Form 10KSB
period 2005-12-31
CDOOR CORP
filed 2006-03-30
CIK 1335112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ------------------------
                                   FORM 10-KSB
                            ------------------------

(Mark One)
|X| Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

|_| Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from _________ to __________.

                                   CDOOR CORP.
             (Exact name of registrant as specified in its charter)

          Delaware               333-128399              20-1945139
      (State or other       (Commission File No.)     (I.R.S. Employer
        jurisdiction                                 Identification No.)
     of incorporation)

                             20A Rehov Sharei Torah
                       Bayit Vegan, Jerusalem Israel 96387
                    (Address of principal executive offices)
                                011-972-2-6432875
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: None for the year ended December 31, 2005.

There are no voting or non-voting shares of common equity held by non-affiliates of the Registrant as of March 15, 2006.

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of March 15, 2006 was 2,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.  Description of Business                                              1

Item 2.  Description of Property                                              8

Item 3.  Legal Proceedings                                                    8

     and incorporated herein by reference.

                                      PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 8

Item 6.  Plan of Operation                                                    9

Item 7.  Financial Statements                                               F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            11

Item 8A. Controls and Procedures                                             11

Item 8B. Other Information                                                   11

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act          12

Item 10. Executive Compensation                                              14

Item 11. Security Ownership of Certain Beneficial Owners and
         Management And Related Stockholder Matters                          14

Item 12. Certain Relationships and Related Transactions                      16

Item 13. Exhibits                                                            16

Item 14. Principal Accountant Fees and Services                              17

SIGNATURES                                                                   18

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

      o     Production of our prototype device;

      o     dependence on key personnel;

      o     competitive factors;

      o     the operation of our business; and

      o     general economic conditions both in the United States and Israel.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ITEM 1. DESCRIPTION OF BUSINESS

General Business Development

      We are a development stage company and currently own one United States patent (patent No. 5,074,073) (the "Patent") for a "Car Door Safety Feature Device". The Patent is a safety feature related to the development of an injury-preventing system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a persons' hand, finger or leg. The Company's principal business plan is to develop a prototype of the Patent and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market the safety system.

      We were incorporated in Delaware on November 18, 2004. Our principal offices are located at 20A Rehov Sharei Torah, Bayit Vegan, Jerusalem Israel 96387. Our telephone number is 011972-2-6432875.

      For the year ended December 31, 2005, we had a net loss of $52,774.

Business Summary and Background

      We believe that automobile doors pose an ever-present risk of causing substantial danger to people, especially children's, hands and/or fingers as a result of accidental slamming of the automobile door while a person's hands or fingers are in the way. Existing automobiles have not been constructed to prevent such injury when doors are closed manually.

      In December 2004, we acquired the Patent related to the development of an injury-preventing system for automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation and an electronic control circuit which is designed to sense any disruption in the impingement of the electromagnetic radiation on the detectors. The system is located to monitor the space normally occupied by an automobile door. When impingement of the electromagnetic radiation on the detectors is disrupted, as by the placement of a person's hand in the space normally occupied by the automobile door, the electrical circuit activates a mechanical device, for example a solenoid, which places a small rubber rod in the path of the closing door, causing the door to bounce off the rod without closing, avoiding injury to the hand of the person.

      In more simple terms, the purpose of the patented product is to protect car passengers or those entering or exiting cars from being injured as the door closes. This device will sense an object, such as a person's hand, in the opening and immediately place a small rubber rod in the path of the closing door so that the door will not be able to close and will therefore not cause, or limit the extent of, injury.

      We intend to produce a prototype of this invention in order to either begin manufacturing and selling the invention, or licensing the technology to a third party for them to manufacture it. Logical partners in this invention may include any (or all) car manufacturers, large rental corporations and even organizations promoting automobile safety. We also intend to market our product to individuals so that they can install the device on cars already owned.

Third-party manufacturers.

      We will rely on third parties to manufacture the prototype of our car door safety device. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our car door safety device.

Intellectual Property

      On December 14, 2004, we acquired the rights to United States Patent No. 5,074,073 from Asher Zwebner, the patent owner. Mr. Zwebner is also a Director, officer and stockholder of the Company. The Patent was granted to Asher Zwebner by the United States Patent and Trademark Office on December 24, 1991, and is scheduled to expire on December 24, 2008. As consideration for such assignment, we have agreed to pay Mr. Zwebner 10% of all royalties we receive from the sale and marketing of our product.

Competition

      Although we are not aware of any other company that has developed, manufactured or marketed a device in the car door safety market, should any number of car manufacturers decide to invent such a car door safety device, we may not be able to compete with them. A large car manufacturer that decides to compete with us would have greater access to capital and may be able to produce a product that is less expensive than ours, thus causing any potential sales of our product to decline.

Employees

      Other than our current officers, Messrs. Krasney and Zwebner, we have no other full time or part-time employees. If and when we develop a prototype for our car door safety device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Transfer Agent

      We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501.

Research and Development.

      We are not currently conducting any research and development activities. If we are able to raise funds from our capital formation activities, we do intend to do research concerning our car door safety device and how to develop a prototype model.

Executive Officers of the Registrant

See Part III, Item 9 of this Report for information about Executive Officers of the Company.

Available Information

The Company does not maintain an Internet web site address. The Company's filings with the Securities and Exchange Commission ("SEC") may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

      An investment in our company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

We have had losses and such losses may continue, which may negatively impact our ability to achieve our business objectives.

      We had no revenue for the year ended December 31, 2005, and no revenue to date since our inception. For the fiscal year ended December 31, 2005, we had a net loss of $52,774 and a net loss of $55,384 since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop a prototype of our car door safety device, manufacture and sell our product. Our auditors have issued an opinion which includes a statement describing our going concern status and, as such, we may not be able to achieve our objectives and may have to suspend or cease operations.

Because Messrs. Zwebner and Krasney have no experience in running a company that sells car safety devices, they may not be able to successfully operate such a business which could cause you to lose your investment.

      We are a start-up company and we intend to market and sell a car door safety device product. Messrs. Zwebner and Krasney, our current officers, have effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon these individuals ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

Potential competitors, some of whom may have greater resources and experience than we do, may develop products and offer services that may cause demand for, and the prices of, our products to decline.

      Although we are not aware of any other company that has developed, manufactured or marketed a device in the car door safety market, should any number of car manufacturers decide to invent such a car door safety device, we may not be able to compete with them. A large car manufacturer that decides to compete with us would have greater access to capital and may be able to produce a product that is less expensive than ours, thus causing any potential sales of our product to decline.

Because Mr. Krasney and Mr. Zwebner have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our operations.

      Our officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Messrs. Zwebner and Krasney, our current officers, intend to only devote approximately 7 hours per week to our business activities. If we have an increase in our business activities we may require that our officers engage in our business activities on a full-time basis, thereby causing Messrs. Zwebner and Krasney a conflict of interest.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

      Our success will also depend in part on our ability to develop commercially viable products without infringing on the intellectual property rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our car door safety device in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

Our Patent expires in two and a half years. If we are unable to renew or extend the expiration date of our patent, our competitors may manufacture a similar competing product.

      Our Patent for our car door safety device expires on December 24, 2008. Once our Patent expires, competitors may manufacture a similar competing product and such product may be made available to the market at a purchase price less than what we are able to offer our product for sale. They may also be able to bring a product to market earlier than we are able to, if at all. After our Patent expires, we may not have any legal position to force others to cease and desist from producing and marketing a product using our ideas and technology. Should this occur we may be forced to cease doing business.

You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident directors and officers.

      Our operations are in Israel. Our directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or against our officers and directors in United States courts. In addition, the courts in the countries in which we are located may not permit lawsuits or the enforcement of judgments arising out of the United States and state securities or similar laws.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

      We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

There is no established public market for our stock and a public market may not be obtained or be liquid and therefore investors may not be able to sell their shares.

      There is no established public market for our common stock. While we intend to apply for quotation of our common stock on the over-the-counter Bulletin Board system, there is no assurance that we will qualify for quotation on the OTC Bulletin Board. Therefore, purchasers of our common stock may be unable to sell their shares on any public trading market or elsewhere.

ITEM 2. DESCRIPTION OF PROPERTY

      Our Principal executive offices are located at 20A Rehov Sharei Torah, Bayit Vegan, Jerusalem Israel 96387. This location is also the residence of Mr. Zwebner and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Dividend Policy

      We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2005, we have not issued any unregistered securities.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

      You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" elsewhere in this Annual Report.

      We are a development stage company and currently own one United States Patent (patent No. 5,074,073) for a "Car Door Safety Feature Device". The Patent is a safety feature related to the development of an injury-preventing system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a persons' hand, finger or leg. Our principal business plan is to develop a prototype of the patent and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market the safety system.

      Although we have not yet engaged a manufacturer to begin work on our prototype Car Door Safety Feature Device, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three months to construct a basic prototype of our patented product. If and when we have viable prototype, depending on our availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective would be to either market the product as an off-the-shelf device and/or to license the product to car manufacturers and have them install the device in the cars they produce.

      Our auditors have issued an opinion which includes a statement describing our going-concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and sustain our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise cash from sources other than the actual sale of the product. We must raise cash to implement our project and stay in business.

      We have had no revenues to date and currently have no cash on hand or in the bank. We have no current assets. The only other assets are our patent, the "Car Door Safety Feature Device" and deferred offering costs. We have total current liabilities of $89,189. Our total stockholder deficit is at ($43,384). Of our loss from operations of $52,774, we have accrued salaries for Messrs. Zwebner and Krasney in the aggregate amount of $40,000 and have paid $9,950 in professional fees for legal and accounting services in connection with our efforts to become a publicly traded and fully reporting company.

      We currently maintain an effective Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and intend to raise capital from the sale of our common stock of up to $100,000. We are currently in the process of conducting the capital formation activity of our registered common stock, but can give no assurance that we will raise any funds from this offering. If we are unable to raise funds, we may not be able to continue to remain in business. As of December 31, 2005, deferred offering costs amounted to $38,415.

      In March 2005, the FASB issued FASB Staff Position (`FSP") No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005, in accordance with the transition provisions of FIN 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in: (a) more consistent recognition of liabilities relating to asset retirement obligations; (b) more information about expected future cash outflows associated with those obligations; and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on the future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of the interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


Report of Registered Independent Auditors............................F-2

Report of Independent Registered Public Accounting Firm..............F-3

Financial Statements-

  Balance Sheet as of December 31, 2005..............................F-4

  Statements of Operations for the Periods Ended December 31, 2005,
    and 2004, and Cumulative from Inception .........................F-5

  Statements of Stockholders' Equity (Deficit) for the Periods from
    Inception Through December 31, 2005..............................F-6

  Statements of Cash Flows for the Periods Ended December 31, 2005,
    and 2004, and Cumulative from Inception .........................F-7

  Notes to Financial Statements for the Periods
    Ended December 31, 2005, and 2004................................F-8

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CDoor Corp.:

We have audited the accompanying balance sheet of CDoor Corp. (a Delaware corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended December 31, 2005, and from inception (November 18, 2004) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDoor Corp. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, and from inception (November 18, 2004) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, is conducting its capital formation activities, has experienced an operating loss since inception, and its working capital is insufficient to meet planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/Davis Accounting Group P.C.

Cedar City, Utah,
March 15, 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CDoor Corp.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of CDoor Corp. (a Delaware corporation in the development stage) for the period from inception (November 18, 2004) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CDoor Corp. for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, is conducting its capital formation activities, has experienced an operating loss since inception, and its working capital is insufficient to meet planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/SF Partnership LLP

Chartered Accountants

Toronto, Canada
August 15, 2005.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                             AS OF DECEMBER 31, 2005

                   ASSETS
                                                                  2005
                                                                --------
Current Assets:
  Cash on hand and in bank                                      $     --
                                                                --------
      Total current assets                                            --
                                                                --------

Other Assets:
  Patent (net of accumulated amortization of $2,610)               7,390
  Deferred offering costs                                         38,415
                                                                --------
      Total other assets                                          45,805
                                                                --------
Total Assets                                                    $ 45,805
                                                                ========

      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Checks in excess of bank balance                              $     28
  Accrued liabilities                                             57,032
  Loans from related parties - Directors and stockholders         32,129
                                                                --------
      Total current liabilities                                   89,189
                                                                --------
      Total liabilities                                           89,189
                                                                --------

Commitments and Contingencies

Stockholders' (Deficit):
  Common stock, par value $.0001 per share, 50,000,000 shares
    authorized; 2,000,000 shares issued and outstanding              200
  Additional paid-in capital                                      11,800
  (Deficit) accumulated during the development stage             (55,384)
                                                                --------
      Total stockholders' (deficit)                              (43,384)
                                                                --------
Total Liabilities and Stockholders' (Deficit)                   $ 45,805
                                                                ========

                 The accompanying notes to financial statements
                  are an integral part of this balance sheet.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
               FOR THE PERIODS ENDED DECEMBER 31, 2005, AND 2004,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                            THROUGH DECEMBER 31, 2005

                                                      Periods Ended
                                                       December 31,          Cumulative
                                                  -----------------------       From
                                                     2005          2004       Inception
                                                  ----------    ---------    ----------

Revenues                                          $       --    $      --    $       --
                                                  ----------    ---------    ----------

Expenses:
  General and administrative-
    Management salaries                               40,000           --        40,000
    Professional fees                                  9,950          500        10,450
    Amortization                                       2,500          110         2,610
    Other                                                324        2,000         2,324
                                                  ----------    ---------    ----------
      Total general and administrative expenses       52,774        2,610        55,384
                                                  ----------    ---------    ----------
(Loss) from Operations                               (52,774)      (2,610)      (55,384)

Other Income (Expense)                                    --           --            --

Provision for income taxes                                --           --            --
                                                  ----------    ---------    ----------
Net (Loss)                                        $  (52,774)   $  (2,610)   $  (55,384)
                                                  ==========    =========    ==========

(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted     $    (0.03)   $   (0.01)
                                                  ==========    =========

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                  2,000,000      223,616
                                                  ==========    =========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
               FOR THE PERIODS FROM INCEPTION (NOVEMBER 18, 2004)
                            THROUGH DECEMBER 31, 2005

                                                                            (Deficit)
                                                                           Accumulated
                                            Common Stock      Additional   During the
                                         ------------------    Paid-in     Development
Description                               Shares     Amount    Capital        Stage        Totals
--------------------------------------   ---------   ------   ----------   -----------    --------

Balance - November 18, 2004                     --   $   --   $       --   $        --    $     --

Common stock issued for cash             2,000,000      200        1,800            --       2,000

Acquisition of patent from stockholder          --       --       10,000            --      10,000

Net (loss) for the period                       --       --           --        (2,610)     (2,610)
                                         ---------   ------   ----------   -----------    --------
Balance - December 31, 2004              2,000,000      200       11,800        (2,610)      9,390

Net (loss) for the period                       --       --           --       (52,774)    (52,774)
                                         ---------   ------   ----------   -----------    --------

Balance - December 31, 2005              2,000,000   $  200   $   11,800   $   (55,384)   $(43,384)
                                         =========   ======   ==========   ===========    ========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
               FOR THE PERIODS ENDED DECEMBER 31, 2005, AND 2004,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                            THROUGH DECEMBER 31, 2005

                                                         Periods Ended
                                                          December 31,       Cumulative
                                                      -------------------       From
                                                        2005        2004     Inception
                                                      --------    -------    ----------
Operating Activities:
  Net (loss)                                          $(52,774)   $(2,610)   $  (55,384)

  Adjustments to reconcile net (loss) to net cash
    (used in) provided by operating activities:
    Amortization                                         2,500        110         2,610
      Changes in net liabilities-
        Accrued liabilities                             52,032      5,000        57,032
                                                      --------    -------    ----------
Net Cash Provided by (Used in) Operating Activities      1,758      2,500         4,258
                                                      --------    -------    ----------

Investing Activities:
  Cash (used in) investing activities                       --         --            --
                                                      --------    -------    ----------

Net Cash (Used in) Investing Activities                     --         --            --
                                                      --------    -------    ----------

Financing Activities:
  Checks in excess of bank balance                          28         --            28
  Issuance of common stock for cash                         --      2,000         2,000
  Deferred offering costs                              (33,915)    (4,500)      (38,415)
  Loans from related parties - Directors and
    stockholders                                        31,129      1,000        32,129
                                                      --------    -------    ----------
Net Cash Provided by (Used in) Financing Activities     (2,758)    (1,500)       (4,258)
                                                      --------    -------    ----------

Net Increase (Decrease) in Cash                         (1,000)     1,000            --

Cash - Beginning of Period                               1,000         --            --
                                                      --------    -------    ----------

Cash - End of Period                                  $     --    $ 1,000    $       --
                                                      ========    =======    ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest                                        $     --    $    --    $       --
                                                      ========    =======    ==========
      Income taxes                                    $     --    $    --    $       --
                                                      ========    =======    ==========


Supplemental Information of Noncash Investing and Financing Activities:

      In December 2004, the Company acquired a United States patent named "Car Door Safety Feature" from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a contribution to paid-in capital at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in the United States in the amount of $10,000.


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

CDoor Corp. ("CDoor" or the "Company") is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on November 18, 2004. The business plan of the Company is to develop a commercial application utilizing a patent pertaining to a safety system for the doors of automobiles. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the safety system. The accompanying financial statements of CDoor were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raise capital of up to $100,000 from a self-underwritten offering of 1.0 million shares of newly issued common stock in the public markets. The Company is currently in the process of conducting the capital formation activity of its registered common stock.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from licensing, manufacturing, selling, research and development, and royalty activities. Revenues will be recognized by major categories under the following policies:

For licensing activities, revenue realized from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

For manufacturing and selling activities, revenues will be realized when the products are delivered to customers, and collection is reasonably assured.

For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of specific agreements. Advance payments for the use of technology where further services are to be provided or fees received on the signing of research agreements are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


For royalty activities, revenues will be realized once performance requirements of the Company have been completed, and collection is reasonably assured.

Development Costs

The Company is in the development stage, and primarily involved in the development of a prototype application of a patent. When it has been determined that a prototype can be economically developed, the costs incurred to develop this prototype will be capitalized accordingly. Development costs capitalized will be amortized over the estimated useful life of the product following attainment of commercial production or written-off to expense if the product or project is abandoned.

Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective December 15, 2004. The patent was originally granted on December 24, 1991. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a contribution to paid-in capital at the stockholder's historical cost basis in the amount of $10,000. The historical cost of obtaining the patent has been capitalized by the Company, and is being amortized over a period of approximately four years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2005, and 2004.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of December 31, 2005, CDoor had incurred $38,415 in deferred offering costs.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2005, the carrying value of the loans from related parties - Stockholders, and accrued liabilities approximated fair value due to the short-term maturity of these instruments.

Concentrations of Risk

As of December 31, 2005, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2005, and revenues and expenses for the periods ended December 31, 2005, and 2004. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a commercial application utilizing a patent pertaining to a safety system for the doors of automobiles. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the safety system.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $100,000 from a self-underwritten offering of 1.0 million shares of newly issued common stock in the public markets. The Company is currently in the process of conducting the capital formation activity of its registered common stock.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise $100,000 in capital, or be successful in the development of a prototype of its patent application, sale of its products, technology, or services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of December 31, 2005, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Rights

In December 2004, the Company acquired by assignment 100% of all rights, title and interest to a United States patent owned by a Director and stockholder of the Company. The Company is committed to payment of 10% of all revenues received for the exploitation of the patent as royalties to the Director and stockholder. The historical cost of the patent to the Director and stockholder in the amount of $10,000 is reflected on the accompanying balance sheet of the Company, and is being amortized on a straight-line basis over its remaining useful life of approximately four years.

(4) Loans from Related Parties - Directors and Stockholders

As of December 31, 2005, loans from related parties - Directors and stockholders amounted to $32,129, and represented advances from two directors and stockholders of the Company. The loans are unsecured, non-interest bearing and due on demand.

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2005, and 2004, was as follows (using a 15 percent effective Federal income tax rate):

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


                                       2005     2004
                                     -------   -----

Current Tax Provision:
  Federal-
    Taxable income                   $    --   $  --
                                     -------   -----
      Total current tax provision    $    --   $  --
                                     =======   =====
Deferred Tax Provision:
  Federal-
    Loss carryforwards               $ 7,916   $ 392
    Change in valuation allowance     (7,916)   (392)
                                     -------   -----
      Total deferred tax provision   $    --   $  --
                                     =======   =====


The Company had deferred income tax assets as of December 31, 2005, as follows:

                                    2005
                                  -------
Loss carryforwards                $ 8,308
Less - Valuation allowance         (8,308)
                                  -------
  Total net deferred tax assets   $    --
                                  =======


As of December 31, 2005, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $55,400 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2024-2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6) Related Party Transactions

For the year ended December 31, 2005, management salaries totaling $40,000 were accrued to the Chief Executive Officer and the Chief Financial Officer for services rendered. No accrual was made for the period ended December 31, 2004.

(7) Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Staff Position (`FSP") No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December
2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005, in accordance with the transition provisions of FIN 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in:(a) more consistent recognition of liabilities relating to asset retirement obligations; (b) more information about expected future cash outflows associated with those obligations; and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on the future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of the interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

(8) Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on 10% of all revenues received from the exploitation of its patent as described in Note 3 above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on February 22, 2006, we dismissed SF Partnership, LLP by declining to renew the engagement of SF Partnership, LLP as the independent accountant engaged to audit our financial statements.

SF Partnership LLP performed the audit of our financial statements for the year ended December 31, 2004. During this period and the subsequent interim period prior to our decision to decline to renew their engagement, there were no disagreements with SF Partnership, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to SF Partnership, LLP's satisfaction would have caused SF Partnership, LLP to make reference to this subject matter of the disagreements in connection with SF Partnership, LLP's report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Our Board of Directors determined that, although we were very satisfied with the quality of the audits prepared by SF Partnership, LLP, a new independent certified public accountant would be in the best interests of our stockholders. The decision not to renew the engagement with SF Partnership, LLP was approved by our Board of Directors.

The audit report of SF Partnership, LLP for our year ended on December 31, 2004, did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty regarding our ability to continue as a going concern.

On February 22, 2006, we engaged the firm of Davis Accounting Group P.C. to serve as our independent registered public accountants for the fiscal year ended December 31, 2005.

During the two fiscal years ended December 31, 2005 and 2004, and through February 22, 2006, we have not consulted with Davis Accounting Group P.C. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to Davis Accounting Group P.C. nor oral advice was provided that Davis Accounting Group P.C. concluded was an important factor considered by our Board of Directors in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of March 15, 2006:

Name            Age   Positions and Offices Held
-------------   ---   ---------------------------------------------------
Lavi Krasney     38   Chief Executive Officer and Director

Asher Zwebner    41   Principal Financial Officer, Treasurer And Director


      Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

      Our board of directors has no nominating, audit or compensation committees.

      Lavi Krasney has been our CEO, principal executive officer, and a member of our board of directors since our inception in November 2004. From 1998 to the present, Mr. Krasney has been a director and economist for Otzarot Tarshish Nechasim Vehashkaot LTD, a private company providing international business development and marketing advisory services to Israeli companies. Mr. Krasney received his B.A. from Haifa University School of Economics and Accounting in 1991, and his MBA from Tel Aviv University in 1998.

      Asher Zwebner, has been our treasurer and a member of our board of directors since inception in November 2004. Since May, 2002, Mr. Zwebner has served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. Prior to that, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com and for Britannica.com, both private companies located in Israel. From 2000 through 2002, Mr. Zwebner served as a consultant for SMC Ventures, a strategic services firm which provides business consulting services for startup and established companies. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer and Gabbay (a division of Ernst and Young in Israel). Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Involvement in Certain Legal Proceedings

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Limitation on Liability and Indemnification of Directors and Officers

      Our Certificate of Incorporation, as amended, provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our right and that of our stockholders (through stockholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Certificate of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

      None of our officers or directors received or earned any compensation or bonus from us for services rendered to us in fiscal year 2004. We also have not made cash payment for salaries or bonuses in 2005; however, the Company has accrued compensation in the amount of $10,000 to each Mr. Krasney and Mr. Zwebner for each of the third and fourth quarters of the 2005 fiscal year, for a total of $40,000.

      There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

      We do not maintain key-man life insurance for any of our executive officers or directors.

Stock Options

      As of March 15, 2006, we have not adopted an employee stock option plan and do not have any options or warrants outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (i) The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our directors and executive officers and (c) all current directors and executive officers as a group. The following table is based upon an aggregate of 2,000,000 shares of our common stock outstanding as of March 15, 2006.

                              Number of Shares of      Percent of
                                 Common Stock         Common Stock
                                 Beneficially         Beneficially
Name of                         Owned or Right       Owned or Right
Beneficial Owner               to Direct Vote(1)    to Direct Vote(1)
---------------------------   -------------------   -----------------
Lavi Krasney                            1,000,000                  50%

Asher Zwebner                           1,000,000                  50%


All directors and executive
officers as a group
(two persons)                           2,000,000                 100%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 14, 2004, we acquired the rights to United States Patent No. 5,074,073 from Asher Zwebner, the patent owner. The Patent was granted to Asher Zwebner by the United States Patent and Trademark Office on December 24, 1991, and is scheduled to expire on December 24, 2008. As consideration for such assignment, we have agreed to pay Mr. Zwebner 10% of all royalties we receive from the sale and marketing of our product.

      From our inception through the period ended December 31, 2005, Mr. Zwebner has loaned the Company $16,064.50 and Mr. Krasney has loaned the Company $16,064.50. Such loans are interest free, have no specified repayment dates and are due and payable upon demand. No formal written agreements have been entered into and as of March 15, 2006, and the Company has not been requested to repay these amounts.

ITEM 13. EXHIBITS

 3.1 Articles of Incorporation of the Company (*)
 3.2 By-Laws of the Company (*)
 3.3 Form of Common Stock Certificate of the Company (*)
23.1 Consent of Davis Accounting Group P.C., current auditor.
23.2 Consent of SF Partnership LLP, previous auditor.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

(*) Previously filed on Form SB-2 on September 19, 2005; file No. 333-128399 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      1) Audit Fees

The aggregate fees billed by Davis Accounting Group P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005 was $10,000.

      2) Audit-Related Fees

The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal years.

      3) Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

      4) All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CDOOR CORP.

Dated:  March 30, 2006             By: /s/ Lavi Krasney
                                       ------------------------------
                                       Name: Lavi Krasney
                                       Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                     Date

/s/ Lavi Krasney            Chief Executive Officer       March 30, 2006
----------------------      and Director (Principal
Lavi Krasney                Executive Officer)


/s/ Asher Zwebner           Chief Financial Officer,      March 30, 2006
----------------------      Secretary and Treasurer
Asher Zwebner               (Principal Financial
                            Officer and Principal
                            Accounting Officer)