Form 10QSB
period 2006-03-31
CDOOR CORP
filed 2006-05-11
CIK 1335112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                        Commission file number 333-128399

                                   CDOOR CORP.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                         20-1945139
           (State of Incorporation)    (IRS Employer Identification No.)

                             20A Rehov Sharei Torah
                       Bayit Vegan, Jerusalem Israel 96387
                    (Address of principal executive offices)

                                011-972-2-6432875
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|    No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|    No |X|

As of March 31, 2006, the Company had 2,000,000 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  |_|    No |X|

                                   CDOOR CORP.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ended March 31, 2006

                                Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

     Item 2.    Management's Discussion and Analysis or Plan of Operation

     Item 3.    Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005


Financial Statements-

   Balance Sheet as of March 31, 2006 (Unaudited)............................F-2

   Statements of Operations for the Three Months Ended March 31, 2006,
     and 2005, and Cumulative from Inception (Unaudited) ....................F-3

   Statements of Cash Flows for the Three Months Ended March 31, 2006,
     and 2005, and Cumulative from Inception (Unaudited).....................F-4

   Notes to Financial Statements March 31, 2006, and 2005 (Unaudited)........F-5

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                              AS OF MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                         2005
                                                                      ---------
Current Assets:
     Cash on hand and in bank                                         $   4,772
                                                                      ---------

            Total current assets                                          4,772
                                                                      ---------

Other Assets:
     Patent (net of accumulated amortization of $3,235)                   6,765
     Deferred offering costs                                             38,415
                                                                      ---------

            Total other assets                                           45,180
                                                                      ---------

Total Assets                                                          $  49,952
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
     Accrued liabilities                                              $  55,250
     Loans from related parties - Directors and stockholders             52,129
                                                                      ---------

            Total current liabilities                                   107,379
                                                                      ---------

            Total liabilities                                           107,379
                                                                      ---------

Commitments and Contingencies

Stockholders' (Deficit):
     Common stock, par value $.0001 per share, 50,000,000 shares
         authorized; 2,000,000 shares issued and outstanding                200
     Additional paid-in capital                                          11,800
     (Deficit) accumulated during the development stage                 (69,427)
                                                                      ---------

            Total stockholders' (deficit)                               (57,427)
                                                                      ---------

Total Liabilities and Stockholders' (Deficit)                         $  49,952
                                                                      =========


              The accompanying notes to financial statements are an
                      integral part of this balance sheet.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
              FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                             THROUGH MARCH 31, 2006
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,            Cumulative
                                                      --------------------------       From
                                                         2006            2005        Inception
                                                      -----------    -----------    -----------
Revenues                                              $        --    $        --    $        --
                                                      -----------    -----------    -----------

Expenses:
     General and administrative-
        Management salaries                                    --             --         40,000
        Professional fees                                  13,202             --         23,652
        Amortization                                          625            625          3,235
        Other                                                 216             --          2,540
                                                      -----------    -----------    -----------

          Total general and administrative expenses        14,043            625         69,427
                                                      -----------    -----------    -----------

(Loss) from Operations                                    (14,043)          (625)       (69,427)

Other Income (Expense)                                         --             --             --

Provision for income taxes                                     --             --             --
                                                      -----------    -----------    -----------

Net (Loss)                                            $   (14,043)   $      (625)   $   (69,427)
                                                      ===========    ===========    ===========

(Loss) Per Common Share:
     (Loss) per common share - Basic and Diluted      $     (0.01)   $     (0.00)
                                                      ===========    ===========

Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                    2,000,000      2,000,000
                                                      ===========    ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
              FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                             THROUGH MARCH 31, 2006
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,        Cumulative
                                                               --------------------      From
                                                                 2006        2005      Inception
                                                               --------    --------    --------
Operating Activities:
     Net (loss)                                                $(14,043)   $   (625)   $(69,427)
     Adjustments to reconcile net (loss) to net cash
       (used in) provided by operating activities:
        Amortization                                                625         625       3,235
          Changes in net liabilities-
            Accrued liabilities                                  (1,782)      1,500      55,250
                                                               --------    --------    --------

Net Cash Provided by (Used in) Operating Activities             (15,200)      1,500     (10,942)
                                                               --------    --------    --------

Investing Activities:
     Cash (used in) investing activities                             --          --          --
                                                               --------    --------    --------

Net Cash (Used in) Investing Activities                              --          --          --
                                                               --------    --------    --------

Financing Activities:
     Checks in excess of bank balance                               (28)         --          --
     Issuance of common stock for cash                               --          --       2,000
     Deferred offering costs                                         --      (1,500)    (38,415)
     Loans from related parties - Directors and stockholders     20,000          --      52,129
                                                               --------    --------    --------

Net Cash Provided by (Used in) Financing Activities              19,972      (1,500)     15,714
                                                               --------    --------    --------

Net Increase in Cash                                              4,772          --       4,772

Cash - Beginning of Period                                           --       1,000          --
                                                               --------    --------    --------

Cash - End of Period                                           $  4,772    $  1,000    $  4,772
                                                               ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                             $     --    $     --    $     --
                                                               ========    ========    ========
          Income taxes                                         $     --    $     --    $     --
                                                               ========    ========    ========

Supplemental Information of Noncash Investing and Financing Activities:

      In December 2004, the Company acquired by assignment a United States patent named "Car Door Safety Feature" from a Director and stockholder. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a contribution to paid-in capital at the Director and stockholder's historical cost basis, determined under accounting principles generally accepted in the United States in the amount of $10,000.


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

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

   Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2006, and for the periods ended March 31, 2006, and 2005, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, and the results of its operations and its cash flows for the periods ended March 31, 2006, and 2005, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. The accounting policies used in the preparation of these unaudited financial statements are the same as those described in the Company's audited financial statements prepared as of December 31, 2005, and for the year then ended. Refer to CDoor's audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, for additional information and disclosures.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

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

   Patent

The Company obtained a United States patent from a Director and stockholder by assignment effective December 15, 2004. The patent was originally granted on December 24, 1991. Under Staff Accounting Bulletin Topic 5G, "Transfers of Nonmonetary Assets by Promoters and Shareholders," the Company recorded the transaction as a contribution to paid-in capital at the Director and stockholder's historical cost basis in the amount of $10,000. The historical cost of obtaining the patent has been capitalized by the Company, and is being amortized over a period of approximately four years.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2006, and 2005.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of March 31, 2006, CDoor had incurred $38,415 in deferred offering costs.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2006, the carrying value of the loans from related parties - Directors and Stockholders, and accrued liabilities approximated fair value due to the short-term maturity of these instruments.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

   Concentrations of Risk

As of March 31, 2006, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2006, and expenses for the periods ended March 31, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

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

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise $100,000 in equity capital, or be successful in the development of a prototype of its patent application, sale of its products, technology, or services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of March 31, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

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

(4)   Loans from Related Parties - Directors and Stockholders

As of March 31, 2006, loans from related parties - Directors and stockholders amounted to $52,129, and represented advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing and due on demand.

(5)   Related Party Transactions

As of March 31, 2006, management salaries totaling $40,000 were accrued to the Chief Executive Officer and the Chief Financial Officer for services rendered. No expense was recorded for the period ended March 31, 2006 for management salaries.

(6)   Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (UNAUDITED)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

(7)   Commitments and Contingencies

The Company is committed to paying royalties to a Director and stockholder based on 10% of all revenues received from the exploitation of its patent as described in Note 3 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Quarterly Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" elsewhere in this Quarterly Report.

We are a development stage company and currently own one United States Patent (patent No. 5,074,073) for a "Car Door Safety Feature Device". The Patent is a safety feature related to the development of an injury-preventing system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a persons' hand, finger or leg. Our principal business plan is to develop a prototype of the patent and then manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the safety system.

Although we have not yet engaged a manufacturer to begin work on our prototype Car Door Safety Feature Device, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three months to construct a basic prototype of our patented product. If and when we have a viable prototype, depending on our availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective would be to either market the product as an off-the-shelf device and/or to license the product to car manufacturers and have them install the device in the cars they produce.

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

We must raise cash to implement our project and stay in business. We have had no revenues to date and currently have cash resources of $4,772. We have no other current assets. The only other assets are our patent, the "Car Door Safety Feature Device" and deferred offering costs. We have total current liabilities of $107,379. Our total stockholders' deficit is ($57,427). Of our loss from operations since inception of $69,427, we have accrued salaries for Messrs. Zwebner and Krasney in the aggregate amount of $40,000 and have paid $23,652 in professional fees for legal and accounting services in connection with our efforts to become a publicly traded and fully reporting company.

We currently maintain an effective Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and intend to raise capital from the sale of our common stock of up to $100,000. We are currently in the process of conducting the capital formation activity of our registered common stock, but can give no assurance that we will raise any funds from this offering. If we are unable to raise funds, we may not be able to continue to remain in business. As of March 31, 2006, deferred offering costs amounted to $38,415.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our financial statements.

                                  RISK FACTORS

      An investment in our company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

We have had losses and such losses may continue, which may negatively impact our ability to achieve our business objectives.

      We had no revenue for the year ended December 31, 2005 or for the period ended March 31, 2006, and no revenue to date since our inception. For the fiscal quarter ended March 31, 2006, we had a net loss of $14,403 and a net loss of $69,427 since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop a prototype of our car door safety device, manufacture and sell our product. Our auditors have issued an opinion which includes a statement describing our going concern status and, as such, we may not be able to achieve our objectives and may have to suspend or cease operations.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(e) and 15-d - 15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rules 13a - 15 or Rule 15d-15, as of March 31, 2006 ("Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting us to material information relating to us, and required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter ended March 31, 2006, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS

      31.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 (A)

      31.2  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 (A)

      32.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
            SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      32.2  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
            SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Signature                     Title                     Date

/s/ Lavi Krasney            Chief Executive Officer       May 10, 2006
----------------------      and Director (Principal
Lavi Krasney                Executive Officer)


/s/ Asher Zwebner           Chief Financial Officer,      May 10, 2006
----------------------      Secretary and Treasurer
Asher Zwebner               (Principal Financial
                            Officer and Principal
                            Accounting Officer)