Form 10QSB
period 2006-06-30
CDOOR CORP
filed 2006-08-17
CIK 1335112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Yes  |_|    No |X|

As of June 30, 2006, the Company had 3,000,000 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  |_|    No |X|

                                   CDOOR CORP.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ended June 30, 2006

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005
                                   (Unaudited)

Financial Statements-

   Balance Sheet as of June 30, 2006 ........................................F-2

   Statements of Operations for the Three Months and
     Six Months Ended June 30, 2006, and 2005, and
     Cumulative from Inception ..............................................F-3

   Statements of Cash Flows for the Six Months Ended June 30, 2006,
     and 2005, and Cumulative from Inception ................................F-4

   Notes to Financial Statements June 30, 2006, and 2005 ....................F-5

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                               AS OF JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS
                                                                         2006
                                                                      --------
Current Assets:
     Cash on hand and in bank                                         $ 58,247
                                                                      --------
          Total current assets                                          58,247
                                                                      --------
Other Assets:
     Patent (net of accumulated amortization of $3,860)                  6,140
                                                                      --------
          Total other assets                                             6,140
                                                                      --------
Total Assets                                                          $ 64,387
                                                                      ========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accrued liabilities                                              $ 58,750
     Loans from related parties - Directors and stockholders            27,129
                                                                      --------
          Total current liabilities                                     85,879
                                                                      --------
          Total liabilities                                             85,879
                                                                      --------
Commitments and Contingencies

Stockholders' (Deficit):
     Common stock, par value $.0001 per share, 50,000,000 shares
         authorized; 3,000,000 shares issued and outstanding               300
     Additional paid-in capital                                         73,285
     (Deficit) accumulated during the development stage                (95,077)
                                                                      --------
          Total stockholders' (deficit)                                (21,492)
                                                                      --------
Total Liabilities and Stockholders' (Deficit)                         $ 64,387
                                                                      ========

                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                              THROUGH JUNE 30, 2006
                                   (Unaudited)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,             Cumulative
                                                     ---------------------------   --------------------------     From
                                                        2006           2005           2006           2005        Inception
                                                     ------------  -------------   -----------  -------------  -------------
Revenues                                             $        --    $        --    $        --    $        --    $        --
                                                     -----------    -----------    -----------    -----------    -----------
Expenses:
     General and administrative-
        Management salaries                                   --             --             --             --         40,000
        Professional fees                                 22,759             --         35,961            600         46,411
        Amortization                                         625            625          1,250          1,250          3,860
        Other                                              2,266             --          2,482             --          4,806
                                                     -----------    -----------    -----------    -----------    -----------
         Total general and administrative expenses        25,650            625         39,693          1,850         95,077
                                                     -----------    -----------    -----------    -----------    -----------
(Loss) from Operations                                   (25,650)          (625)       (39,693)        (1,850)       (95,077)

Other Income (Expense)                                        --             --             --             --             --

Provision for income taxes                                    --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------
Net (Loss)                                           $   (25,650)   $      (625)   $   (39,693)   $    (1,850)   $   (95,077)
                                                     ===========    ===========    ===========    ===========    ===========
(Loss) Per Common Share:
     (Loss) per common share - Basic and Diluted     $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                                                     ===========    ===========    ===========    ===========
Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                   2,351,648      2,000,000      2,176,796      2,000,000
                                                     ===========    ===========    ===========    ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                              THROUGH JUNE 30, 2006
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,          Cumulative
                                                                           ----------------------      From
                                                                              2006         2005      Inception
                                                                           ---------    ---------   -----------
Operating Activities:
     Net (loss)                                                            $ (39,693)   $  (1,850)   $ (95,077)
     Adjustments to reconcile net (loss) to net cash
       (used in) provided by operating activities:
        Amortization                                                           1,250        1,250        3,860
          Changes in net liabilities-
            Accrued liabilities                                                1,718        3,600       58,750
                                                                           ---------    ---------    ---------
Net Cash Provided by (Used in) Operating Activities                          (36,725)       3,000      (32,467)
                                                                           ---------    ---------    ---------
Investing Activities:
     Cash (used in) investing activities                                          --           --           --
                                                                           ---------    ---------    ---------
Net Cash (Used in) Investing Activities                                           --           --           --
                                                                           ---------    ---------    ---------
Financing Activities:
     Checks in excess of bank balance                                            (28)          --           --
     Issuance of common stock for cash                                       100,000           --      102,000
     Deferred offering costs                                                      --       (1,500)     (38,415)
     Loans from related parties - Directors and stockholders                      --           --       32,129
     Payments on loans from related parties - Directors and stockholders      (5,000)          --       (5,000)
                                                                           ---------    ---------    ---------
Net Cash Provided by (Used in) Financing Activities                           94,972       (1,500)      90,714
                                                                           ---------    ---------    ---------
Net Increase in Cash                                                          58,247        1,500       58,247
Cash - Beginning of Period                                                                  1,000           --
                                                                           ---------    ---------    ---------
Cash - End of Period                                                       $  58,247    $   2,500    $  58,247
                                                                           =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                         $      --    $      --    $      --
                                                                           =========    =========    =========
          Income taxes                                                     $      --    $      --    $      --
                                                                           =========    =========    =========

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005
                                   (UNAUDITED)

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

In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raise capital of up to $100,000 from a self-underwritten offering of 1.0 million shares of newly issued common stock in the public markets. On May 30, 2006, the Company successfully completed the capital formation activity of its registered common stock.

Unaudited Interim Financial Statements

The interim financial statements as of June 30, 2006, and for the periods ended June 30, 2006, and 2005, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2006, and the results of its operations and its cash flows for the periods ended June 30, 2006, and 2005, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. The accounting policies used in the preparation of these unaudited financial statements are the same as those described in the Company's audited financial statements prepared as of December 31, 2005, and for the year then ended. Refer to CDoor's audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, for additional information and disclosures.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005
                                   (UNAUDITED)

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

      Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005
                                   (UNAUDITED)

      Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2006, and 2005.

      Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of May 30, 2006, $38,415 in deferred offering costs where charged against capital raised from the offering of its registered common stock.

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

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2006, the carrying value of the loans from related parties - Directors and Stockholders, and accrued liabilities approximated fair value due to the short-term maturity of these instruments.

      Concentrations of Risk

As of June 30, 2006, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

      Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2006, and expenses for the periods ended June 30, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $100,000 from a self-underwritten offering of 1.0 million shares of newly issued common stock in the public markets. On May 30, 2006, the Company successfully completed the offering of its registered common stock.

While the Company successfully secured $100,000 in equity capital, there can be no assurance that the Company will be successful in the development of a prototype of its patent application, sale of its products, technology, or services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of June 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)   Loans from Related Parties - Directors and Stockholders

As of June 30, 2006, loans from related parties - Directors and stockholders amounted to $27,129, and represented advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing and due on demand.

(5)   Related Party Transactions

As of June 30, 2006, management salaries totaling $40,000 were accrued to the Chief Executive Officer and the Chief Financial Officer for services rendered. No expense was recorded for the period ended June 30, 2006 for management salaries.

(6)   Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109," ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005
                                   (UNAUDITED)

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

(7)   Common Stock

On May 30, 2006, the Company completed a self-underwritten offering of its common stock. The Company issued 1.0 million shares of its common stock for proceeds of $100,000.

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

We must raise cash to implement our project and stay in business. We have had no revenues to date and currently have cash resources of $58,247. We have no other current assets. The only other assets are our patent, the "Car Door Safety Feature Device." We have total current liabilities of $85,879. Our total stockholders' deficit is ($21,492). Of our loss from operations since inception of $95,077, we have accrued salaries for Messrs. Zwebner and Krasney in the aggregate amount of $40,000 and have paid $46,411 since inception in professional fees for legal and accounting services in connection with our efforts to become a publicly traded and fully reporting company.

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

      We had no revenue for the year ended December 31, 2005 or for the period ended June 30, 2006, and no revenue to date since our inception. For the fiscal quarter ended June 30, 2006, we had a net loss of $25,650 and a net loss of $95,077 since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop a prototype of our car door safety device, manufacture and sell our product. Our auditors have issued an opinion which includes a statement describing our going concern status and, as such, we may not be able to achieve our objectives and may have to suspend or cease operations.

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

      There is no established public market for our common stock. While have applied for quotation of our common stock on the over-the-counter Bulletin Board system, there is no assurance that we will qualify for quotation on the OTC Bulletin Board. Therefore, purchasers of our common stock may be unable to sell their shares on any public trading market or elsewhere.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(e) and 15-d - 15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rules 13a - 15 or Rule 15d-15, as of June 30, 2006 ("Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting us to material information relating to us, and required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter ended June 30, 2006, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


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



       Signature                     Title                     Date

/s/ Lavi Krasney            Chief Executive Officer       August 15, 2006
----------------------      and Director (Principal
Lavi Krasney                Executive Officer)


/s/ Asher Zwebner           Chief Financial Officer,      August 15, 2006
----------------------      Secretary and Treasurer
Asher Zwebner               (Principal Financial
                            Officer and Principal
                            Accounting Officer)