Form 10QSB
period 2006-09-30
CDOOR CORP
filed 2006-10-12
CIK 1335112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

Yes |_| No |X|

As of October 11, 2006, the Company had 3,025,000 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                   CDOOR CORP.

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ended September 30, 2006

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements ......................................... 1

     Item 2.    Management's Discussion and Analysis or Plan of Operation .... 2

     Item 3.    Controls and Procedures ...................................... 6

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings ............................................ 7

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .. 7

     Item 3.    Defaults Upon Senior Securities .............................. 7

     Item 4.    Submission of Matters to a Vote of Security Holders .......... 8

     Item 5.    Other Information ............................................ 8

     Item 6.    Exhibits ..................................................... 8

Signatures ................................................................... 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

Financial Statements-

   Balance Sheet as of September 30, 2006.................................. F-2

   Statements of Operations for the Three Months and
     Nine Months Ended September 30, 2006, and 2005, and
     Cumulative from Inception............................................. F-3

   Statements of Cash Flows for the Nine Months Ended September 30, 2006,
     and 2005, and Cumulative from Inception............................... F-4

   Notes to Financial Statements September 30, 2006, and 2005.............. F-5

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS
                                                                                   2006
                                                                                ---------
Current Assets:
      Cash on hand and in bank                                                  $  10,644
                                                                                ---------
             Total current assets                                                  10,644
                                                                                ---------
Other Assets:
      Patent (net of accumulated amortization of $4,485)                            5,515
                                                                                ---------
             Total other assets                                                     5,515
                                                                                ---------
Total Assets                                                                    $  16,159
                                                                                =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accrued liabilities                                                       $  19,102
      Loans from related parties - Directors and stockholders                      29,129
                                                                                ---------
             Total current liabilities                                             48,231
                                                                                ---------
             Total liabilities                                                     48,231
                                                                                ---------
Commitments and Contingencies

Stockholders' (Deficit):
      Common stock, par value $.0001 per share, 50,000,000 shares authorized;
          3,025,000 shares issued and outstanding                                     302
      Additional paid-in capital                                                   75,283
      (Deficit) accumulated during the development stage                         (107,657)
                                                                                ---------
             Total stockholders' (deficit)                                        (32,072)
                                                                                ---------
Total Liabilities and Stockholders' (Deficit)                                   $  16,159
                                                                                =========

                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                           THROUGH SEPTEMBER 30, 2006
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                   September 30,                September 30,           Cumulative
                                            --------------------------    --------------------------       From
                                               2006            2005           2006           2005        Inception
                                            -----------    -----------    -----------    -----------    -----------
Revenues                                    $        --    $        --    $        --    $        --    $        --
                                            -----------    -----------    -----------    -----------    -----------
Expenses:
      General and administrative-
         Management salaries                         --         20,000             --         20,000         40,000
         Professional fees                       10,951          1,450         46,912          2,050         57,362
         Amortization                               625            625          1,875          1,875          4,485
         Other                                    1,004            142          3,486            142          5,810
                                            -----------    -----------    -----------    -----------    -----------
                Total general and
                administrative expenses          12,580         22,217         52,273         24,067        107,657
                                            -----------    -----------    -----------    -----------    -----------
(Loss) from Operations                          (12,580)       (22,217)       (52,273)       (24,067)      (107,657)

Other Income (Expense)                               --             --             --             --             --

Provision for income taxes                           --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Net (Loss)                                  $   (12,580)   $   (22,217)   $   (52,273)   $   (24,067)   $  (107,657)
                                            ===========    ===========    ===========    ===========    ===========

(Loss) Per Common Share:
      (Loss) per common share - Basic and
      Diluted                               $     (0.00)   $     (0.01)   $     (0.02)   $     (0.01)
                                            ===========    ===========    ===========    ===========

Weighted Average Number of Common Shares
      Outstanding - Basic and Diluted         3,016,033      2,000,000      2,450,549      2,000,000
                                            ===========    ===========    ===========    ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
                           THROUGH SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                              Nine Months Ended     Cumulative
                                                                                September 30,          From
                                                                             2006         2005       Inception
                                                                           ---------    ---------    ---------
Operating Activities:
     Net (loss)                                                            $ (52,273)   $ (24,067)   $(107,657)
     Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Amortization                                                           1,875        1,875        4,485
        Common stock issued for transfer agent services                        2,000           --        2,000
          Changes in net liabilities-
            Accrued liabilities                                              (37,930)      21,236       19,102
                                                                           ---------    ---------    ---------
Net Cash (Used in) Operating Activities                                      (86,328)        (956)     (82,070)
                                                                           ---------    ---------    ---------
Investing Activities:
     Cash (used in) investing activities                                          --           --           --
                                                                           ---------    ---------    ---------
Net Cash (Used in) Investing Activities                                           --           --           --
                                                                           ---------    ---------    ---------

Financing Activities:
     Checks in excess of bank balance                                            (28)         242           --
     Issuance of common stock for cash                                       100,000           --      102,000
     Deferred offering costs                                                      --      (22,415)     (38,415)
     Loans from related parties - Directors and stockholders                      --       22,129       34,129
     Payments on loans from related parties - Directors and stockholders      (3,000)          --       (5,000)
                                                                           ---------    ---------    ---------
Net Cash Provided by (Used in) Financing Activities                           96,972          (44)      92,714
                                                                           ---------    ---------    ---------
Net Increase (Decrease) in Cash                                               10,644       (1,000)      10,644
Cash - Beginning of Period                                                        --        1,000           --
                                                                           ---------    ---------    ---------
Cash - End of Period                                                       $  10,644    $      --    $  10,644
                                                                           =========    =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                         $      --    $      --    $      --
                                                                           =========    =========    =========
          Income taxes                                                     $      --    $      --    $      --
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

     On August 2, 2006, the Company issued 25,000 shares of its common stock with a value of $2,000 under the terms of a contractual agreement with an unrelated party for transfer agent services.

               The accompanying notes to financial statements are
                     an integral part of these statements.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

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

   Unaudited Interim Financial Statements

The interim financial statements as of September 30, 2006, and for the periods ended September 30, 2006, and 2005, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2006, and the results of its operations and its cash flows for the periods ended September 30, 2006, and 2005, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. The accounting policies used in the preparation of these unaudited financial statements are the same as those described in the Company's audited financial statements prepared as of December 31, 2005, and for the year then ended. Refer to CDoor's audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, for additional information and disclosures.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended September 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2006, and 2005.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2006, the carrying value of the loans from related parties - Directors and Stockholders, and accrued liabilities approximated fair value due to the short-term maturity of these instruments.

   Concentrations of Risk

As of September 30, 2006, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2006, and expenses for the periods ended September 30, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of September 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

(4)      Loans from Related Parties - Directors and Stockholders

As of September 30, 2006, loans from related parties - Directors and stockholders amounted to $29,129, and represented advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing and due on demand.

(5)      Related Party Transactions

As of September 30, 2006, management salaries totaling $40,000 were accrued and paid to the Chief Executive Officer and the Chief Financial Officer for services rendered. No expense was recorded for the three-month period ended September 30, 2006, for management salaries.

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

                                   CDOOR CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006, AND 2005
                                   (UNAUDITED)

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

(7)      Common Stock

On May 30, 2006, the Company completed a self-underwritten offering of its common stock. The Company issued 1.0 million shares of its common stock for proceeds of $100,000. Also, on August 2, 2006, the Company issued 25,000 shares of its common stock with a value of $2,000 under the terms of a contractual agreement with an unrelated party for transfer agent services.

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

Our auditors have issued an opinion which includes a statement describing our going-concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and sustain our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise cash from sources other than from the actual sale of the product.

We must raise cash to implement our project and stay in business. We have had no revenues to date and currently have cash resources of $10,644. We have no other current assets. The only other asset is our patent, the "Car Door Safety Feature Device." We have total current liabilities of $48,231. Our total stockholders' deficit is ($32,072). Of our loss from operations since inception of $107,657, we have paid salaries for Messrs. Zwebner and Krasney in the aggregate amount of $40,000 and have paid $57,362 since inception in professional fees for legal and accounting services in connection with our efforts to become a publicly traded and fully reporting company.

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

We had no revenue for the year ended December 31, 2005 or for the period ended September 30, 2006, and no revenue to date since our inception. For the fiscal quarter ended September 30 , 2006, we had a net loss of $12,580 and a net loss of $107,657 since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop a prototype of our car door safety device, manufacture and sell our product. Our auditors have issued an opinion which includes a statement describing our going concern status and, as such, we may not be able to achieve our objectives and may have to suspend or cease operations.

Because Messrs. Zwebner and Krasney have no experience in running a company that sells car safety devices, they may not be able to successfully operate such a business which could cause you to lose your investment.

We are a development stage company and we intend to market and sell a car door safety device product. Messrs. Zwebner and Krasney, our current officers, have effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon the ability of these individuals to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

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

Our Patent expires in two and one quarter years. If we are unable to renew or extend the expiration date of our patent, our competitors may manufacture a similar competing product.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the quarter ended September 30, 2006, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

        Signature                     Title                     Date
        ---------                     -----                     ----

 /s/ Lavi Krasney            Chief Executive Officer       October 11 2006
 ----------------------      and Director (Principal
 Lavi Krasney                Executive Officer)

 /s/ Asher Zwebner           Chief Financial Officer,      October 11, 2006
 ----------------------      Secretary and Treasurer
 Asher Zwebner               (Principal Financial
                             Officer and Principal
                             Accounting Officer)