Form 10KSB
period 2006-12-31
SINOBIOMED INC
filed 2007-03-28
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
|X|	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

|_|	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

SINOBIOMED INC.
(formerly CDoor Corp.)
(Exact name of registrant as specified in its charter)

Delaware	333-128399	20-1945139
(State or other	(Commission File No.)	(I.R.S. Employer
jurisdiction of Company)		Identification No.)

Room 3304, Bldg. #6, Lane 218, Wu-Zhou Road
Zhong-Huang Plaza
Shanghai, China 200080
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 011-86-21-56969868

20A Rehov Sharei Torah
Bayit Vegan, Jerusalem Israel 96387
(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

State issuer’s revenues for its most recent fiscal year: None for the year ended December 31, 2006.

The aggregate market value of the voting and non-voting shares of common equity held by non-affiliates of the Registrant as of March 23, 2007 was 68,000,000 shares X $1.23 per share = $83,640,000.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of March 23, 2007 was 115,100,000 shares.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Table Of Contents

Part I	1
Item1. Description Of Business	1
Item2. Description Of Property	15
Item3. Legal Proceedings	16
Item4. Submission Of Matters To A Vote Of Security Holders	16

Part II	17
Item5. Market For Common Equity And Related Stockholder Matters	17
Item6. Management’s Discussion And Analysis Or Plan Of Operation	18
Item7. Financial Statements	19
Item8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	20
Item 8a. Controls And Procedures	21
Item 8b. Other Information	22

Part III	22
Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act	22
Item 10. Executive Compensation	25
Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	26
Item 12. Certain Relationships And Related Transactions	30
Item 13. Exhibits	30
Item 14. Principal Accountant Fees And Services	33

SIGNATURES	34
Exhibit Index	35

USE OF NAMES

In this annual report, the terms “Sinobiomed”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiomed Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States, Israel and China

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

Part I

Item 1. Description Of Business

Prior Operational History

Sinobiomed Inc., (hereafter the "Company") was incorporated under the name CDoor Corp. in Delaware on November 18, 2004.  The Company was a development stage Company and currently owns one United States patent (patent No. 5,074,073) (the "Patent") for a "Car Door Safety Feature Device". The Patent is a safety feature related to the development of an injury-preventing system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a persons' hand, finger or leg. The Company's principal business plan was to develop a prototype of the Patent and then manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the safety system.

In December 2004, the Company acquired the Patent related to the development of an injury-preventing system for automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation and an electronic control circuit which is designed to sense any disruption in the impingement of the electromagnetic radiation on the detectors. The system is located to monitor the space normally occupied by an automobile door. When impingement of the electromagnetic radiation on the detectors is disrupted, as by the placement of a person's hand in the space normally occupied by the automobile door, the electrical circuit activates a mechanical device, for example a solenoid, which places a small rubber rod in the path of the closing door, causing the door to bounce off the rod without closing, avoiding injury to the hand of the person.

On December 14, 2004, the Company acquired the rights to United States Patent No. 5,074,073 from Asher Zwebner, the patent owner. Mr. Zwebner was a Director, officer and stockholder of the Company. The Patent was granted to Asher Zwebner by the United States Patent and Trademark Office on December 24, 1991, and is scheduled to expire on December 24, 2008. As consideration for such assignment, the Company has agreed to pay Mr. Zwebner 10% of all royalties we receive from the sale and marketing of the Company’s product.

Recent Corporate Developments

On October 16, 2006, Mr. Ka Yu, Mr. Lavi Krasney and Mr. Asher Zwebner entered into stock purchase agreements (the "Stock Purchase Agreement") whereby Mr. Yu will acquire in aggregate 2,000,000 (pre forward stock split) shares of Common Stock of the Company from Mr. Krasney and Mr. Zwebner at $0.225 per share for a total of purchase price of $450,000.

The Stock Purchase Agreements were closed on November 2, 2006.  Mr. Ka Yu directly owns 2,000,000 (pre forward stock split) shares of Common Stock of the Company which constitutes approximately 66% of the issued and outstanding capital stock of the Company as of November 2, 2006.  In addition, Mr. Yu was appointed as a director as well as the President, CEO, CFO, Secretary and Treasurer of the Company on October 31, 2006.

In accordance with the Stock Purchase Agreements and related Escrow Agreements, Mr. Lavi Krasney and Mr. Asher Zwebner resigned as officers and directors of the Company at or prior to closing.

On December 28, 2006, Mr. Ka Yu resigned as the Chief Financial Officer of CDoor Corp. (the “Company”), without having any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective December 28, 2006, the Board of Directors of the Company accepted the resignation of Mr. Ka Yu as the Chief Financial Officer of the Company and appointed Mr. Asher Zwebner as the new Chief Financial Officer of the Company and to remain the Chief Financial Officer until the next annual general meeting of the Company or until his successor is elected or appointed.

Change of Business

The Company determined to change its business plan from the development of the Car Door Safety Feature Patent and began focusing around the Chinese biopharmaceutical industry.

On January 12, 2007, the Company completed a Share Purchase Agreement, dated December 21, 2006, entered into between the Company, Wanxin Bio-Technology Limited (“Wanxin”) and all the shareholders of Wanxin (the “Share Purchase Agreement”) whereby the Company acquired 100% of the issued and outstanding shares in the capital of Wanxin (the “Wanxin Capital”), through the issuance of 1,750,000 (pre forward stock split) shares of common stock of the Company in aggregate to the shareholders of Wanxin on a pro rata basis in accordance with each Wanxin shareholders’ percentage of ownership in Wanxin.

Wanxin is the sole shareholder Manhing Enterprises Limited, a company organized under the laws of Hong Kong, and Manhing Enterprises Limited is the registered owner of 82% of the capital of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.  In addition, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. is the registered owner of 50.33% of the capital of Shanghai Wanxing Bio-science Cosmetic Co., Ltd.

Review of Shanghai Wanxing

All of the information in the Company’s Form 8-K/A-1 filed with the SEC on January 16, 2007, under the section titled “Company Overview of Shanghai Wanxing” from page 2 to 11 is incorporated herein by reference.

RISK FACTORS

An investment in the Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

We have had losses and such losses may continue, which may negatively impact our ability to achieve our business objectives.

We had no revenue for the year ended December 31, 2006 and 2005, and no revenue to date since our inception. For the fiscal year ended December 31, 2006 and 2005, we had a net loss of $72,303 and $52,774, respectively, and an accumulated net loss of $127,687, since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including the future profitability of the newly acquired Wanxin Bio-Technology Limited and its subsidiaries.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Risks Related to Our Newly Acquired Business

We have a history of operating losses and may never be profitable.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Shanghai Wanxing has incurred substantial losses since its inception, and it expects to continue to incur losses for the foreseeable future. The losses have resulted principally from research and development costs and selling, general and administrative expenses. Shanghai Wanxing expects to incur additional operating losses in the future if its sales do not increase or if its expenses grow. The losses have had, and are expected to continue to have, an adverse impact on working capital, total assets, stockholders’ equity and cash flow. Shanghai Wanxing and CDoor cannot assure you that we will ever become profitable, or, even if we become profitable, that we would be able to sustain or increase our profitability.

We will need additional capital to expand the production capacity for our existing products, to continue development of our product pipeline and to market existing and future products on a large scale, and we cannot guarantee that we will find adequate sources of capital in the future.

We will need to raise further funds from the capital markets to finance expenditures for equipment, intellectual property asset acquisitions, to expand the production capacity for our existing products, to continue the development and commercialization of our product candidates and for other corporate purposes. We will need to undertake significant future financings for the following reasons:

•	To proceed with the research and development of other vaccine products, including clinical testing relating to new products;

•	To develop or acquire other product candidates, technologies or other lines of business;

•	To establish and expand manufacturing capabilities;

•	To commercialize our products, including the marketing and distribution of new and existing products;

•	To protect our intellectual property;

•	To seek and obtain regulatory approvals; and

•	To finance general and administrative and research activities that are not related to specific products under development.

In the past, Shanghai Wanxing funded most of its research and development and other expenditures through grants and debt financing. We intend to raise additional funds in the near future because our current operating and capital resources are insufficient to meet future requirements.

If we raise additional funds by issuing equity securities, it will result in further dilution to our existing shareholders, because the shares may be sold at a time when the market price is low, and because shares issued in equity financing will normally be sold at a discount to the current market price. Unforeseen problems, including materially negative developments relating to, among other things, product sales, new product rollouts, clinical trials, research and development programs, our strategic relationships, our intellectual property, litigation, regulatory issues in our industry, the Chinese market generally or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common shares, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain of our technologies, marketing territories, product candidates or products that we would otherwise seek to develop or commercialize ourselves, or be required to grant licenses on terms that are not favorable to us.

We do not know whether additional financing will be available to us on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize or suspend some or all of our operations and may be unable to continue developing our products. In any such event, our ability to bring a product to market and obtain revenues could be delayed, competitors could develop products sooner than us, and we could be forced to relinquish rights to technologies, products or potential products.

We currently have limited revenue sources and a reduction in revenues of Wanferon/Wanferin would cause our revenues to decline and could materially harm our business.

Shanghai Wanxing generates a significant portion of its revenues from sales of its Wanferon/Wanferin products. We expect that sales of Wanferon/Wanferin will continue to comprise a substantial portion of our revenues in the near future. A decrease in Wanferon/Wanferin sales would most likely have an adverse affect on our financial results.

If we are unable to successfully compete in the highly competitive biotechnology industry, our business could be harmed.

We operate in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical and biotechnology companies and academic research institutions, in each case both within and outside China. Some of these competitors, particularly large pharmaceutical and biotechnology companies, have greater resources than us. New competitors may also enter into the markets where we currently compete. Accordingly, even if we are successful in launching a product, we may find that a competitive product dominates the market for any number of reasons, including:

•	The possibility that the competitor may have launched its product first;

•	The competitor may have greater access to certain raw materials;

•	The competitor may have more efficient manufacturing processes;

•	The competitor may have greater marketing capabilities; or

•	The competitive product may have therapeutic or other advantages.

The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products, substitute products or imports of products from lower priced markets.

We are controlled by a small number of shareholders and their affiliated entities and their interests may not be aligned with the interests of our other shareholders.

Our directors and executive officers and their affiliates collectively control approximately 38% of our outstanding common shares as of March 30, 2007. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

We could be subject to costly and time-consuming product liability actions.

We manufacture recombinant protein drugs and vaccines that are injected into individuals to treat and protect against infectious illnesses. A failure of our products to function as anticipated, whether as a result of the design of these products, unanticipated health consequences or side effects, or misuse or mishandling by third parties of such products or because of faulty or contaminated supplies, could result in injury and as a result subject us to product liability lawsuits. Claims also could be based on failure to immunize as anticipated. Any product liability claim brought against us, with or without merit, could have a material adverse effect on us. Even a meritless or unsuccessful product liability claim could be time consuming, expensive to defend, and could result in the diversion of management’s attention from managing our core business or result in associated negative publicity.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of biopharmaceutical products. But we cannot be certain that we will be able to maintain adequate product liability insurance at a reasonable cost. In addition, we have no clinical trial insurance for our clinical trials except for our Malaria vaccine clinical trials because such coverage is not available in mainland China. Any insurance coverage we do have may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims could have a material adverse impact on our business, financial condition and results of operations.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with approximately 121 full-time employees as of December 31, 2006, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Mr. Ban-Jun Yang, our President and Chief Executive Officer, it could significantly impede the achievement of our research and development objectives and delay our product development programs and the approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. We have entered into employment agreements with our senior staff. The employment agreements do not ensure that we may be able to retain the services of our executive officers for an indefinite period of time in the future. In addition, recruiting and retaining qualified scientific, technical and managerial personnel and research partners will be critical to our success. Competition among biopharmaceutical and biotechnology companies for qualified employees in China is intense and turnover rates are high. There is currently a shortage of employees in China with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our product candidates in a timely manner.

We may encounter difficulties in managing our growth, which could adversely affect our results of operations.

We have experienced a period of rapid and substantial growth that has taken place and, if such growth continues, it will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially and adversely affected. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement these required improvements.

Risks Related To Government Regulation

We can only sell products that have received regulatory approval and many factors affect our ability to obtain such approvals.

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the People’s Republic of China (“PRC”) and in other countries. Even if we complete preclinical and clinical trials successfully, we may not be able to obtain applicable regulatory approvals. We cannot market any product candidate until we have both completed our clinical trials and obtained the necessary regulatory approvals for that product candidate.

Conducting clinical trials and obtaining regulatory approvals are uncertain, time consuming and expensive processes. The process of obtaining required regulatory approvals from the China State Food and Drug Administration (the China “SFDA”), and other regulatory authorities often takes many years to complete and can vary significantly based on the type, complexity and novelty of the product candidates.

There can be no assurance that all of the clinical trials pertaining to our recombinant protein drugs and vaccines in development will be completed within the time frames anticipated by us. We could encounter difficulties in enrolling such recombinant protein drugs and vaccines for trials or encounter setbacks during the conduct of trials that result in delays or trial cancellation. Data obtained from preclinical and clinical studies are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to observe regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections in the event of additional government regulations from future legislation, administrative action or changes in China SFDA policy or if unforeseen health risks become an issue with the participants of clinical trials. Clinical trials may also fail at any stage of testing. Results of early trials frequently do not predict results of later trials, and acceptable results in early trials may not be repeated. For these reasons, we do not know whether regulatory authorities will grant approval for any of our product candidates in the future.

Delays in obtaining China SFDA or foreign approvals of our products could result in substantial additional costs and adversely affect our ability to compete with other companies. Even if regulatory approval is ultimately granted, there can be no assurance that we can maintain the approval or that the approval will not be withdrawn. Any approval received may also restrict the intended use and marketing of the product we want to commercialize.

Outside the PRC, our ability to market any of our potential products is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the China SFDA approval process described above and may include additional risks.

We may not be able to comply with applicable good manufacturing practice requirements and other regulatory requirements, which could have a material adverse affect on our business, financial condition and results of operations.

We are required to comply with applicable good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies.

If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

•	Fines;

•	Product recalls or seizure;

•	Injunctions;

•	Refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

•	Total or partial suspension of production;

•	Civil penalties;

•	Withdrawals of previously approved marketing applications; or

•	Criminal prosecution.

Risks Related To Our Intellectual Property

If we are unable to protect our intellectual property, we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect our proprietary technologies. We try to protect the technology that we consider important to our business by filing PRC patent applications and relying on trade secret and pharmaceutical regulatory protection.

In addition to patents, we rely on trade secrets and proprietary know-how to protect our intellectual property. We have entered into confidentiality agreements (which include, in the case of employees, non-competition provisions) with the majority of our employees and all the advisors. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary information. In addition, it is possible that third parties could independently develop proprietary information and techniques substantially similar to ours or otherwise gain access to our trade secrets.

We cannot assure you that our current or potential competitors, many of which have substantial resources and may have made substantive investments in competing technologies, do not have and will not develop, products that compete directly with our products despite our intellectual property rights.

Intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. For example, implementation and enforcement of PRC intellectual property-related laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of PRC courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business, prospects and reputation.

We may depend on market exclusivity for certain of our products, which will afford us less protection than patents.

Assuming regulatory approvals are obtained, our ability to successfully commercialize certain drugs may depend on the availability of market exclusivity under PRC law, which provides protection for certain new products. Under the PRC’s former Regulation on the Protection of New Pharmaceuticals and Technology Transfer, new drugs were afforded exclusivity protection of six, eight or twelve years, depending on the category of the drug in question. During the protection period, the China SFDA would not accept third parties’ applications for manufacturing the drug under protection.

After China joined the WTO in 2001, the government amended and implemented many laws and regulations in the area of pharmaceuticals. Currently, the Drug Administration Law, Implementing Regulations on Drug Administration and Drug Registration Regulation are the primary laws and regulations governing the exclusive protection regime for new drugs.

The Implementing Regulations on Drug Administration provide that the China SFDA may establish a monitoring period for up to five years for certain new drugs to monitor the safety of these products. During the monitoring period, the China SFDA will not accept third parties’ application for manufacturing or importing the same drug. The China SFDA’s regulations provide that the monitoring period shall be 3, 4 or 5 years. The China SFDA determines the availability and length of the monitoring period depending on the approval conditions of the same or similar drugs in China and in overseas markets. According to the Regulations on the Drug Registration promulgated by the China SFDA in 2005, in case there is more than one application for the same new drug pending, after the issuance of the first production license afforded with a monitoring period, the other co-pending applications should be rejected unless a clinical trial application has been approved.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are maintained incognito until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. China, similar to many other countries, adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded a patent. Even after reasonable investigation we may not know with certainty whether we have infringed upon a third-party’s patent because such third-party may have filed a patent application without our knowledge while we are still developing that product. If a third-party claims that we infringe upon its proprietary rights, any of the following may occur:

•	We may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	We may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;

•
A court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents, and

•	We may have to reformulate our product so that it does not infringe upon others’ patent rights, which may not be possible or could be very expensive and time-consuming.

If any of these events occurs, our business will suffer and the market price of our common shares could decline.

The success of our business may depend on licensing biologics from, and entering into collaboration arrangements with, third parties. We cannot be certain that our licensing or collaboration efforts will succeed or that we will realize any revenue from them.

The success of our business strategy may be, in part, dependent on our ability to enter into licensing and collaboration arrangements and to manage effectively the resulting relationships.

Our ability to enter into agreements with commercial partners depends in part on our ability to convince them of the value of our technology and know-how. This may require substantial time and effort on our part. While we anticipate expending substantial funds and management effort, we cannot assure you that strategic relationships will result or that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all. Furthermore, we may incur significant financial commitments to collaborators in connection with potential licenses and sponsored research agreements. In addition, we may not be able to control the areas of responsibility undertaken by our strategic partners and may be adversely affected should these partners prove unable to carry a product candidate forward to full commercialization or should they lose interest in dedicating the necessary resources toward developing any such product quickly.

Third parties may terminate our licensing and other strategic arrangements if we do not perform as required under these arrangements. Generally, we expect that agreements for rights to develop technologies will require us to exercise diligence in bringing product candidates to market and may require us to make milestone and royalty payments that, in some instances, could be substantial. Our failure to exercise the required diligence or make any required milestone or royalty payments could result in the termination of the relevant license agreement, which could have a material adverse effect on us and our operations. In addition, these third parties may also breach or terminate their agreements with us or otherwise fail to conduct their activities in connection with our relationships in a timely manner. If we or our partners terminate or breach any of our licenses or relationships, we:

•	May lose our rights to develop and market our product candidates;

•	May lose trade secret protection for our product candidates;

•	May experience significant delays in the development or commercialization of our product candidates;

•	May not be able to obtain any other licenses on acceptable terms, if at all; and

•	May incur liability for damages.

Licensing arrangements and strategic relationships in our industry can be very complex, particularly with respect to intellectual property rights. Disputes may arise in the future regarding ownership rights to technology developed by or with other parties. These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates. These disputes could also result in litigation or arbitration, both of which are time-consuming and expensive. These third parties also may pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us.

Any cessation or suspension of our collaborations with scientific advisors and academic institutions may increase our costs in research and development and lengthen our new vaccines/drugs development process and lower our efficiency in new products development.

We work with scientific advisors and academic collaborators who assist us in our research and development efforts. We generally benefit considerably from the resources, technology and experience such academic collaboration may bring us. Any cessation or suspension of our collaborations with scientific advisors and academic institutions may increase our costs in research and development and lengthen our new vaccines development process and lower our efficiency in new products development.

Risks Related To Doing Business in China

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China, and all of our sales are currently made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	The extent of government involvement;

•	The level of development;

•	The growth rate;

•	The control of foreign exchange;

•	The allocation of resources;

•	An evolving regulatory system; and

•	Lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased expenditures by hospitals and other users of our products, which in turn could reduce demand for our products.

Moreover, the political relationship between the United States, Europe, or other Asian nations and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause our products to become less attractive. This could lead to a decline in our profitability.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of healthcare investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Future changes in laws, regulations or enforcement policies in China could adversely affect our business.

Laws, regulations and enforcement policies in China, including those regulating our business, are evolving and subject to future change. Future changes in laws, regulations or administrative interpretations, or stricter enforcement policies by the Chinese government, could impose more stringent requirements on us, including fines or other penalties. Changes in applicable laws and regulations may also increase our operating costs. Compliance with such requirements could impose substantial additional costs or otherwise have a material adverse effect on our business, financial condition and results of operations. These changes may relax some requirements, which could be beneficial to our competitors or could lower market entry barriers and increase competition. Further, regulatory agencies in China may periodically, and sometimes abruptly, change their enforcement practice. Therefore, prior enforcement activity, or lack of enforcement activity, is not necessarily predictive of future actions. Any enforcement actions against us could have a material and adverse effect on us and the market price of our common shares. In addition, any litigation or governmental investigation or enforcement proceedings in China may be protracted and may result in substantial cost and diversion of resources and management attention, negative publicity, damage to our reputation and decline in the price of our common shares.

Fluctuation in the value of the Chinese currency may have a material adverse effect on your investment.

The value of the Chinese currency, the Renminbi yuan, against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi yuan into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi yuan to the U.S. dollar. Under the new policy, the Renminbi yuan is permitted to fluctuate within a band against a basket of certain foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi yuan against the U.S. dollar. Since the adoption of this new policy, the value of Renminbi yuan against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has continued to strengthen against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi yuan against the U.S. dollar. Any significant revaluation of the Renminbi yuan may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on, our common shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars into Renminbi yuan for our operations, appreciation of the Renminbi yuan against the U.S. dollar would reduce the Renminbi yuan amount we receive from the conversion. Conversely, if we decide to convert our Renminbi yuan into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi yuan would reduce the U.S. dollar amount available to us.

Transfer Agent

We have engaged Nevada Agency and Trust Company as our stock transfer agent. Nevada Agency and Trust Company is located at 50 West Liberty Street, Reno, Nevada 89501.

Available Information

The Company’s website is www.sinobiomed.com, where information about the Company may be reviewed and obtained. In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Material Agreements of Our Newly Acquired Business

All of the information in the Company’s Form 8-K/A-1 filed with the SEC on January 16, 2007, under the section titled “Material Agreements” from page 21 to 27 is incorporated herein by reference.

Loan Obligations of Our Newly Acquired Business

All of the information in the Company’s Form 8-K/A-1 filed with the SEC on January 16, 2007, under the section titled “Loan Obligations” from page 27 to 37 is incorporated herein by reference.

Item 2. Description Of Property

The Company’s current executive offices are located at Room 3304, Bldg. #6, Lane 218, Wu-Zhou Road, Zhong-Huang Plaza, Shanghai, China 200080.

The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Shanghai Wanxing’s Facilities

Shanghai Wanxing’s large-scale fermentation equipment has a production capacity of 100,000 bottles per batch, one of the largest in China. Shanghai Wanxing’s combination of advanced technology and expertise enables the Company to produce safe, high-yield, high efficacy recombinant protein drugs at extremely low-cost.

Shanghai Wanxing owns a 20,000-square-meter facility for integrated R&D, manufacturing, quality control, and sales and marketing. In addition, Shanghai Wanxing owns a 3,000-square-meter Good Manufacturing Practice (GMP) plant certified by Chinese State Food and Drug Administration (SFDA). The land upon which these buildings are located is licensed to Shanghai Wanxing from the Chinese government, for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

Item 3. Legal Proceedings

Other than the litigation and settlement agreements of our newly acquired business as disclosed in the Form 8-K/A-1 filed with the SEC on January 16, 2007, under the section titled “Legal Proceedings and Settlement Agreements” from page 37 to 38, which information is incorporated by reference herein, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, however, on March 1, 2007, the Company held its annual meeting of stockholders whereby the following corporate actions were all approved by holders of a majority of the issued and outstanding shares of the Company:

1.	Amendment to the Certificate of Incorporation to effectuate a name change of the Company to “Sinobiomed Inc.”;

2.	Amendment to the Certificate of Incorporation to effectuate an increase in the authorized shares of common stock from 50,000,000 to 250,000,000;

3.	Forward Stock Split of the Company’s issued and outstanding shares of common stock on a basis of forty (40) new shares for each one (1) old share;

4.	Amendment of the Company’s By-Law Article IV, Section 5 to read as follows:

“Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting for the action so taken, signed by the holders of a majority of outstanding shares entitled to vote thereon.”;

5.
Election of Messrs. Ban-Jun Yang, Ka Yu, Robert Ip, Chris Metcalf and Kim Kiat Ong as Directors of the Company to hold office until the next annual meeting of stockholders or until their successors are elected or appointed;

6.	Ratification of the appointment of Schumacher & Associates, Inc. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2006; and

7.	Ratification of the adoption of the 2006 Stock Option and Incentive Plan for key personnel of the Company.

Part II

Item 5. Market For Common Equity And Related Stockholder Matters

General

We are authorized to issue 250,000,000 shares of Common Stock, at a par value $.0001 per share. As of March 23, 2007, there are 115,100,000 (post forward stock split) shares of common stock outstanding. The number of record holders of Common Stock as of March 23, 2006 is approximately 36.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Price Ranges of the Company’s Common Stock

Market Information

The Company’s Common Stock is traded on NASD operated Over-the-Counter Bulletin Board under the symbol “SOBM” commencing on March 2, 2007. It was previously traded under the symbol “CDCX” from July 28, 2006 until March 1, 2007, without any trading or volume.

There is currently a limited trading market for the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2006, we have not issued any unregistered securities, however, on January 11, 2007 we issued 1,750,000 (pre forward stock split) shares of common stock in connection with the closing of the acquisition of Wanxin Bio-Technology Limited in accordance with the Share Purchase Agreement between the Company, Wanxin Bio-Technology Limited and the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006. We believe that such issuance is exempt from registration as the securities were issued to the individuals/entities in an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on March 22, 2007, we issued 100,000 (post forward stock split) shares of common stock in accordance with the Corporate Consulting Services Agreement between the Company and Asher Zwebner, dated effective January 1, 2007. We believe that such issuance is exempt from registration as the securities were issued to the individuals/entities in an offshore transaction which was negotiated and consummated outside of the United States.

As of March 23, 2007, the Company has received payment for subscriptions to purchase 358,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $268,500. Each Unit consists of one (post forward stock split) share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.25 per share with an expiry date of two years from the date of issuance of the Warrants.

Retirement of Common Stock

On March 9, 2007, Mr. Ka Yu, our Secretary, Treasurer and a director, voluntarily surrendered for cancellation and return to treasury 76 million of his 80 million (post forward stock split) shares. The cancellation of these 76 million (post forward stock split) shares reduced the issued and outstanding (post forward stock split) shares from 191 million to 115 million.

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” elsewhere in this Annual Report.

Overview

As from the inception of the Company and until the end of November 2006 we were in business of developing a Patent known as the "Car Door Safety Feature", however, we determined to change our business plan from the development of the Car Door Safety Feature Patent and began focusing around the Chinese biopharmaceutical industry. On January 12, 2007, the Company completed the reverse merger of Wanxin Bio-Technology Limited (“Wanxin”) and all the subsidiaries of Wanxin in accordance with the Share Purchase Agreement, whereby the Company acquired 100% of the issued and outstanding shares in the capital of Wanxin (the “Wanxin Capital”), through the issuance of 1,750,000 (pre forward stock split) shares of common stock of the Company in aggregate to the shareholders of Wanxin on a pro rata basis in accordance with each Wanxin shareholder’s percentage of ownership in Wanxin.

Net Loss

Our net loss for the year ended December 31, 2006 was $112,303, compared to $52,774 for the year ended December 31, 2005. Cash used in operating activities in the year ended December 31, 2006 was $98,785, compared to cash provided for of $1,758 for the year ended December 31, 2005. The increase in the net loss was due to an increase in professional fees and due to the related write off of the Patent for which we determined had no more economic value to the Company.

Revenues

We have not generated any revenues to date from our operations.

Expenses:

Management Salaries

For the year ended December 31, 2005, $40,000 was accrued as management salaries. No salaries were recorded for the year ending December 31 2006

Professional Fees

Professional fees increased to $101,153 in the year ended December 31, 2006 from $9,950 in the year ended December 31, 2005 due to the increased costs of legal and accounting services for preparation of quarterly and annual financial statements and public filings and the cost of $40,000 in legal fees incurred in connection with the reverse merger with Wanxin.

Patent Write off

For the year ended December 31 2006 and 2005, concurrent with the change in our business plan in November, the remaining unamortized balance of the Patent was written off accordingly in the amount of $5,293 which is included in other expenses and in the net loss for the year ending December 31, 2006.

Liquidity and Capital Resources

During the year 2006 we raised $100,000 from the issuance of 1 million shares (pre forward stock split) of newly issued common stock. As at December 31, 2006, we had 0 cash on hand, however, as of March 23, 2007, subsequent to the completion of the reverse merger with Wanxin Bio-Technology Limited (“Wanxin”) we received payment for subscriptions to purchase 358,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $268,500. Each Unit consists of one (post forward stock split) share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.25 per share with an expiry date of two years from the date of issuance of the Warrants. These funds will further allow us to continue to expand the business activities of Wanxin.

Item 7. Financial Statements

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sinobiomed Inc. (formerly CDoor Corp.)
 (A development stage company)

We have audited the accompanying balance sheet of Sinobiomed Inc. (formerly CDoor Corp.)  (a development stage company) as of December 31, 2006, the related statements of stockholders’ (deficit), operations and cash flows for the year ended December 31, 2006 and for the period from November 18, 2004 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2005 and for the cumulative period from November 18, 2004 to December 31, 2005 were audited by other auditors whose reports dated August 15, 2005 and March 15, 2005 expressed unqualified opinions on those statements.  The financial statements for the period from November 18, 2004 to December 31, 2005 include total revenues of $nil and net loss of $2,610 and $52,774 since inception, respectively.  Our opinion on the statements of stockholders’ (deficit), operations and cash flows for the period November 18, 2004 (Inception) to December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and for the cumulative period from November 18, 2004 (Inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has incurred operating losses since inception, had negative working capital as of December 31, 2006 and the cash resources of the company were $0,, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H

Denver, Colorado 80211

March 28, 2007.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2006

ASSETS
2006
Current Assets:
Cash on hand and in bank	$-

Total current assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued professional fees	$61,160
Loan from related party - Director and stockholder	813

Total current liabilities	61,973

Total liabilities	61,973

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 250,000,000 shares authorized; 121,000,000 shares issued and outstanding	12,100
Additional paid-in capital	93,614
(Deficit) accumulated during the development stage	(167,687)

Total stockholders' (deficit)	(61,973)

Total Liabilities and Stockholders' (Deficit)	$-

The accompanying notes to financial statements are an integral part of this balance sheet.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
THROUGH DECEMBER 31, 2006

	Years Ended		Cumulative
	December 31,		From
	2006	2005	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Management salaries	-	40,000	40,000
Professional fees	101,153	9,950	111,603
Amortization	2,097	2,500	4,707
Other	3,760	324	6,084

Total general and administrative expenses	107,010	52,774	162,394

(Loss) from Operations	(107,010)	(52,774)	(162,394)

Other (Expense)	-	-	-
Write-off of patent	(5,293)	-	(5,293)

Net (Loss)	$(112,303)	$(52,774)	$(167,687)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	NIL	NIL

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	103,671,233	80,000,000

The accompanying notes to financial statements are an integral part of these statements.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (NOVEMBER 18, 2004)
THROUGH DECMEBER 31, 2006

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - November 18, 2004	-	$-	$-	$-	$-

Common stock issued for cash ( $0.0001 per share )	2,000,000	200	1,800	-	2,000
Adjustment for 40-1 forward stock split	78,000,000	7,800	(7,800)		-
See footnote 7

Acquisition of patent from stockholder	-	-	10,000	-	10,000

Net (loss) for the period	-	-	-	(2,610)	(2,610)

Balance - December 31, 2004	80,000,000	8,000	4,000	(2,610)	9,390

Net (loss) for the period	-	-	-	(52,774)	(52,774)

Balance - December 31, 2005	80,000,000	8,000	4,000	(55,384)	(43,384)

Common stock issued for cash ($0.25 per share)	40,000,000	4,000	96,000	-	100,000

Less - Offering costs	-	-	(38,415)	-	(38,415)

Common stock issued for services	1,000,000	100	1,900	-	2,000

Cancellation of loans from related parties	-	-	30,129	-	30,129

Net (loss) for the period	-	-	-	(112,303)	(112,303)

Balance - December 31, 2006	121,000,000	$12,100	$93,614	$(167,687)	$(61,973)

The accompanying notes to financial statements are an integral part of these statements.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2004)
THROUGH DECEMBER 31, 2006

	Years Ended		Cumulative
	December 31,		From
	2006	2005	Inception

Operating Activities:
Net (loss)	$(112,303)	$(52,774)	$(167,687)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Amortization	2,097	2,500	4,707
Loss on write off of patent	5,293	-	5,293
Common stock issued for transfer agent services	2,000	-	2,000
Changes in net liabilities-
Accrued liabilities	4,128	52,032	61,160

Net Cash Provided by (Used in) Operating Activities	(98,785)	1,758	(94,527)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Checks in excess of bank balance	(28)	28	-
Issuance of common stock for cash	100,000	-	102,000
Deferred offering costs	-	(33,915)	(38,415)
Loans from related parties - Directors and stockholders	1,813	31,129	35,942
Payments on loans from related parties - Directors and stockholders	(3,000)	-	(5,000)

Net Cash Provided by (Used in) Financing Activities	98,785	(2,758)	94,527

Net (Decrease) in Cash	-	(1,000)	-

Cash - Beginning of Period	-	1,000	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

On August 2, 2006, the Company issued 1,000,000 shares of its common stock with a value of $2,000 (post forward stock split) under the terms of a contractual agreement with an unrelated party for transfer agent services.

The accompanying notes to financial statements are an integral part of these statements.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Sinobiomed Inc. (formerly CDoor Corp. and “Sinobiomed” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on November 18, 2004. The initial business plan of the Company was to develop a commercial application utilizing a patent pertaining to a safety system for the doors of automobiles. The Company also planned to develop a prototype of the patent application, and then manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the safety system.

In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $100,000 from a self-underwritten offering of 40 million shares of newly issued common stock (post forward stock split) in the public markets. On May 30, 2006, the Company successfully completed the capital formation activity of its registered common stock.

On October 16, 2006, the two Directors, officers, and principal stockholders of the Company agreed to sell 80 million shares of the Company’s common stock (post forward stock split), constituting 66% of the Company’s issued and outstanding stock, to an unrelated third party. Effective October 31, 2006, the purchaser became the sole Director, President, Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Secretary and Treasurer of the Company. The purchase closed on November 2, 2006. At the same time, the Company adopted a new business plan to pursue a reverse merger with Wanxin Bio-Technology Limited (“Wanxin”), a British Virgin Islands company, and entered into a merger agreement with Wanxin and its stockholders on December 21, 2006 subject to certain contingencies . Wanxin is the sole stockholder of Manhing Enterprises Limited, a company organized under the laws of Hong Kong, and Manhing Enterprises Limited is the registered owner of 82 percent of the capital of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. In addition, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. is the registered owner of 50.33 percent of the capital of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. The new business plan and focus of the Company centers around the Chinese biopharmaceutical industry.

The transaction to complete the reverse merger with Wanxin was effected on January 12, 2007, as a recapitalization of the Company, with the net assets of Wanxin and the Company brought forward at their historical bases, and 95 percent of the voting stock of the sole director and officer of the Company (76 million shares of common stock, post forward stock split) being surrendered to the Company for cancellation and return to the treasury such that voting control of the Company was obtained by the stockholders of Wanxin. The costs associated with the reverse merger were expensed as incurred. The accompanying financial statements of Sinobiomed were prepared from the accounts of the Company under the accrual basis of accounting.

At an annual meeting of the stockholders of the Company held on March 1, 2007, the stockholders voted to complete a forward stock split of forty for one of the Company’s common stock with an effective date of March 2, 2007. All transactions involving the Company’s common stock prior to March 2, 2007 and determinations of the weighted average number of common shares outstanding have been retroactively adjusted to reflect this forward stock split.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from its reverse merger with Wanxin which has related investment interests in two entities located in China. Revenues from the sales of goods will be realized when the goods are shipped. Goods will be shipped pursuant to purchase orders and there will be a no-returns policy. Accordingly, the revenue earning process will be complete at the time of shipment. The Company also expects to realize revenues from grants when all of the conditions on the grant are satisfied. Lastly, the Company expects to realize revenues from consulting and outside manufacturing when the work is complete.

Patent

The Company initially obtained a United States patent from a Director and stockholder by assignment effective December 15, 2004. The patent was originally granted on December 24, 1991. Under Staff Accounting Bulletin Topic 5G, “Transfers of Nonmonetary Assets by Promoters and Shareholders,” the Company recorded the transaction as a contribution to paid-in capital at the Director and stockholder’s historical cost basis in the amount of $10,000. The historical cost of obtaining the patent was capitalized by the Company, and was amortized over a period of approximately four years through November 2, 2006. At that time, the Company wrote off the remaining unamortized cost of the patent amounting to $5,293, due to its change in business plan.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required , other than the write off of the Patent .

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding (post stock split) during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2006, and 2005.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Stock-Based Compensation

The Company uses the fair value method to account for non-employee stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and FASB Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under the fair value method, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the carrying value of the loan from related party - Director and Stockholder, and accrued liabilities approximated fair value due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and expenses for the periods ended December 31, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan has been changed during 2006 from the development of a commercial application utilizing a patent pertaining to a safety system for the doors of automobiles, to that of a reverse merger with Wanxin and the future operations of entities in the biopharmaceutical industry located in China.

In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $100,000 from a self-underwritten offering of 40 million shares of newly issued common stock (post forward stock split) in the public markets. On May 30, 2006, the Company successfully completed the offering of its registered common stock.

While the Company successfully secured $100,000 in equity capital, there can be no assurance that the Company will be successful in the pursuit of its new business plan through the reverse merger with Wanxin such that the sale of products and services in China will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of December 31, 2006, and the cash resources of the Company were $0. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent Rights

In December 2004, the Company acquired by assignment 100% of all rights, title and interest to a United States patent owned by a former Director and stockholder of the Company. The patent was originally granted on December 24, 1991. The Company was also committed to payment of 10% of all revenues received for the exploitation of the patent as royalties to the former Director and stockholder. The historical cost of the patent to the former Director and stockholder in the amount of $10,000 was reflected on the accompanying balance sheet of the Company, and was amortized on a straight-line basis over its remaining useful life of approximately four years until November 2, 2006. At that time, the Company wrote off the remaining unamortized cost of the patent amounting to $5,293, due to its change in business plan.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(4)	Loans from Related Parties - Directors and Stockholders

As of December 31, 2006, a loan from a related party - Director and stockholder amounted to $813, and represented advances from one Director who is also a stockholder of the Company. The loan is unsecured, non-interest bearing and due on demand. Subsequent to November 2, 2006, the existing amount of loans owed to two former Directors and stockholders of the Company, amounting to $30,129 was cancelled pursuant to the transactions to purchase their shares of common stock. The Company has classified the cancellation of the loans as additional paid-in capital in the accompanying balance sheet as of December 31, 2006.

(5)	Related Party Transactions

During the year ended December 31, 2006 no expense for management salaries were recorded however for the year ending December 31 ,2005 management salaries were accrued and recorded in the amount of $40,000 , to the former Chief Executive Officer and the Chief Financial Officer of the Company for services rendered.

(6)	Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

There were various other accounting standards and accounting interpretations issued during 2006 , none of which are expected to have a material impact on the Company’s financial position , operations , or cash flows .

(7)	Common Stock

On May 30, 2006, the Company completed a self-underwritten offering of its common stock. The Company issued 40 million shares of its common stock (post forward stock split) for gross proceeds of $100,000.

On August 2, 2006, the Company issued 1 million shares of its common stock (post forward stock split) with a value of $2,000 under the terms of a contractual agreement with an unrelated party for transfer agent services.

At an annual meeting of the stockholders of the Company held on March 1, 2007, the stockholders voted to complete a forward stock split of forty for one of the Company’s common stock with an effective date of March 2, 2007. All transactions involving the Company’s common stock prior to March 2, 2007 and determinations of the weighted average number of common shares outstanding have been retroactively restated to reflect this forward stock split.

(8)	Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2006, and 2005, were as follows (assuming effective tax rates of 34% and 15% in 2006 and 2005, respectively):

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

	2006	2005

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$38,200	$7,916
Change in valuation allowance	(38,200)	(7,916)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2006, and 2005, as follows:

	2006	2005

Loss carryforwards	$46,508	$8,308
Less - Valuation allowance	(46,508)	(8,308)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2006, and 2005, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2006, the Company had approximately $167,700 in tax loss carryforwards however due to the change of ownership of the Company in the fourth quarter of 2006 these losses may not be fully utilized.

(10)	Subsequent Events

Effective January 1, 2007, the Company entered into a one-year consulting services agreement with a consultant to act as Chief Financial Officer. The agreement shall automatically renew for subsequent one-year periods unless notice not to renew is given by either party at least 60 calendar days prior to the end of the term. Terms of the agreement call for the issuance of 100,000 restricted shares of common stock of the Company (post forward split) as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2007.

SINOBIOMED INC.
(FORMERLY CDOOR CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

The following items and transactions were also effected at an Annual Meeting of the Stockholders, held on March 1, 2007:

-	The name of the Company was changed to Sinobiomed Inc.,
-	The authorized number of shares of common stock of the Company was increased from 50,000,000 shares to 250,000,000 shares,
-	Effective March 2, 2007, a forward stock split of forty-for-one of the Company’s issued and outstanding common stock,

In connection with the closing of the reverse merger with Wanxin, on March 5, 2007, the sole(as at December 31, 2006) Director and officer of the Company voluntarily surrendered 76 million shares of common stock of the Company (post forward stock split) for cancellation and return to the treasury of the Company. Prior to the surrenderthe director and officer held 80 million shares of the Company’s common stock (post forward stock split).

Additionaly as of March 19, 2007, the Company has received payment for subscriptions to purchase 358,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $268,500. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.25 per share with an expiry date of two years from the date of issuance of the Warrants.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Effective on February 22, 2006, we dismissed SF Partnership, LLP by declining to renew the engagement of SF Partnership, LLP as the independent accountant engaged to audit our financial statements.

SF Partnership LLP performed the audit of our financial statements for the year ended December 31, 2004. During this period and the subsequent interim period prior to our decision to decline to renew their engagement, there were no disagreements with SF Partnership, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to SF Partnership, LLP’s satisfaction would have caused SF Partnership, LLP to make reference to this subject matter of the disagreements in connection with SF Partnership, LLP’s report, nor were there any “reportable events” as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

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

Effective on January 19, 2007, our Board of Directors dismissed Davis Accounting Group P.C. as our principal independent accountant for auditing our financial statements.

Davis Accounting Group P.C. (“Davis”) performed the audit of our financial statements for the year ended December 31, 2005. During this period and the subsequent interim period prior to our decision to decline to renew their engagement, there were no disagreements with Davis on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Davis would have caused Davis to make reference to this subject matter of the disagreements in connection with Davis 's report, nor were there any “reportable events” as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Our Board of Directors determined that, although we were very satisfied with the quality of the audits prepared by Davis , a new independent certified public accountant would be in the best interests of our stockholders.

The audit report of Davis for our year ended on December 31, 2005, did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty regarding our ability to continue as a going concern.

On January 19, 2007, we engaged the firm of Schumacher & Associates, Inc. to serve as our independent registered public accountants for the fiscal year ended December 31, 2006.

During the fiscal years ended December 31, 2006, 2005 and 2004, and through January 19, 2007, we have not consulted with Schumacher & Associates, Inc. regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to Schumacher & Associates, Inc. nor oral advice was provided that Schumacher & Associates, Inc. concluded was an important factor considered by our Board of Directors in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

Item 8a. Controls And Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of March 30, 2007:

Name	Age	Positions and Offices Held
Ban-Jun Yang (1)	51	President, CEO and a Director
Ka Yu (2)	36	Secretary, Treasurer and Director
Asher Zwebner (3)	43	Chief Financial Officer
Robert Ip (4)	50	Director
Chris Metcalf (5)	37	Director
Dr. Kim Kiat Ong (6)	52	Director

(1)	Mr. Yang was elected as a director of the Company on March 1, 2007 and appointed as the President and CEO of the Company on March 1, 2007.

(2)
Mr. Yu was appointed as the President, CEO, Secretary, Treasurer and director of the Company on Oct. 31, 2006 until March 1, 2007 and was the CFO of the Company from Oct. 31, 2006 to Dec. 28, 2006. Mr. Yu was elected as a director of the Company on March 1, 2007 and appointed as the Secretary and Treasurer of the Company on March 1, 2007.

(3)
Mr. Zwebner was the CFO, Treasurer and a director of the Company until Oct. 30, 2006. Mr. Zwebner was re-appointed as the CFO of the Company on Dec. 28, 2006 and again re-appointed as the CFO of the Company on March 1, 2007.

(4)	Mr. Ip was elected as a director of the Company on March 1, 2007.

(5)	Mr. Metcalf was elected as a director of the Company on March 1, 2007.

(6)	Dr. Ong was elected as a director of the Company on March 1, 2007.

Ban-Jun Yang (age 51) has been the President, CEO and a Director of the Company since March 1, 2007. Mr. Yang has served as a Director, President and CEO of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”) since March 31, 1996. He served as Chairman of the Board and General Manager for Shanghai Wanxing from 1996 to 2006. From 1991 to 1998, Mr. Yang has also served as Chairman of Shanghai Wanxing Automobile Service Co., Ltd. and Beijing Automobile Service Co., Ltd. Prior to this, Mr. Yang was Chairman of the Board for Hongkong Manhing Enterprises Limited, General Manager of Shenzheng Nanbei Commerce Center and Chairman of the Board of Beijing Hotel in Shenzhen. Mr. Yang has more than 20 years of experience in entrepreneurial and investment management in Hong Kong, Beijing and Shanghai.

Ka Yu (age 36) has been the President, CEO, Secretary, Treasurer and Director of the Company from October 31, 2006 to March 1, 2007 and was the CFO of the Company from Oct. 31, 2006 to December 28, 2006. As of March 1, 2007, Mr. Yu is the Secretary, Treasurer and a Director of the Company. In addition, he is currently the Senior Vice President of CY Oriental Holdings Ltd., which is listed on the TSX Venture Exchange. From 1996 to 2001, Mr. Yu was the Managing Director of Powerlot (Pacific) Ltd., a privately owned company, during which he initiated, organized and supervised the business of the company with over 500 staff members. Powerlot is engaged in the business of that company consisted of garment manufacturing, logistics, telecommunications, and international trade with annual revenue exceeding $50 million USD in 2001. Mr. Yu graduated from Shanghai Teacher’s University in Shanghai in 1991 with a bachelors of Science.

Asher Zwebner (age 43) was the Company’s Chief Financial Officer and Treasurer until he resigned on October 30, 2006, in accordance with the Stock Purchase Agreement, dated October 16, 2006, whereby Mr. Zwebner agreed to sell all of his 1,000,000 shares in the Company to Mr. Ka Yu. However, on December 28, 2006, Mr. Zwebner was re-appointed as the CFO of the Company and he has again been re-appointed by the Board of Directors as the CFO subsequent to the annual meeting of stockholders. Since May, 2002, Mr. Zwebner has served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. Prior to that, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com and for Britannica.com, both private companies located in Israel. From 2000 through 2002, Mr. Zwebner served as a consultant for SMC Ventures, a strategic services firm which provides business consulting services for startup and established companies. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer and Gabbay (a division of Ernst and Young in Israel). Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Robert Chun-Chung Ip (age 50) has been a director of the Company since March 1, 2007. Mr. Ip is a solicitor in Hong Kong since 1985 and has over 15 years experience in corporate mergers and acquisitions. Mr. Ip is also a director of Wheelock Technology Limited and Robert C. C. Ip & Co. Limited, an investment consultancy company. In addition, Mr. Ip is a director of Poly (Hong Kong) Investments Ltd., a company listed on the Main Board of the Hong Kong Stock Exchange Limited. Mr. Ip graduated from the University of Hong Kong in 1979 with a Bachelors of Arts degree. Mr. Ip furthered his studies in law in the United Kingdom between 1980-82 and passed the United Kingdom Law Society’s Final Examination in 1982. Mr. Ip is a solicitor of England & Wales, Hong Kong, Singapore and the Australian Capital Territories.

Christopher S. Metcalf (age 37) has been a director of the Company since March 1, 2007. Mr. Metcalf is currently the President of Altitude Funds LLC, and Vice President of GF Private Equity Group LLC. Prior to that position, from 2002 to 2006, Mr. Metcalf served as the Vice President of the Graystone Research Group in Morgan Stanley, performing portfolio and research analysis for hedge funds and private equity. From 2000 to 2002, Mr. Metcalf held the position of Vice President of Private Equity at KMV Capital LLC, a consulting and private equity firm. Mr. Metcalf has also held the positions of Vince President and Senior Financial Analyst at Charles Schwab Family Private Equity Fund (1999-2000), Investment Banking Representative at Prudential Securities, and Tax Analyst at Wachovia Bank. Apart from his professional experience, Mr. Metcalf holds degrees from the University of Chicago (MBA with Honors), and the University of Virginia (JD and Bachelor of Science in Commerce).

Dr. Kim Kiat Ong (age 52) has been a director of the Company since March 1, 2007. Dr. Ong was a Director of Sinovac Biotech Ltd. (AMEX: SVA) from 2003 to 2006. Dr. Ong has been in the medical field for over 30 years and has specialized as a Cardiothoracic and Vascular Surgeon for 18 years. He has been a member of several national committees and is currently a Member of the Advisory Committee, for the Singapore Ministry of Health (2003- present). As a seasoned lecturer, teacher and writer in the medical profession, Dr. Ong offers a high level of quality experience.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with.

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Asher Zwebner, Chris Metcalf, Robert Ip and Kim Kiat Ong. The only interested member of the audit committee is Mr. Asher Zwebner as he is also the Chief Financial Officer of the Company. Mr. Asher Zwebner is also considered the Company’s financial expert for the audit committee.

Code of Ethics

At the present time, the Company has not adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

The following compensation was paid directly to the executive officers of the Company during the years ended December 31, 2006, 2005 and 2004:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Lavi Krasney(1) CEO & Director	2006 2005 2004	Nil $20,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Asher Zwebner(2) CFO, Secretary, Treasurer & Director	2006 2005 2004	Nil $20,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ka Yu(3) President, CEO, Secretary, Treasurer & Director	2006	Nil	Nil	Nil	Nil	Nil

(1) Mr. Lavi Krasney resigned as the CEO of the Company on October 30, 2006 and as a Director on October 31, 2006.

(2) Mr. Asher Zwebner resigned as the CFO, Secretary & Treasurer of the Company on October 30, 2006, and as a Director on October 31, 2006. However, on December 28, 2006, Mr. Zwebner was reappointed as the CFO of the Company.

(3) Mr. Ka Yu was appointed as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on October 31, 2006. However, on December 28, 2006, Mr. Yu resigned as the CFO of the Company.

The Company anticipates that compensation will be provided by the Company during the Company’s next financial year to certain executive officers of the Company and in conjunction with certain management and administrative services to be provided to the Company by such executive officers.

We do not maintain key-man life insurance for any of our executive officers or directors.

No long term incentive plan awards were made to any executive officer during the fiscal year ended December 31, 2006.

Stock Options Grants

The Company did not grant any stock options during the fiscal year ended December 31, 2006. However, on March 1, 2007, the Company granted stock options to purchase 6,000,000 (post forward stock split) shares of common stock to Directors, Officers and consultants of the Company at a price of $0.50 per share for a term of five years with vesting provisions of 5% of the options on the date of grant and 5% on the first of every month thereafter for a total vesting period of 20 months.

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)

Ban-Jun Yang, President, CEO and Director	2,500,000	41.66%	$0.50	March 1, 2012	$0.00

Ka Yu, Secretary, Treasurer and Director	500,000	8.33%	$0.50	March 1, 2012	$0.00

Robert Ip, Director	500,000	8.33%	$0.50	March 1, 2012	$0.00

Chris Metcalf, Director	500,000	8.33%	$0.50	March 1, 2012	$0.00

Dr. Kim Kiat Ong, Director	500,000	8.33%	$0.50	March 1, 2012	$0.00

Michael Tan, Consultant	250,000	4.17%	$0.50	March 1, 2012	$0.00

Dr. Dicken S.C. Ko, Consultant	500,000	8.33%	$0.50	March 1, 2012	$0.00

Devlin Jensen, Consultant	250,000	4.17%	$0.50	March 1, 2012	$0.00

Dwun-Hou Chen, Consultant	500,000	8.33%	$0.50	March 1, 2012	$0.00

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 115,100,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)

Ban-Jun Yang No. 99, Jalan Lunas Kulim, Kedah, Malaysia	President, Chief Executive Officer, and Director	30,375,000 (2)	26.3%

Robert Ip Room A, 5th Floor, Wing Sing Commercial Centre, 12 Wing Lok Street, Sheung Wan, Hong Kong	Director	10,075,000 (3)	8.75%

Chris Metcalf 1933 Robindale Road Richmond, VA 23235	Director	75,000 (4)	(*	)

Dr. Kim Kiat Ong 2, Jalan Seruling, Singapore 576855	Director	75,000 (5)	(*	)

Ka Yu Room 402, Bldg. C, 555 Hai-Lun Road Shanghai, China 200080	Secretary, Treasurer and Director	4,075,000 (6)	3.54%

Asher Zwebner 20A Rehov Sharei Torah, Jerusalem, Israel 96387	Chief Financial Officer	100,000	(*	)

Note:

(*)	indicates less than 1%

(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)
This figure includes 30,000,000 shares directly owned by Mr. Ban-Jun Yang, 125,000 stock options which have already vested and 250,000 stock options which will vest within 60 days of the date of this Annual Report.

(3)
This figure includes 10,000,000 shares indirectly owned by Mr. Robert Ip through Wheelock Technology Limited, which Mr. Ip has sole voting power and sole dispositive power over the shares held by Wheelock Technology Limited, 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(4)	This figure includes 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(5)	This figure includes 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(6)
This figure includes 4,000,000 shares directly owned by Mr. Ka Yu, 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 3, 2006, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “Stock Option Plan”). The purpose of the Stock Option Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the Stock Option Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the Stock Option Plan. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our common stock, not to exceed ten million (10,000,000) (after the forward stock split adjustment of 40 new shares for each one share effective March 2, 2007) shares of our common stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee's employment by the Company is terminated. If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee's estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee's estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee's death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void. However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder. Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee's lifetime except by the optionee or, in the event of the optionee's legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Item 12. Certain Relationships And Related Transactions

On December 14, 2004, we acquired the rights to United States Patent No. 5,074,073 from Asher Zwebner, the patent owner. The Patent was granted to Asher Zwebner by the United States Patent and Trademark Office on December 24, 1991, and is scheduled to expire on December 24, 2008. As consideration for such assignment, we have agreed to pay Mr. Zwebner 10% of all royalties we receive from the sale and marketing of products based on this patent.

From our inception through the period ended December 31, 2006, Mr. Zwebner has loaned the Company $15,064.50 and Mr. Krasney has loaned the Company $15,064.50, however, these loans amounting to $30,129 were cancelled pursuant to the transactions to purchase their shares of common stock. The Company has classified the cancellation of the loans as additional paid-in capital in the accompanying balance sheet as of December 31, 2006.

Effective January 1, 2007, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner is to serve as the CFO of the Company. The agreement shall automatically renew for subsequent one-year periods unless notice not to renew is given by either party at least 60 calendar days prior to the end of the term. Terms of the agreement call for the issuance of 100,000 (post forward stock split) restricted shares of common stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2007.

Item 13. Exhibits

Exhibit No.	Description of Exhibit

3.1*	Memorandum of Association for Wanxin Bio-Technology Limited

3.2*	Articles of Association for Wanxin Bio-Technology Limited

3.3*	Memorandum of Association for Manhing Enterprises Limited

3.4*	Articles of Association for Manhing Enterprises Limited

3.5(1)	Certificate of Incorporation of CDoor Corp.

3.6	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp.

5.1*	Legal opinion with respect to the ownership of Manhing Enterprises Limited

5.2*	Legal opinion with respect to the ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

10.1*	Extension Agreement between CDoor Corp., Wanxing Bio-Technology Limited and all the Shareholders of Wanxin Bio-Technology Limited, dated effective January 4, 2007.

Exhibit No.	Description of Exhibit

10.2*	Share Purchase Agreement between CDoor Corp., Wanxin Bio-Technology Limited and all the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006.

10.3*	Contract for cooperation development of rh-Interferonα-2a project between Shanghai Wanxing and Fudan University, dated September 26, 1997.
10.4*	Contract for cooperation development of rh-Interferonα-2b project between Shanghai Wanxing and Fudan University, dated June 8, 1998.

10.5*	Technology of Leflunomide Transfer Contract between Shanghai Wanxing and China People 2nd Army Hospital University, dated March 11, 2002.

10.6*	Collaboration and License Agreement between Shanghai Wanxing and Second Military Medical University, PLA, dated March 22, 2001.

10.7*	Memorandum of Understanding between Shanghai Wanxing and the World Health Organization, dated February 12, 2003.

10.8*	Collaborative Research, Development and Supply Agreement between Shanghai Wanxing and the Program for Appropriate Technology in Health, dated December 22, 2005.

10.9*	Multi-Party Agreement between Shanghai Wanxing, Second Military Medical University and the Program for Appropriate Technology in Health, dated December 22, 2005.

10.10*	Authorization Letter issued by Second Military Medical University to Shanghai Wanxing, dated January 20, 2006.

10.11*	Fixed Asset Loan Contract between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Shangchuan Branch, dated May 23, 2000.

10.12*	Suretyship Contract between Shangahi Wanxing and Shanghai JinYuan Real Estate Development Co., Ltd., dated May 14, 2001.

10.13*	Maximum Value Mortgage Contract between Shanghai Wanxing and China Construction Bank Shanghai Branch, dated October 17, 2002.

10.14*	Current Capital Loan Contract (6) between Shanghai Wanxing and China Industrial Commercial Bank Pudong Branch, dated April 23, 2003.

10.15*	Loan Contract #9 between Shanghai Wanxing and Agricultural Bank of China, dated May 16, 2003.

10.16*	Current Capital Loan Contract (5) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated September 13, 2003.

10.17*	Current Capital Loan Contract (4) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 9, 2004.

10.18*	Current Capital Loan Contract (3) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 12, 2004.

Exhibit No.	Description of Exhibit

10.19*	Current Capital Loan Contract (2) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 14, 2004.

10.20*	Loan Contract between Shanghai Wanxing and Shenzhen Development Bank Co., Ltd., dated August 5, 2004.

10.21*	Short-Term Loan Contract between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.

10.22*	Short-Term Loan Contract (8) between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.

10.23*	Deed of Indemnity provided by Mr. Ban-Jun Yang to Shanghai Wanxing, dated December 2006.

10.24*	Settlement Agreement between Shanghai Wanxing and the Agriculture Bank of China, Shanghai Wujiaochang Branch, dated September 15, 2006.

10.25*	Settlement Agreement between Shanghai Wanxing and the Industrial and Commercial Bank Pudong Branch, dated October 25, 2006.

10.26*	Settlement Agreement between Shanghai Wanxing and the Shenzhen Development Bank Shanghai Lujiazui Branch, dated October 25, 2006.

10.27*	Settlement Agreement between Shanghai Wanxing and Chian Construction Bank Shanghai Yangpu Branch, dated October 24, 2006.

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

99.1*	Patent Certificate for aFGF issued by State Intellectual Property Office of the P.R. China, dated September 22, 2004.

99.2*	Patent Certificate for Ethelphazine issued by State Intellectual Property Office of the P.R. China, dated November 11, 2004.

99.3*	Patent Certificate for IFN issued by State Intellectual Property Office of the P.R. China, dated October 20, 2004.

99.4*	Notice of publication and essential examination of invention patent for rBAT issued by State Intellectual Property Office of the P.R. China, dated October 29, 2004.

99.5*	Accepting Notice for the Patent Application for rh-HRF issued by State Intellectual Property Office of the P.R. China, dated October 22, 2004.

99.6*	Accepting Notice for the Patent Application for rhK1 issued by State Intellectual Property Office of the P.R. China, dated June 19, 2006.

99.7*	Accepting Notice for the Patent Application for rhSCF issued by State Intellectual Property Office of the P.R. China, dated February 4, 2005.

99.8*	Patent Certificate for Plasmodium Fusion Antigen issued by the United States Patent Office, dated September 5, 2006.

99.9	Corporate Consulting Services Agreement between Sinobiomed Inc. and Asher Zwebner, dated effective January 1, 2007.

99.10	Consulting Agreement between Sinobiomed Inc. and Michael Tan, dated effective March 1, 2007.

(*) Previously filed on Form 8-K/A-1 with the SEC via EDGAR on January 16, 2007 and incorporated herein by reference.
(1) Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2005 and incorporated herein by reference

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2006 - $16,000 - Davis Accounting Group, P.C.
2005 - $10,000 - Davis Accounting Group, P.C.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2006 - Nil - Davis Accounting Group, P.C.
2005 - Nil - Davis Accounting Group, P.C.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - Nil - Davis Accounting Group, P.C.
2005 - Nil - Davis Accounting Group, P.C.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - Nil - Davis Accounting Group, P.C.
2005 - Nil - Davis Accounting Group, P.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2007.

SINOBIOMED INC. (Registrant)

By: /s/ Ban-Jun Yang

Ban-Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban-Jun Yang
Ban-Jun Yang	President, CEO and Director	March 26, 2007

/s/ Ka Yu
Ka Yu	Secretary, Treasurer and Director	March 26, 2007

/s/ Asher Zwebner
Asher Zwebner	Chief Financial Officer	March 26, 2007

Exhibit Index

Exhibit #		Page#

3.6	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp.	36

31.1	Certificate pursuant to Rule 13a-14(a).	37

31.2	Certificate pursuant to Rule 13a-14(a).	38

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	39

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	40

99.9	Corporate Consulting Services Agreement between the Sinobiomed Inc. and Asher Zwebner, dated effective January 1, 2007.	41

99.10	Consulting Agreement between Sinobiomed Inc. and Michael Tan, dated effective March 1, 2007.	58