Form 10KSB/A
period 2006-12-31
SINOBIOMED INC
filed 2007-04-17
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A-1

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

Lane 4705, No. 58, North Tang Gao Rd.
Pudong New Area Shanghai, China 201206
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 011-86-21-58546923

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

Our directors and executive officers and their affiliates collectively control approximately 41% of our outstanding common shares as of March 30, 2007. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

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

Dr. Kim Kiat Ong (age 52) has been a director of the Company since March 1, 2007. Dr. Ong was a Director of Sinovac Biotech Ltd. (AMEX: SVA) from 2003 to 2006. Dr. Ong has been in the medical field for over 30 years and has specialized as a Cardiothoracic and Vascular Surgeon for 18 years. He has been a member of several national committees and was a Member of the Advisory Committee, for the Singapore Ministry of Health (2003- 2005). As a seasoned lecturer, teacher and writer in the medical profession, Dr. Ong offers a high level of quality experience.

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

As of the date of this Annual Report, there are 115,100,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)

Ban-Jun Yang No. 99, Jalan Lunas Kulim, Kedah, Malaysia	President, Chief Executive Officer, and Director	30,375,000 (2)	26.3%

Robert Ip Room A, 5th Floor, Wing Sing Commercial Centre, 12 Wing Lok Street, Sheung Wan, Hong Kong	Director	10,075,000 (3)	8.75%

Chris Metcalf 1933 Robindale Road Richmond, VA 23235	Director	75,000 (4)	(* )

Dr. Kim Kiat Ong 2, Jalan Seruling, Singapore 576855	Director	75,000 (5)	(* )

Ka Yu Room 402, Bldg. C, 555 Hai-Lun Road Shanghai, China 200080	Secretary, Treasurer and Director	7,075,000 (6)	6.14%

Asher Zwebner 20A Rehov Sharei Torah, Jerusalem, Israel 96387	Chief Financial Officer	100,000	(* )

Directors and Officers as a group (6 persons)		47,775,000 (7)	41.27%

Note:

(*)	indicates less than 1%

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

(2)
This figure includes 30,000,000 shares directly owned by Mr. Ban-Jun Yang, 125,000 stock options which have already vested and 250,000 stock options which will vest within 60 days of the date of March 28, 2007.

(3)
This figure includes 10,000,000 shares indirectly owned by Mr. Robert Ip through Wheelock Technology Limited, which Mr. Ip has sole voting power and sole dispositive power over the shares held by Wheelock Technology Limited, 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of March 28, 2007.

(4)	This figure includes 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of March 28, 2007.

(5)	This figure includes 25,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of March 28, 2007.

(6)
This figure includes 4,000,000 shares directly owned by Mr. Ka Yu, 25,000 stock options which have already vested, 50,000 stock options which will vest within 60 days of the date of March 28, 2007 and 3,000,000 shares owned by Mr. Ka Yu’s wife, Ms. Hui Wang, which are deemed to be indirectly beneficially owned by Mr. Yu.

(7)
This figure includes 47,100,000 shares owned directly and indirectly by directors and officers as well as 225,000 stock options with have already vested and 450,000 stock options which will vest within 60 days of the date of March 28, 2007.

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

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - Nil - Davis Accounting Group, P.C.
2005 - Nil - Davis Accounting Group, P.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2007.

SINOBIOMED INC. (Registrant)

By: /s/ Ban-Jun Yang

Ban-Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban-Jun Yang
Ban-Jun Yang	President, CEO and Director	April 16, 2007

/s/ Ka Yu
Ka Yu	Secretary, Treasurer and Director	April 16, 2007

/s/ Asher Zwebner
Asher Zwebner	Chief Financial Officer	April 16, 2007

Exhibit Index

Exhibit #		Page#

3.6	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp.	36

31.1	Certificate pursuant to Rule 13a-14(a).	37

31.2	Certificate pursuant to Rule 13a-14(a).	38

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	39

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	40

99.9	Corporate Consulting Services Agreement between the Sinobiomed Inc. and Asher Zwebner, dated effective January 1, 2007.	41

99.10	Consulting Agreement between Sinobiomed Inc. and Michael Tan, dated effective March 1, 2007.	58