Form 10QSB
period 2007-03-31
SINOBIOMED INC
filed 2007-05-18
CIK 1335112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 333-128399

SINOBIOMED INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1945139
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Lane 4705, No. 58, North Tang Gao Rd. Pudong New Area Shanghai, China	201206
(Address of Principal Executive Offices)	(Zip Code)

011-86-21-58546923 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common Stock, $0.0001 par value	115,100,000

Traditional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Forward Looking Statements

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

Use of Names

In this quarterly report, the terms “Sinobiomed”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiomed Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited- Prepared by Management

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	March 31
2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$418,338
Cash - restricted (Note 3)	19,590
Accounts receivable (Note 4)	240,981
Loans to unrelated parties (Note 5)	646,839
Inventory (Note 6)	356,450
Prepaid expenses	142,419
Total current assets	1,824,617

Fixed assets (Note 7)	6,752,031

Total assets	$8,576,648

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8, 9 and 19)	$18,848,618
Accounts payable	170,803
Interest payable	3,979,011
Unearned revenue	92,082
Shareholder loans (Note 10)	2,113,297
Other current liabilities	1,656,557
Total current liabilities	26,860,368

COMMITMENTS (Note 16)

STOCKHOLDERS' (DEFICIT)
Common stock
Authorized 250,000,000 shares at par value of $ .0001 each
Issued and outstanding 115,100,000 shares	11,510
Additional paid-in capital	8,134,224
Subscriptions received	416,000
Common stock to be issued	15,375
Accumulated (deficit)	(25,869,794)
Accumulated other comprehensive income (loss)	(991,035)
Total stockholders' (deficit)	(18,283,720)

Total liabilities and stockholders' (deficit)	$8,576,648

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2007	2006

REVENUE
Sales	$216,002	$167,447
Cost of goods sold	156,064	114,319
Gross profit	59,938	53,128
Other income (Note 14)	156,198	-
	216,136	53,128

EXPENSES
Advertising and promotion	1,523	47
Depreciation	21,785	24,536
Freight	1,455	2,472
General and administration	470,169	46,613
Repairs and maintenance	5,606	3,628
Research and development	492,774	404,925
Salaries and benefits	101,783	87,109
Stock-based compensation (Note 15)	454,536	-
Travel	25,266	10,039
Total expenses	1,574,897	579,369

Net (loss) for the period from operations	(1,358,761)	(526,241)

OTHER EXPENSES
Interest and bank charges (Notes 8 and 10)	353,991	404,889
Losses on loans and guarantees to other parties (Note 5)	72,631	46,730

Net (loss) for the period before minority interests	(1,785,383)	(977,860)

Minority interest in loss for the period	8,039	2,563

Net (loss) for the period	$(1,777,344)	$(975,297)

Other comprehensive income (loss)
Foreign currency translation	$(175,868)	(101,282)

Comprehensive (loss)	(1,953,212)	$(1,076,579)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)	$(0.01)

Weighted average number of common stock outstanding
	162,321,111	70,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2007	2006
Cash from (used in) operating activities:
Net (loss)	$(1,777,344)	$(975,297)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,163	167,912
Imputed interest expense on shareholders' loans	27,439	37,165
Minority interest in net loss	(8,039)	(2,563)
Shares issued for services	85,400	-
Stock-based compensation	454,536	-
Net change in operating assets and liabilities:
Accounts receivable	20,907	(28,998)
Inventory	87,188	43,303
Prepaid expenses	(112,747)	(138,674)
Accounts payable	(93,619)	(3,807)
Interest payable	360,126	431,654
Unearned revenue	16,939	(1,611)
Other current liabilities	146,810	286,646

Net cash (used in) operating activities	(608,241)	(184,270)

Cash (used in) investing activities:
Purchases of fixed assets	(22,208)	(15,538)
Proceeds of disposition of fixed assets	3,911	-

Net cash (used in) investing activities	(18,297)	(15,538)

Cash from (used in) financing activities:
Loans made to unrelated parties	(499,683)	(138,682)
Share subscriptions received	416,000	-
Loans made to shareholders	-	(2,081)
Increase in short-term loans	-	171,828
Repayments of short-term loans	(835,440)	-
Loans received from shareholders	82,676	22,391

Net cash from (used in) financing activities	(836,447)	53,456

Effect of other comprehensive income (loss) on cash	(245,367)	(150,646)

Increase (decrease) in cash	(1,708,352)	(296,998)

Cash, beginning of period	2,146,280	779,116

Cash, end of period	$437,928	$482,118

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Common Stock to be issued	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2006	70,000,000	$7,000	$7,660,082	$-	$-	$(815,167)	$(24,092,450)	$(17,240,535)

Cancellation of shares	(76,000,000)	(7,600)	7,600	-	-	-	-	-
Capital changes to give effect to reverse take-over	121,000,000	12,100	(74,073)	-	-	-	-	(61,973)
Issue of shares for services	100,000.00	10.00	85,390	-	-	-	-	85,400
Stock-based compensation	-	-	454,536	-	-	-	-	454,536
Subscriptions received for units pursuant to private placements	-	-	-	416,000	-	-	-	416,000
Finders fees payable in shares	-	-	(15,375)	-	15,375	-	-	-
Finders fees payable in cash	-	-	(11,375)	-	-	-	-	(11,375)
Imputed interest on shareholders' loans	-	-	27,439	-	-	-	-	27,439
Net (loss) for the period	-	-	-	-	-	(175,868)	(1,777,344)	(1,953,212)

Balance March 31, 2007	115,100,000	$11,510	$8,134,224	$416,000	$15,375	$(991,035)	$(25,869,794)	$(18,283,720)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

1. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $25,869,794, and has negative working capital and a stockholder’s deficit as of March 31, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of researching, developing, testing and evaluating proposed new pharmaceutical products and has not yet determined whether these products are technically or economically feasible. The underlying value of the company is entirely dependent on the successful implementation of one or more of these products, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition of manufacturing rights. Management’s plan is to actively search for new sources of capital, including government and non-government grants toward research projects and new equity investment.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was incorporated under the laws of the State of Delaware on November 18, 2004 under the name CDoor Corp. The initial business plan of the Company was to develop a commercial application utilizing a patent pertaining to automobiles. In addition, in 2004, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $100,000 from a self-underwritten offering of 40.0 million shares of newly issued common stock (post forward stock split) in the public markets. On May 30, 2006, the Company successfully completed the capital formation activity of its registered common stock.

On October 16, 2006, the two Directors, officers, and principal stockholders of the Company agreed to sell 80.0 million shares of the Company’s common stock (post forward stock split), constituting 66% of the Company’s issued and outstanding stock, to an unrelated third party. The purchase closed on November 2, 2006. At the same time, the Company adopted a new business plan to pursue a reverse merger with Wanxin Bio-Technology Limited (“Wanxin BVI”), a British Virgin Islands company, and entered into a merger agreement with Wanxin BVI and its stockholders on December 21, 2006. Under the merger agreement, the stockholders of Wanxin BVI would transfer all the shares of Wanxin BVI to the Company in return for the issue of 70 million (post forward stock split) shares of the Company. The new business plan and focus of the Company centers around the Chinese biopharmaceutical industry.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The transaction to complete the reverse merger with Wanxin BVI was effected on January 12, 2007, as a recapitalization of the Company, with the net assets of Wanxin BVI and the Company brought forward at their historical bases, and 95 percent of the voting stock of the former majority shareholder of the Company (76.0 million shares of common stock, post forward stock split) being surrendered to the Company for cancellation and return to the treasury such that voting control of the Company was obtained by the former stockholders of Wanxin BVI. The costs associated with the reverse merger were expensed as incurred.

At an annual meeting of the stockholders of the Company held on March 1, 2007, the stockholders voted to complete a forward stock split of forty for one of the Company’s common stock with an effective date of March 2, 2007. All transactions involving the Company’s common stock prior to March 2, 2007 and determinations of the weighted average number of common shares outstanding have been restated to reflect this forward stock split. At the same meeting, a five-member board of directors was elected and the Company’s name was changed to its present name.

Wanxin BVI was incorporated under the laws of the British Virgin Islands on July 3, 2002. From the date of incorporation until October 15, 2006, Wanxin BVI remained dormant. On October 15, 2006 Wanxin BVI acquired all the shares of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong on July 2, 1991, in return for 750 shares of Wanxin BVI. The purposes of this transaction were to expatriate the operating companies’ ownership and to align legal and beneficial ownership of the group of companies prior to the January 12, 2007 reverse takeover. Accordingly the transaction has been treated as a reorganization of capital rather than a business combination.

On June 28, 1996, Manhing and two other unrelated companies founded Shanghai Pudong New District Wanxing Living Things Co., Ltd. (“Wanxing Bio-Pharmaceuticals”), a Sino-Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Wanxing Bio-Pharmaceuticals has a term of 30 years from the date of incorporation, at which time it is to be liquidated. Manhing’s original investment and proportionate interest in Wanxing Bio-Pharmaceuticals were $1.3 Million and 52%, respectively. On August 19, 1996, Wanxing Bio-Pharmaceuticals changed its name to Shanghai Wanxing Living Things Co., Ltd. On the same date Manhing transferred a 1% interest in Wanxing Bio-Pharmaceuticals to another company for consideration of $25,000. On the same date Wanxing Bio-Pharmaceuticals increased its registered capital and Manhing contributed an additional $895,500 to keep its interest at 51%. In 1998 Manhing acquired an additional interest in Wanxing Bio-Pharmaceuticals for $1,445,000 and contributed an additional $2,087,500 upon Wanxing Bio-Pharmaceuticals increasing its registered capital. After these transactions Manhing held a 63.33% interest in Wanxing Bio-Pharmaceuticals.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder are required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. If the additional investment is not made by that date, time extensions are available.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are two product lines currently manufactured and sold as at March 31, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases and Leflunomide, a drug for the treatment of rheumatoid arthritis. Wanxing Bio-Pharmaceuticals received a new drug licence for a third product, acidic Fibroblast Growth Factor (“aFGF”), in January 2007. This product will enter commercial production when Good Manufacturing Practice (“GMP”) certification is received, expected in June 2007 (Note 17). Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

On April 14, 2004, Wanxing Bio-Pharmaceuticals and two other unrelated companies founded Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic’s registered capital is $3.0 Million and Wanxing Bio-Pharmaceuticals’ interest is 50.33% or $1,510,000. Wanxing Cosmetic has a term of thirty years from the date of issue of the business license, at which time it is to be liquidated. Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Wanxin BVI, Manhing, Wanxing Bio-Pharmaceuticals, and Wanxing Cosmetic.

All significant inter-company balances and transactions are eliminated. Minority interest represents the other shareholders’ interests in the net assets of the subsidiaries after deducting the minority interest share of net losses of the companies.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2007, the Company did not have any cash equivalents.

Inventory

Inventory is carried at the lower of cost and estimated net realizable value. Raw materials cost is determined on the first in, first out basis. Manufacturing costs are applied to goods in process on a full cost basis. Cost of finished goods on hand at the balance sheet date is determined on the first in, first out basis.

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations

The Interferon product line is subject to increasing competition in the marketplace, with the result that gross margin per unit on sales has decreased markedly over the years 2005 and 2006 and the three months ended March 31, 2007.

Research and Development Expenditures

Expenditures on research and development activities, including assets acquired for use in research and development activities, are charged to operations as incurred.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has no asset retirement obligations.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Each asset is estimated to have a residual value of 10% of cost at the end of its useful life. Estimated useful lives are as follows:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Buildings	20 years
Climate control equipment	8 years
Computer software	5 years
Land license	29 years
Manufacturing equipment	5 - 8 years
Office furniture and equipment	5 years
Other equipment and fixtures	5 years
Road	20 years
Vehicles	5 years

Advertising Expenses

Advertising expenses are expensed as incurred.

Foreign Currency

The parent company’s operation of the Company is located in the China. It maintains no bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

Wanxin BVI’s operation of the Company is located in the British Virgin Islands and Hong Kong. It maintains bank accounts in Hong Kong Dollars and US Dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

Manhing’s operation of the Company is located in Hong Kong. It maintains no bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

The operations of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic are located in China, and their accounting records are maintained in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities of the subsidiaries denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. For purposes of determining the weighted average number of common shares outstanding, the number of shares outstanding as at March 31, 2007 is given effect on a pro forma basis as if the forward stock split which occurred in 2007 had occurred by January 1, 2007. Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended March 31, 2007 and 2006 because common stock equivalents outstanding at March 31, 2007 are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, short term loans payable and accounts payable at March 31, 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at December 31, 2006, the Company wrote down $512,400 in intangible assets acquired in 2006 for rights to produce the Company’s Leflunomide product, due to uncertainty about future sales potential and profit margins which makes it impossible to establish a fair value for the asset.

Stock-Based Compensation

As of July 31, 2006, the Company has implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation expense is recorded in accordance with the fair value recognition provisions of SFAS 123R beginning in 2006 for options issued to employees.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does not have any impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 does not have any impact on the Company’s consolidated financial statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The adoption of FIN 48 does not have any impact on the Company’s consolidated financial statements.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. CASH - RESTRICTED

Restricted cash consists of $ 19,418 on deposit to secure a letter of credit related to the purchase in April 2007 of a fixed asset and $172 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit, largely to independent sales agents. The Company is required by law to sell to a sales agent rather than the ultimate purchaser when the ultimate purchaser is a hospital. Accounts receivable are net of allowance for doubtful accounts in the amount of $7,247.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $4,384,366 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $95,734 has been charged to income in the three months ended March 31, 2007 (2006 - $46,730) in respect of the provision. Under the terms of the guarantee agreements, the other companies have until December 31, 2007 to pay the Company.

The Company has fully provided for $12,375 (95,634 Chinese yuan) of additional loans receivable from sales agents and employees. $214 recovery has been recognized in income in the three months ended March 31, 2007 in respect of the provision.

The remaining loans receivable are carried at their face amounts, which approximate estimated net realizable values based on collection and settlement experience subsequent to March 31, 2007. The remaining loans receivable do not bear interest and have no stated terms of repayment.

6. INVENTORY

Inventory consists of the following:

March 31, 2007

Raw materials	$55,862
Goods in process	163,717
Finished goods	136,871

$356,450

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

7. FIXED ASSETS

Fixed assets consist of the following:

March 31, 2007

Buildings	$5,908,823
Climate control equipment	1,196,570
Computer software	1,812
Land license	2,173,920
Manufacturing equipment	1,900,372
Office furniture and equipment	149,347
Other equipment	31,897
Road	32,572
Vehicles	715,148

12,110,461
Less: Accumulated depreciation	5,358,430

$6,752,031

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

On June 21, 2004 the Company’s land, building and equipment were hypoethecated by the People’s Court of Yangpu District, Shanghai, China pursuant to an action for non payment of bank debt (Note 9). The Company has had use of the assets while under hypothecation, but is not free to sell any of the hypothecated assets. The Company has entered an agreement to settle the debt and release the assets from hypothecation (Note 9). The amount of the debts secured by this hypothecation and by the mortgage on the land license and buildings approximate the carrying value of the assets pledged.

8. SHORT-TERM LOANS

The Company has obligations under the following bank loan agreements, all of which are overdue as at March 31, 2007:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Name of Bank	Principal amount 2006	Due date	Interest rate Not due/ overdue	Security (2)
Industrial and Commercial bank	3,623,200	May 25, 2004	6.633% / 9.05%	Guarantee
Industrial and Commercial bank	5,168,450	(1)	(1)	Guarantee
Agriculture Bank	1,503,628	May 14, 2004	5.841% / 7.56%	Guarantee
Construction Bank	2,756,220	October 16, 2004	5.31% / 7.56%	Building mortgage (3)
Shenzen Development Bank	1,656,320	June 6, 2005	6.372% / 9.56%	Guarantee
Industrial Bank	4,140,800	December 19, 2005	6.138% / NA	Guarantee

	18,848,618

(1)
The debt to Industrial and Commercial Bank, Jingqiao consists of 5 loan contracts with due dates ranging from April 23, 2004 through January 13, 2005. Nominal interest rates range from 5.31% to 5.576% per annum while overdue interest rate is range from 7.965%.

(2)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,235,000 (25,000,000 Chinese yuan) plus interest. $3,235,000 of the Company’s debt above arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(3)	Buildings with carrying value of $3,840,626 have been mortgaged as security.

The Company is involved in litigation over some of its bank loans and has negotiated payment terms on some of its loans as more fully described in Note 9.

9. LITIGATION

On June 21, 2004 the Company was sued by the Agriculture Bank of China to enforce payment under the loan agreement with that bank. The Company’s land, building and equipment, new medicine certificates and a bank account were hypothecated by the People’s Court of Yangpu District, Shanghai, China pursuant to the action. On September 15, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 21.62 million yuan (approximately $US (2,680,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 12 million yuan (approximately $US 1,487,000) before October 31, 2006, 3 million yuan (approximately $US 388,000) before June 30, 2007 and 6.62 million yuan (approximately $US 857,000) before October 31, 2007. The Company’s new medicine certificates and bank account will be released upon payment of the first 12 million by October 31, 2006. If the Company completely meets this schedule, the Company’s property, building and equipment will be released from hypothecation. The Company paid 10 million yuan (approximately $US 1,281,000) pursuant to the settlement on October 25, 2006 and received a waiver from the bank of the default in respect of the remaining 2 million yuan due until March 31, 2007. The Company did not make the March 31, 2007 payment and has subsequently received another waiver from the bank for an unspecified time (Note 19).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The Company has been sued by the Industrial and Commercial Bank of China to enforce payment under the loan agreement with that bank and judgment was granted in favour of the bank by the People’s Court of Pudong District. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 77.15 million yuan (approximately $US 9,560,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 3 million yuan (approximately $US 388,000) plus interest at the rate of 0.561% per month on the remaining balance of the first 49,145,766 (approximately $US 6,360,000) of the principal on the 21st day of each month. The Company is also obligated to pay the bank quarterly interest payments at the rate of 0.5775% per month commencing December 20, 2006 on the remaining balance of the last 28,000,000 yuan (approximately $US 3,623,000) of the principal. The payments will continue until the debt principal is paid. If the Company completely meets this schedule, the bank agrees to apply to the upper bank authority for a waiver of the interest accumulated prior to the entering of the agreement. The Company has made the payments to December 31, 2006 in compliance with the settlement but has defaulted by not making the scheduled loan payments in January, February and March, 2007. In March 2007 the Company entered a new agreement for payment of debt obligations, which calls for payment of 3 million yuan (approximately $US 388,000) on April 28, 2007, 2 million yuan (approximately $US 259,000) on May 10, 2007, 10 million yuan (approximately $US 1,294,000) on May 15, 2007, and the balance of principal of 52.94 million yuan (approximately $US 6,850,000) plus interest of 1 million (approximately $US 129,000) on June 15, 2007. If the company meets this schedule, the debt will be repaid and accrued interest in the amount of approximately 17.9 million yuan (approximately $US (2,316,000) will be forgiven. If the Company does not meet this schedule, the previously-agreed payment schedule will still apply (Note 19).

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,205,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 5 million yuan (approximately $US 620,000) before October 30, 2006, 3 million yuan (approximately $US 388,000) before March 20, 2007, 3 million yuan (approximately $US 388,000) before June 20, 2007, 3 million yuan (approximately $US 388,000) before September 20, 2007 and 3.8 million yuan (approximately $US 492,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company has defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 388,000) on March 20, 2007. The bank has granted a waiver of default in respect of this payment until May 30, 2007.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

10. SHAREHOLDER LOANS

The loans from a shareholder of a subsidiary do not bear interest. $2,113,297 payable to a shareholder of a subsidiary is due December 31, 2007. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company is indebted to the minority shareholder of a subsidiary in the amount of $2,113,297.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $120,600. The Company has provided an allowance for the full amount of this indebtedness.

The Company has paid the residential rent in Shanghai as part of the remuneration for the Chief Executive Officer of the Company for the months of January through June 2007 in the amount of 132,000 Chinese yuan (approximately $17,000).

12. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it ever have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

March 31, 2007
Loss for the year	$(1,777,344)
Average statutory tax rate in China	33%

Expected income tax provision	$(586,524)
Tax basis of deferred expenses in excess of book cost	243,353
Unrecognized tax losses	343,171

Income tax expense	$--

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Significant components of deferred income tax assets are as follows:

March 31, 2007
Operating losses carried forward	3,869,156
Excess of tax basis over book cost of deferred expenses in China	$4,165,264
Valuation allowance	(8,034,420)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $11,720,000 which will expire in 2011 if not utilized.

13. COMMON STOCK

On January 12, 2007 the Company issued 1,750,000 pre forward stock split shares of common stock (equivalent to 70,000,000 post-forward stock split shares) to the former shareholders of Wanxin BVI in return for all the outstanding shares of Wanxin BVI as described in Note 1.

On March 1, 2007 the Company increased it authorized capital from 50,000,000 common shares o 250,000,000 common shares.

On March 2, 2007 the Company forward split its common stock on a 40-for-1 basis.

On March 9, 2007 the Company cancelled 76,000,000 (post forward stock split) common shares pursuant to the surrender for cancellation of those shares by the former majority shareholder of the Company.

On March 22, 2007, the Company issued 100,000 (post forward stock split) shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2007. The Company recognized an issue price for the shares of $0.854 per share, reflecting a discount from market price on that date due to there being a one-year hold period before the shares can be sold.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

As of March 31, 2007, the Company has received payment for subscriptions to purchase 488,000 units (each a “Unit”) of the Company at a price of $0.75 per Unit for total proceeds of $366,000. Each Unit consists of one (post forward stock split) share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.25 per share with an expiry date of two years from the date of issuance of the Warrants. In connection with this private placement the Company has agreed to pay finders fees of $6,375 and 20,500 shares of common stock to four individuals and one corporate entity.

As of March 31, 2007, the Company has received payment for subscriptions to purchase 50,000 units (each a “Unit”) of the Company at a price of $1.00 per Unit for total proceeds of $50,000. Each Unit consists of one (post forward stock split) share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.75 per share with an expiry date of two years from the date of issuance of the Warrants. In connection with this private placement the Company has agreed to pay a finders fee of $5,000 to one corporate entity.

14. OTHER INCOME

Other income includes $128,900 in revenue from product licensing and $27,298 in grant revenue received as funding assistance toward the research and development of the Company’s malaria vaccine.

15. STOCK-BASED COMPENSATION

The Company’s 2006 Stock Option and Incentive Plan (the “Plan”) allows the Company to award stock options for up to 10,000,000 (post-forward stock split) shares to its directors, officers, employees, and consultants. The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued. Upon exercise of options, shares are issued from treasury.

On March 1, 2007, 6,000,000 stock options were granted under the Plan with the exercise price of $0.50 per share. 300,000 of 6,000,000 options vested on March 1, 2007 with the reminder to vest in equal monthly proportions on the first day of each of the next 19 months.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2007
Options granted:	6,000,000	0.50	0.758	4,545,364
Options Outstanding, March 31, 2007	6,000,000	0.50	0.758	4,545,364

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

		Number	Weighted Average Exercise	Aggregate Intrinsic
	Exercise Price	of Shares	Price	Value
Vested at March 31, 2007 and earlier	0.50	600,000	0.50	454,536
Remainder of 2007	0.50	2,700,000	0.50	2,045,414
2008	0.50	2,700,000	0.50	2,045,414

		6,000,000		4,545,364

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, January 1, 2007	-	-	-
Non-vested options outstanding, March 31, 2007	5,400,000	4,090,828	0.50
Options vested in three months ended March 31, 2007	600,000	454,536	-

If not previously exercised or canceled, options outstanding at March 31, 2007 will expire as follows:

Expiry Date	Exercise Price	Number of Shares	Weighted average exercise price
Year Ending December 31,
2012	0.50	6,000,000	0.50

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The fair values of the options granted in the three months ended March 31, 2007 were estimated at a value of $0.758 per share using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:	44.3%
Risk-free interest rate:	4.5%
Dividend yield:	--
Expected lives (years):	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

16. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,420,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,590,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in mid-2007.

2.5 Million yuan (approximately $320,000) will be payable in respect of the Company’s recombinant Human Stem Cell factor bio-product in two stages. The first 1 Million yuan (approximately $129,000) will be due by the time of upon completion of Phase II trials and 1.5 Million yuan (approximately $194,000) will be payable upon completion of both Phase III clinical trials and approval of the product for production. This product is in Phase I trials.

17. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Revenues	Net loss	Total assets
Pharmaceuticals	$300,399	$1,216,405	$8,224,238
Cosmetics	71,801	8,146	116,138
Parent company administration		552,793	236,272

Total consolidated	$372,200	$1,777,344	$8,576,648

18. MANUFACTURING SHUT-DOWN

In December 2006, Wanxin Bio-pharmaceuticals temporarily closed its manufacturing facility while it undergoes inspection and review for the purposes of obtaining a Good Manufacturing Practice (“GMP”) certificate in respect of its manufacturing processes for its aFGF product. In accordance with Chinese law, the manufacturing will remain halted until the GMP certificate is determined, which is expected to occur in June, 2007. The Company continues to sell its interferon products from inventory of finished goods in stock, and production of Leflunomide, which is manufactured under licence by another facility, are not affected.

19. SUBSEQUENT EVENTS

The Company has made payments of 3 million yuan (approximately $US 388,000) on April 26, 2007 and 2 million yuan (approximately $US 259,000) on April 27, 2007 to Industrial and Commercial Bank in compliance with the revise settlement agreement with that bank as described in Note 9.

The Company has defaulted on its loan settlement agreement with Agriculture Bank of China, as described in Note 9, by not making a scheduled loan payment of 2 million yuan (approximately $US 259,000) on March 31, 2007. The bank has granted a waiver of default in respect of this payment for an unspecified time.

The Company has notified China Construction Bank of its inability to make a scheduled loan payment of 6.8 million yuan (approximately $US 880,000) on April 30, 2007. The bank has granted a waiver of default in respect of this payment for an unspecified time.

On May 14, 2007, the Company issued 2,074,668 units (each a “Unit”) to 36 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $1,556,001. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.25 per warrant share until May 14, 2009.

In addition, on May 14, 2007, the Company issued 1,623,000 units (each a “Unit”) to 44 individuals/entities due to the closing of the first part of the Company’s private placement at $1.00 per Unit for total gross proceeds of $1,623,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 14, 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Wanxin is a company incorporated under the laws of the British Virgin Islands. Its only asset at the time of the reverse merger was 100% ownership of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong. Manhing’s only asset was 82% ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Wanxing Bio-Pharmaceuticals”), a Sino- Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are two product lines currently manufactured and sold as at March 31, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases and Leflunomide, a drug for the treatment of rheumatoid arthritis. Wanxing Bio-Pharmaceuticals received a new drug licence for a third product, acidic Fibroblast Growth Factor (“aFGF”), in January 2007. This product will enter commercial production when Good Manufacturing Practice (“GMP”) certification is received from the Chinese government, expected in June 2007. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

Wanxing Bio-Pharmaceuticals is also the owner of 50.33% of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing.

Revenues

The Company has revenues from the Wanferon/Wanferin product line and the cosmetics products in the three months ended March 31, 2007. The Company also sells a relatively small amount of reagent, which is product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products.

Wanferon/Wanferin sales accounted for $124,903 of sales revenue and $111,621 of cost of sales in the three months ended March 31, 2007, as compared to $136,199 of sales revenue and $99,322 of cost of sales in the three months ended March 31, 2006. The market for this product line is very competitive, and selling prices have been decreasing through the 2006 year and to date in 2007.

Cosmetics sales accounted for $71,801 of sales revenue and $50,200 of cost of sales in the three months ended March 31, 2007, as compared to $10,134 of sales revenue and $13,629 of cost of sales in the three months ended March 31, 2006.

There were no sales of the Leflunomide product, which is sold by an independent sales agent under license, in the three months ended March 31, 2007. The Company has an agreement with the sales agent under which the sales agent is required to sell a minimum amount of product each year. The sales agent did not meet its sales target for the first year of the agreement, which ended March 31, 2007.

Operating Expenses

Operating expenses increased from $572,971 for the three months ended March 31 2006 to $1,358,760 for the three months ended March 31 2007. This increase was primarily due to 1) an increase in General and Administrative Expenses and 2) an expense relating to Stock-Based Compensation, for the first time being recorded in 2007.

1) General and Administrative Expenses

General and administrative expenses increased to $470,169 from $93,343 in the comparable period in the previous year, partially due to additional professional and reporting costs associated with the reverse take-over which occurred in the period and in being a public company with operating businesses. Also contributing to the increase in general and administrative expenses was the fact that the company has more administrative activity in 2007 associated with getting the aFGF product on line. In addition, the Wanxing Bio-pharmaceuticals manufacturing facility has been closed down since December of 2006, as required by Chinese law, while that company goes through the application and review process for the purposes of obtaining its GMP certification for manufacturing of the aFGF product. As a result, certain overhead and indirect manufacturing costs that would normally be absorbed into the cost of manufactured inventory have been included in expense.

2) Stock-based compensation

Stock-based compensation expense of $454,536 was recognized in the three months ended March 31, 2007 compared to $ nil in the comparable period in the previous year. The expense represents recognition of 10% of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vested on April 1, 2007. 5% of the options will vest on the first day of each subsequent month until October 1, 2008.

Net Loss

As a result of the increase in our operating expenses our net loss for the three months ended March 31, 2007 was $1,777,344, compared to a net loss of $975,297 for the three months ended March 31, 2006 (of the Wanxin subsidiaries) and the related cash used in operating activities in the three months ended March 31, 2007 was $608,241, compared to cash used of $184,270 for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007 we had $437,928 of cash on hand (including $416,000 received from subscriptions to acquire the Company's stock) and a working capital deficiency of $25,035,751. However subsequent to March 31 2007 we have raised additional gross proceeds of $2,763,001 from private placements. The Company is currently in the process of raising additional funds from private placements. The Company believes that the funds raised and the funds it plans to raise from additional equity financing, and its future revenues will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months .

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company has appointed Chris Metcalf who is a director of the company and a financial expert to serve as the head of the audit committee

The company intends to adopt a code of ethics in the near future.

PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On May 14, 2007, the Company issued 2,074,668 units (each a “Unit”) to 36 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $1,556,001. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.25 per warrant share until May 14, 2009. The Company believes that some of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $20,625 to Windsor Venture Capital Pte. Ltd. of Singapore; (ii) a finder’s fee of $36,000 in cash and 48,000 shares of common stock of the Company to Rita Chou of Singapore; (iii) a finder’s fee of $12,375 in cash and 16,500 shares of common stock of the Company to Dennis Tan of the Philippines; (iv) a finder’s fee $1,500 in cash to Jim McFarland of Vancouver, B.C.; (v) a finder’s fee of 15,000 shares of common stock of the Company to Josephine Tang of Malaysia; and (vi) a finder’s fee of $375 in cash and 500 shares of common stock of the Company to Jamie Liu of Hong Kong. The Company believes that the finder’s fee share issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on May 14, 2007, the Company issued 1,623,000 units (each a “Unit”) to 44 individuals/entities due to the closing of the first part of the Company’s private placement at $1.00 per Unit for total gross proceeds of $1,623,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 14, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $145,500 to Windsor Venture Capital Pte. Ltd. of Singapore; and (ii) a finder’s fee of $5,500 in cash and 5,500 shares of common stock of the Company to Dennis Tan of the Philippines. The Company believes that the finder’s fee share issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

On May 14, 2007, the Company issued 2,074,668 units (each a “Unit”) to 36 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $1,556,001. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.25 per warrant share until May 14, 2009. The Company believes that some of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $20,625 to Windsor Venture Capital Pte. Ltd. of Singapore; (ii) a finder’s fee of $36,000 in cash and 48,000 shares of common stock of the Company to Rita Chou of Singapore; (iii) a finder’s fee of $12,375 in cash and 16,500 shares of common stock of the Company to Dennis Tan of the Philippines; (iv) a finder’s fee $1,500 in cash to Jim McFarland of Vancouver, B.C.; (v) a finder’s fee of 15,000 shares of common stock of the Company to Josephine Tang of Malaysia; and (vi) a finder’s fee of $375 in cash and 500 shares of common stock of the Company to Jamie Liu of Hong Kong. The Company believes that the finder’s fee share issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on May 14, 2007, the Company issued 1,623,000 units (each a “Unit”) to 44 individuals/entities due to the closing of the first part of the Company’s private placement at $1.00 per Unit for total gross proceeds of $1,623,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 14, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors only, the Company will be paying: (i) a cash finder’s fee in the amount of $145,500 to Windsor Venture Capital Pte. Ltd. of Singapore; and (ii) a finder’s fee of $5,500 in cash and 5,500 shares of common stock of the Company to Dennis Tan of the Philippines. The Company believes that the finder’s fee share issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On May 14, 2007, the Board of Directors appointed Professor Zhi-Xin Wang as a director of the Company effective forthwith and to remain as a director until the next annual general meeting of the Company or until his successor is elected or appointed.

From 2004 to present, Mr. Zhi-Xin Wang has been a professor at the Department of Biological Sciences and Biotechnology at Tsinghua University, P.R. China. From 1999 to 2003, Mr. Wang was a director for the Institute of Biophysics at Academia Sinica, P.R. China. From 1997 to 2003, Mr. Wang was also a director for the National Laboratory of Biomacromolecules, P.R. China. From 1993 to 2003, Mr Wang was a professor at the Institute of Biophysics at Academia Sinica, P.R. China. Mr. Wang is the Chair of the Chinese Society of Biochemistry and Molecular Biology. Mr. Wang is a member of the Chinese Society of Biophysics as well as the Chinese Academy of Sciences. In addition, Mr. Wang is a fellow of the Third World Academy of Sciences. Mr. Wang received his Bachelors of Science (Chemistry) from the University of Tsinghua in Beijing, P.R. China in 1977 and received his Ph.D. (Biochemistry) from the Institute of Biophysics at Academia Sinica, P.R. China in 1988. Mr. Wang has not been a director or officer of any other reporting issuer.

Item 6. Exhibits

(a)	Exhibit List

	31.1	Certificate pursuant to Rule 13a-14(a)

	31.2	Certificate pursuant to Rule 13a-14(a)

	32.1	Certificate pursuant to 18 U.S.C. §1350

	32.2	Certificate pursuant to 18 U.S.C. §1350

	99.1	Consulting Agreement between Sinobiomed Inc. and Dr. Dicken S.C. Ko, dated April 12, 2007

	99.2	Audited Financial Statements of Wanxin BioTechnology Limted for the fiscal year ended December 31 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18 day of May, 2007

SINOBIOMED INC. (Registrant)

By:
Ban Jun Yang President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Ban Jun Yang	President, CEO and Director	May 18, 2007

Ka Yu	Secretary, Treasurer and Director	May 18, 2007

Asher Zwebner	Chief Financial Officer	May 18, 2007