Form 10QSB
period 2007-06-30
SINOBIOMED INC
filed 2007-08-14
CIK 1335112

y

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended June 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________  to  _________________

Commission File Number 333-128399

SINOBIOMED INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1945139
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Lane 4705, No. 58, North Yang Gao Rd. Pudong New Area Shanghai, China	201206
(Address of Principal Executive Offices)	(Zip Code)
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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2007
Common Stock, $0.0001 par value	125,382,668

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ii

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
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern

June 30
2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$1,288,846
Cash - restricted (Note 3)	2,397
Accounts receivable (Note 4)	310,860
Loans to unrelated parties (Note 5)	951
Inventory (Note 6)	343,518
Prepaid expenses	103,177
Total current assets	2,049,749

Fixed assets (Note 7)	6,731,837

Total assets	$8,781,586

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8, 9 and 19)	$11,530,460
Accounts payable	160,891
Interest payable	4,247,965
Unearned revenue	78,176
Shareholder loans (Note 10)	2,569,322
Other current liabilities	1,449,414
Total current liabilities	20,036,228

COMMITMENTS (Note 16)

STOCKHOLDERS' (DEFICIT)
Common stock
Authorized 250,000,000 shares at par value of $ .0001 each
Issued and outstanding 125,382,668 shares	12,538
Additional paid-in capital	17,695,040
Subscriptions received	491,000
Accumulated (deficit)	(28,182,272)
Accumulated other comprehensive income (loss)	(1,270,948)
Total stockholders' (deficit)	(11,254,642)

Total liabilities and stockholders' (deficit)	$8,781,586

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

REVENUE
Sales	$346,495	$183,077	$562,497	$350,524
Cost of goods sold	232,722	157,795	388,786	272,114
Gross profit	113,773	25,282	173,711	78,410
Other income (Note 14)	848	848,057	157,046	848,057
	114,621	873,339	330,757	926,467

EXPENSES
Advertising and promotion	1,142	4,513	2,665	4,560
Depreciation	22,825	9,389	44,610	33,925
Freight	1,580	4,636	3,035	7,108
General and administration	802,035	65,312	1,272,204	111,925
Repairs and maintenance	12,293	4,238	17,899	7,866
Research and development	203,370	518,903	696,144	923,828
Salaries and benefits	169,477	85,909	271,260	173,018
Stock-based compensation (Note 15)	699,074	-	1,153,610	-
Travel	113,154	12,231	138,420	22,270
Total expenses	2,024,950	705,131	3,599,847	1,284,500

Net (loss) for the period from operations	(1,910,329)	168,208	(3,269,090)	(358,033)

OTHER EXPENSES
Interest and bank charges (Notes 8 and 10)	327,669	463,212	681,660	868,101
Losses on loans and guarantees to other parties (Note 5)	74,480	80,511	147,111	127,241
Net (loss) for the period before minority interests	(2,312,478)	(375,515)	(4,097,861)	(1,353,375)

Minority interest in loss for the period	-	(684)	8,039	1,879

Net (loss) for the period	$(2,312,478)	$(376,199)	$(4,089,822)	$(1,351,496)

Other comprehensive income (loss)
Foreign currency translation	$(279,913)	(101,628)	$(455,781)	(202,910)

Comprehensive (loss)	(2,592,391)	$(477,827)	(4,545,603)	$(1,554,406)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common stock outstanding	119,402,613	70,000,000	141,238,584	70,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Cash from (used in) operating activities:
Net (loss)	$(2,312,478)	$(376,199)	$(4,089,822)	$(1,351,496)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	191,638	159,621	375,801	327,533
Loss on disposition of fixed assets	6,699	10,417	6,699	10,417
Imputed interest expense on shareholders' loans	28,894	37,059	56,333	74,224
Minority interest in net income (loss)	-	684	(8,039)	(1,879)
Shares issued for services	-	-	85,400	-
Stock-based compensation	699,074	-	1,153,610	-
Net change in operating assets and liabilities:
Accounts receivable	(69,879)	120,427	(48,972)	91,429
Inventory	12,932	63,057	100,120	106,360
Prepaid expenses	39,242	66,904	(73,505)	(71,770)
Accounts payable	(9,912)	1,319	(103,531)	(2,488)
Interest payable	268,954	474,620	629,080	906,274
Unearned revenue	(13,906)	(403,597)	3,033	(405,208)
Other current liabilities	(195,768)	(44,779)	(48,958)	241,867
Net cash (used in) operating activities	(1,354,510)	109,533	(1,962,751)	(74,737)

Cash (used in) investing activities:

Purchases of fixed assets	(71,219)	(84,847)	(93,427)	(100,385)
Proceeds of disposition of fixed assets	-	-	3,911	-
Net cash (used in) investing activities	(71,219)	(84,847)	(89,516)	(100,385)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	-	(499,683)	(138,682)
Repayments of loans by unrelated parties	650,395	161,450	650,395	161,450
Share subscriptions received	9,754,001	-	10,170,001	-
Finders' fees paid in cash	(871,875)	-	(871,875)	-
Loans made to shareholders	-	-	-	(2,081)
Repayments of loans by shareholders	-	98,149	-	98,149
Increase in short-term loans	743,906	-	743,906	171,828
Repayments of short-term loans	(8,446,512)	(254,449)	(9,281,952)	(254,449)
Loans received from shareholders	816,017	-	898,693	22,391
Repayments of loans from shareholders	(492,480)	(15,846)	(492,480)	(15,846)
Net cash from (used in) financing activities	2,153,452	(10,696)	1,317,005	42,760

Effect of other comprehensive income (loss) on cash	125,592	(148,032)	(119,775)	(298,678)

Increase (decrease) in cash	853,315	(134,042)	(855,037)	(431,040)

Cash, beginning of period	437,928	482,118	2,146,280	779,116

Cash, end of period	$1,291,243	$348,076	$1,291,243	$348,076

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Common Stock to be issued	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2006	70,000,000	$7,000	$7,660,082	$-	$-	$(815,167)	$(24,092,450)	$(17,240,535)

Cancellation of shares	(76,000,000)	(7,600)	7,600	-	-	-	-	-
Capital changes to give effect to reverse take-over	121,000,000	12,100	(74,073)	-	-	-	-	(61,973)
Issue of shares for services	100,000	10	85,390	-	-	-	-	85,400
Stock-based compensation	-	-	454,536	-	-	-	-	454,536
Subscriptions received for units pursuant to private placements	-	-	-	416,000	-	-	-	416,000
Finders fees payable in shares	-	-	(15,375)	-	15,375	-	-	-
Finders fees payable in cash	-	-	(11,375)	-	-	-	-	(11,375)
Imputed interest on shareholders' loans	-	-	27,439	-	-	-	-	27,439
Net (loss) for the period	-	-	-	-	-	(175,868)	(1,777,344)	(1,953,212)

Balance March 31, 2007	115,100,000	$11,510	$8,134,224	$416,000	$15,375	$(991,035)	$(25,869,794)	$(18,283,720)

Stock-based compensation	-	-	699,074	-	-	-	-	699,074
Subscriptions received for units pursuant to private placement	-	-	-	9,754,001	-	-	-	9,754,001
Shares issued pursuant to subscriptions	10,197,668	1,020	9,677,981	(9,679,001)	-	-	-	-
Finders fees paid in cash	-	-	(860,500)	-	-	-	-	(860,500)
Shares issued as finders' fees	85,000	8	15,367	-	(15,375)	-	-	-
Imputed interest on shareholders' loans	-	-	28,894	-	-	-	-	28,894
Net (loss) for the period	-	-	-	-	-	(279,913)	(2,312,478)	(2,592,391)

Balance June 30, 2007	125,382,668	$12,538	$17,695,040	$491,000	$-	$(1,270,948)	$(28,182,272)	$(11,254,642)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

1. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $28,182,272, and has negative working capital and a stockholder’s deficit as of June 30, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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
June 30, 2007
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
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder are required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. If the additional investment is not made by that date, time extensions are available. In the three months ended June 30, 2007, Manhing has invested $8,512,819 in Wanxing Bio-Pharmaceuticals.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are two product lines currently manufactured and sold as at June 30, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases and Leflunomide, a drug for the treatment of rheumatoid arthritis. Wanxing Bio-Pharmaceuticals received a new drug licence for a third product, acidic Fibroblast Growth Factor (“aFGF”), in January 2007. This product will enter commercial sales when Good Manufacturing Practice (“GMP”) certification is received. As at June 30, 2007, Wanxing Bio-Pharmaceuticals has been advised the certification has been approved, and awaits receipt of the formal certificate. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

All significant inter-company balances and transactions are eliminated. Minority interest represents the other shareholders’ interests in the net assets of the subsidiaries after deducting the minority interest share of net losses of the companies.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2007, the Company did not have any cash equivalents.

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

Concentrations

The Interferon product line is subject to increasing competition in the marketplace, with the result that gross margin per unit on sales has decreased markedly over the years 2005 and 2006 and the six months ended June 30, 2007.

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
June 30, 2007
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

Manhing’s operation of the Company is located in Hong Kong. It maintains a bank account in US Dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

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
June 30, 2007
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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. For purposes of determining the weighted average number of common shares outstanding, the number of shares outstanding as at June 30, 2007 is given effect on a pro forma basis as if the forward stock split which occurred in 2007 had occurred by January 1, 2007. Diluted earnings (loss) per share is equal to the basic loss per share for the six months ended June 30, 2007 and 2006 because common stock equivalents outstanding at June 30, 2007 are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, short term loans payable and accounts payable at June 30, 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

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
June 30, 2007
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
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

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
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. CASH - RESTRICTED

Restricted cash consists of $ 2,221 on deposit to secure a letter of credit related to purchases and $176 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit, largely to independent sales agents. The Company is required by law to sell to a sales agent rather than the ultimate purchaser when the ultimate purchaser is a hospital. Accounts receivable are net of allowance for doubtful accounts in the amount of $7,359.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $4,526,993 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $146,862 has been charged to income in the six months ended June 30, 2007 (2006 - $93,460) in respect of the provision. Under the terms of the guarantee agreements, the other companies have until December 31, 2007 to pay the Company.

The Company has fully provided for $12,389 (94,289 Chinese yuan) of additional loans receivable from sales agents and employees. $516 recovery has been recognized in income in the six months ended June 30, 2007 in respect of the provision.

The remaining loans receivable are carried at their face amounts, which approximate estimated net realizable values based on collection and settlement experience subsequent to June 30, 2007. The remaining loans receivable do not bear interest and have no stated terms of repayment.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

6. INVENTORY

Inventory consists of the following:

June 30, 2007

Raw materials	$51,965
Goods in process	260,141
Finished goods	31,412

$343,518

7. FIXED ASSETS

Fixed assets consist of the following:

June 30, 2007

Buildings	$5,953,897
Climate control equipment	1,215,065
Computer software	1,840
Land license	2,207,520
Manufacturing equipment	2,032,681
Office furniture and equipment	152,496
Other equipment	32,390
Road	33,075
Vehicles	673,810

12,302,774
Less: Accumulated depreciation	5,570,937

$6,731,837

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

On June 21, 2004 the Company’s land, building and equipment were hypothecated by the People’s Court of Yangpu District, Shanghai, China pursuant to an action for non payment of bank debt (Note 9). The Company has had use of the assets while under hypothecation, but is not free to sell any of the hypothecated assets. The Company has entered an agreement to settle the debt and release the assets from hypothecation (Note 9). The amount of the debts secured by this hypothecation and by the mortgage on the land license and buildings approximate the carrying value of the assets pledged.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements with banks and with an unrelated company. The bank loans are all overdue as at June 30, 2007.

Name of Bank	Principal amount 2006	Due date	Interest rate Not due/ overdue	Security (2)
Industrial and Commercial bank	3,408,733	(1)	(1)	Guarantee
Construction Bank	1,879,020	October 16, 2004	5.31% / 7.56%	Building mortgage (3)
Shenzen Development Bank	1,287,720	June 6, 2005	6.372% / 9.56%	Guarantee
Industrial Bank	4,204,800	December 19, 2005	6.138% / NA	Guarantee
Shanghai Wanjun Economic Trading Co. Ltd.	750,187	No stated due date	No interest	None

	11,530,460

(1)
The debt to Industrial and Commercial Bank, Jingqiao consists of 5 loan contracts with due dates ranging from April 23, 2004 through January 13, 2005. Nominal interest rates range from 5.31% to 5.576% per annum while the overdue interest rate is 7.965%.

(2)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,285,000 (25,000,000 Chinese yuan) plus interest. $3,285,000 of the Company’s debt above arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(3)	Buildings with carrying value of $3,784,255 have been mortgaged as security.

The Company is involved in litigation over some of its bank loans and has negotiated payment terms on some of its loans as more fully described in Note 9.

9. LITIGATION

On June 21, 2004 the Company was sued by the Agriculture Bank of China to enforce payment under the loan agreement with that bank. The Company’s land, building and equipment, new medicine certificates and a bank account were hypothecated by the People’s Court of Yangpu District, Shanghai, China pursuant to the action. On September 15, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 21.62 million yuan (approximately $US (2,680,000). Under the terms of the settlement agreement, the Company was obligated to pay the bank 12 million yuan (approximately $US 1,487,000) before October 31, 2006, 3 million yuan (approximately $US 388,000) before June 30, 2007 and 6.62 million yuan (approximately $US 857,000) before October 31, 2007. The Company’s new medicine certificates and bank account were to be released upon payment of the first 12 million by October 31, 2006. If the Company completely meets this schedule, the Company’s property, building and equipment will be released from hypothecation. The Company paid 10 million yuan (approximately $US 1,281,000) pursuant to the settlement on October 25, 2006 and received a waiver from the bank of the default in respect of the remaining 2 million yuan due until March 31, 2007. The Company did not make the March 31, 2007 payment when due and received another waiver from the bank for an unspecified time. The Company has repaid this loan in full by June 30, 2007. Subsequent to June 30, 2007, the company has received a court judgment that this matter is now closed (Note 19).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The Company has been sued by the Industrial and Commercial Bank of China to enforce payment under the loan agreement with that bank and judgment was granted in favour of the bank by the People’s Court of Pudong District. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 77.15 million yuan (approximately $US 9,560,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 3 million yuan (approximately $US 394,000) plus interest at the rate of 0.561% per month on the remaining balance of the first 49,145,766 (approximately $US 6,458,000) of the principal on the 21st day of each month. The Company is also obligated to pay the bank quarterly interest payments at the rate of 0.5775% per month commencing December 20, 2006 on the remaining balance of the last 28,000,000 yuan (approximately $US 3,679,000) of the principal. The payments will continue until the debt principal is paid. If the Company completely meets this schedule, the bank agrees to apply to the upper bank authority for a waiver of the interest accumulated prior to the entering of the agreement. The Company has made the payments to December 31, 2006 in compliance with the settlement but defaulted by not making the scheduled loan payments in January, February and March, 2007. In March 2007 the Company entered a new agreement for payment of debt obligations, which calls for payment of 3 million yuan (approximately $US 394,000) on April 28, 2007, 2 million yuan (approximately $US 263,000) on May 10, 2007, 10 million yuan (approximately $US 1,314,000) on May 15, 2007, and the balance of principal of 52.94 million yuan (approximately $US 6,956,000) plus interest of 1 million (approximately $US 131,000) on June 15, 2007. If the company meets this schedule, the debt will be repaid and accrued interest in the amount of approximately 17.9 million yuan (approximately $US 2,352,000) will be forgiven. If the Company does not meet this schedule, the previously-agreed payment schedule will still apply. The Company has paid 42,000,000 yuan on these loans in the three months ended June 30, 2007, but did not pay the entire balance by June 15, 2007 in accordance with the revised settlement agreement. The bank granted the Company an additional deferral to July 15, 2007 with interest at the rate of 1.4 times the central bank rate from the settlement due date to the actual date of payment, and subsequent to June 30, 2007 has granted the Company an additional deferral. (Note 19).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,205,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 5 million yuan (approximately $US 620,000) before October 30, 2006, 3 million yuan (approximately $US 394,000) before March 20, 2007, 3 million yuan (approximately $US 394,000) before June 20, 2007, 3 million yuan (approximately $US 394,000) before September 20, 2007 and 3.8 million yuan (approximately $US 499,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 394,000) on March 20, 2007. The bank has granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30 and has defaulted on the payment of 3 million yuan (approximately $US 394,000) due before June 20, 2007.

10. SHAREHOLDER LOANS

The loans from shareholders do not bear interest. $1,636,485 payable to a shareholder of a subsidiary is due December 31, 2007 and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company is indebted to the minority shareholder of a subsidiary in the amount of $1,636,485.

The Company is indebted to three shareholders in amounts of 4,740,000 yuan (approximately $623,000), $300,000 and $10,000.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

12. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it ever have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

June 30, 2007
Loss for the six months to June 30, 2007	$(4,089,822)
Average statutory tax rate in China	33%

Expected income tax provision	$(1,349,641)
Tax basis of deferred expenses in excess of book cost	632,081
Unrecognized tax losses	717,560

Income tax expense	$—

Significant components of deferred income tax assets are as follows:

June 30, 2007
Operating losses carried forward	4,243,545
Excess of tax basis over book cost of deferred expenses in China	$4,553,993
Valuation allowance	(8,797,537)

Net deferred income tax assets	$—

The Company has tax losses carried forward for Chinese tax purposes of approximately $12,860,000 which will expire in 2012 if not utilized.

13. COMMON STOCK

On January 12, 2007 the Company issued 1,750,000 pre forward stock split shares of common stock (equivalent to 70,000,000 post-forward stock split shares) to the former shareholders of Wanxin BVI in return for all the outstanding shares of Wanxin BVI as described in Note 1.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

On March 1, 2007 the Company increased it authorized capital from 50,000,000 common shares to 250,000,000 common shares.

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

On May 24, 2007, the Company issued 3,500,000 units (each a “Unit”) to 2 individuals/entities due to the closing of the second traunche of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,500,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 24, 2009.

In addition, on May 30, 2007, the Company issued 3,000,000 units (each a “Unit”) to 4 individuals/entities due to the closing of the third and fourth traunches of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,000,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 30, 2009.

In relation to the private placements entered into with the offshore investors, the Company has paid cash finders’ fees in the amount of $871,875 and finders’ fees in the form of 85,000 shares.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

As of June 30, 2007, the Company has received payment for subscriptions to purchase 392,800 units (each a “Unit”) of the Company at a price of $1.25 per Unit for total proceeds of $491,000. Each Unit consists of one (post forward stock split) share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

14. OTHER INCOME

Other income includes $129,600 in revenue from product licensing and $27,446 in grant revenue received as funding assistance toward the research and development of the Company’s malaria vaccine.

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

On May 30, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.90 per share. 500,000 of 1,000,000 options will vest on June 1, 2009 with the reminder to vest on June 1, 2011.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2007
Options granted:	6,000,000	0.50	0.758	$4,545,364
Options Outstanding, March 31, 2007	6,000,000	0.50	0.758	$4,545,364
Options granted:	1,000,000	1.90	0.829	$828,928
Options Outstanding, June 30, 2007	7,000,000	0.70	0.768	$5,374,292

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

			Weighted	Aggregate Intrinsic
	Exercise Price	Number	Average Exercise	Value
Vested at June 30,		of Shares	Price
2007 and earlier	0.50	1,500,000	0.50	$1,136,341
Remainder of 2007	0.50	1,800,000	0.50	1,363,609
2008	0.50	2,700,000	0.50	2,045,414
2009	1.90	500,000	1.90	414,464
2011	1.90	500,000	1.90	414,464
		7,000,000		$5,374,292

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, April 1, 2007	5,400,000	$4,090,828	0.758
Non-vested options outstanding, June 30, 2007	5,500,000	$4,239,928	0.771
Options vested in three months ended June 30, 2007	900,000	$682,200	0.758

If not previously exercised or canceled, options outstanding at June 30, 2007 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending December 31,
2012	1.90	0.50	7,000,000	0.70

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The fair values of the options granted in the three months ended June 30, 2007 were estimated at a value of $0.829 per share using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:	41.0%
Risk-free interest rate:	4.92%
Dividend yield:	—
Expected lives (years):	5

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

20 Million yuan (approximately $2,590,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in later in 2007.

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

17. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

	Revenues	Net loss	Total assets
Pharmaceuticals	$609,945	$2,338,734	$8,312,225
Cosmetics	109,598	4,151	122,170
Parent company administration		1,746,937	347,191
Total consolidated	$719,543	$4,089,822	$8,781,586

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

18. MANUFACTURING SHUT-DOWN

In December 2006, Wanxin Bio-pharmaceuticals temporarily closed its manufacturing facility while it underwent inspection and review for the purposes of obtaining a Good Manufacturing Practice (“GMP”) certificate in respect of its manufacturing processes for its aFGF product and renewal of the GMP certification for its Interferon product line. The renewal of the GMP certificate for Interferon products was issued May 23, 2007 for a period of five years and production of this product line was recommenced thereafter. The official GMP certificate for the aFGF product is expected in the third quarter of 2007. During the shut-down, the Company continued to sell its Interferon products from inventory of finished goods in stock. Production of Leflunomide, which is manufactured under licence by another facility, was not affected.

19. SUBSEQUENT EVENTS

On July 2, 2007, the Company received a civil judgment order from the Shanghai Yangpu District People’s Court that the execution order of the court dated June 21, 2004 in respect of the litigation by the Agriculture Bank of China as described in Note 9 has been completed and the case is closed. A recovery for forgiveness of accrued interest in the amount of RMB 4,091,546 (approximately $US 538,000) will be recognized in the three months ending September 30, 2007.

The Company missed its payment of the balance of 25,941,653 yuan principal plus 1 million yuan interest (total approximately $US 3,540,000) due on July 15, 2007 under the deferred schedule to the revised settlement agreement with the Industrial and Commercial Bank as described in Note 9. The bank has granted an additional deferral to August 18, 2007, with interest payable from the due date under the revised settlement agreement to the actual date of payment.

On August 6, 2007, the Company, through Wanxing Bio-pharmaceuticals, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai.

Under the Equity Transfer Contract, all the equity owners of Suzhou Boai will transfer all of their equity to Wanxing Bio-pharmaceuticals, except for one equity owner who will retain a 10% interest, for an aggregate Transfer Fee of RMB18 million (approximately USD$2.4 million).

The Transfer Fee, the final determination of which is subject to a due diligence report, shall be two times the authorized capital of Suzhou Boai (RMB18 million, or approx. USD$2,400,000.00). Wanxing Bio-pharmaceuticals shall pay: (i) 30% of the Transfer Fee (RMB5.4 million, or approx. USD$720,000) three days after signing the Equity Transfer Contract; (ii) 55% of the Transfer Fee (RMB9.9 million, or approx. USD$1,320,000) one week after registration of the equity alteration; and (iii) 15% of the Transfer Fee (RMB2.7 million, or approx. USD$360,000) a half year after registration of the equity alteration. The first 30% of the Transfer Fee was paid on August 7, 2007. After receiving 30% of the Transfer Fee, the equity owners of Suzhou Boai are responsible for obtaining government administrative approval and registering the equity alteration.

Suzhou Boai Medical Development Company is a pharmaceutical distribution company located in Suzhou, China engaged in the wholesale supply of biological products, chemical medicines and Chinese traditional medicine. Suzhou Boai has been Good Supply Practice certified by the Chinese State Food and Drug Administration and has two 100% owned subsidiaries, Suzhou Boai Vaccine Sales Co., Ltd. which sells vaccines, and Suzhou Boai Medical Instrument Co., Ltd. which sells medical instruments.

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in the Form 10-KSB/A filed with the SEC on EDGAR on April 17, 2007.

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

Wanxin is a company incorporated under the laws of the British Virgin Islands. Its only asset at the time of the reverse merger was 100% ownership of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong. Manhing’s only asset was 82% ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Wanxing Bio-Pharmaceuticals”), a Sino- Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are two product lines currently manufactured and sold as at June 30, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases and Leflunomide, a drug for the treatment of rheumatoid arthritis. Wanxing Bio-Pharmaceuticals received a new drug licence for a third product, acidic Fibroblast Growth Factor (“aFGF”), in January 2007. This product will enter commercial sales when Good Manufacturing Practice (“GMP”) certification is received from the Chinese government. Wanxing Bio-Pharmaceuticals has recived verbal notification of the GMP certification, and awaits receipt of the formal certificate (expected imminently) before sales can commence. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

Wanxing Bio-Pharmaceuticals is also the owner of 50.33% of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing.

Subsequent Event

The Company through its 82% owned subsidiary, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”), entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai.

Under the contract, all the equity owners of Suzhou Boai will transfer all of their equity to Shanghai Wanxing, except for one equity owner who will retain a 10% interest, for an aggregate Transfer Fee of RMB18 million (approximately USD$2.4 million).

The Transfer Fee, the final determination of which is subject to a due diligence report, shall be two times the authorized capital of Suzhou Boai (RMB18 million, or approx. USD$2,400,000.00). Shanghai Wanxing shall pay: (i) 30% of the Transfer Fee (RMB5.4 million, or approx. USD$720,000) three days after signing the Equity Transfer Contract, which has already been paid as of August 7, 2007; (ii) 55% of the Transfer Fee (RMB9.9 million, or approx. USD$1,320,000) one week after registration of the equity alteration; and (iii) 15% of the Transfer Fee (RMB2.7 million, or approx. USD$360,000) a half year after registration of the equity alteration. After receiving 30% of the Transfer Fee, which has already been paid, the equity owners of Suzhou Boai shall be responsible for obtaining government administrative approval and registering the equity alteration.

Revenues

The Company has revenues from the Wanferon/Wanferin product line, Leflunomide and the cosmetics products in the six months ended June 30, 2007. The Company also sells a relatively small amount of reagent, which is product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products.

Wanferon/Wanferin sales accounted for $205,791 of sales revenue and $218,211 of cost of sales in the six months ended June 30 , 2007, as compared to $419,515 of sales revenue and $445,153 of cost of sales in the six months ended June 30 , 2006. The market for this product line is very competitive, and selling prices have been decreasing through the 2006 year and to date in 2007.

Leflunomide sales accounted for $186,624 of sales revenue and $99,533 of cost of sales in the six months ended June 30 , 2007, as compared to no sales and no cost of sales in the six months ended June 30 , 2006.

Cosmetics sales accounted for $109,598 of sales revenue and $63,641 of cost of sales in the six months ended June 30 2007, as compared to $17,947 of sales revenue and $31,371 of cost of sales in the six months ended June 30 , 2006.

Operating Expenses

Operating expenses increased from $1,284,500 for the six months ended June 30 2006 to $3,599,847 for the six months ended June 30 2007. This increase was primarily due to 1) an increase in General and Administrative Expenses and 2) an expense relating to Stock-Based Compensation, for the first time being recorded in 2007.

1) General and Administrative Expenses

General and administrative expenses increased to $1,272,204 from $111,925 in the comparable period in the previous year, partially due to additional professional and reporting costs associated with the reverse take-over which occurred in the period and in being a public company with operating businesses. Also contributing to the increase in general and administrative expenses was the fact that the company has more administrative activity in 2007 associated with getting the aFGF product on line. In addition, the Wanxing Bio-pharmaceuticals manufacturing facility was been closed down between December of 2006 and May 2007, as required by Chinese law, while that company goes through the application and review process for the purposes of obtaining its GMP certification for manufacturing of the aFGF product and renewing GMP certification for manufacture of the Interferon products. As a result, certain overhead and indirect manufacturing costs that would normally be absorbed into the cost of manufactured inventory have been included in expense.

2) Stock-based compensation

Stock-based compensation expense of $1,153,610 was recognized in the six months ended June 30 2007 compared to $ nil in the comparable period in the previous year. The expense represents 1) $1,136,341 as recognition of 25% of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008. and 2) $17,269 as recognition of 1 month amortization pertaining to 1 million options with an aggregate value of $828,928 granted on May 30 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 50% of the options will vest on May 30 2009 and the remaining 50% on May 30 2011.

Net Loss

As a result of the increase in our operating expenses ( including the stock based compensation expense) our net loss for the six months ended June 30 2007 was $4,089,822, compared to a net loss of $1,351,496 for the six months ended June 30 2006 (of the Wanxin subsidiaries) and the related cash used in operating activities in the six months ended June 30, 2007 was $1,962,751, compared to cash used of $74,737 for the six months ended June 30 2006.

Liquidity and Capital Resources

At June 30 , 2007 we had $ 1,288,846 of cash on hand and a working capital deficiency of $17,986,479. However subsequent to June 30 2007 we have raised additional gross proceeds of $6,191,000 from private placements. The Company is currently in the process of raising additional funds from private placements. The Company believes that its cash on hand as at June 30 2007 , the funds raised subsequent to June 30 , and the funds it plans to raise from additional equity financing, and its future revenues will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months

ITEM 3. Controls and Procedures

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

The Company has appointed Chris Metcalf who is a director of the company and a financial expert to serve as the head of the audit committee.

The Company intends to adopt a code of business conduct and ethics as an additional element to its financial controls and procedures in the near future

PART 11 - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of August 10, 2007, the Company has received payment for subscriptions to purchase 4,928,800 units (each a “Unit”) of the Company at a price of $1.25 per Unit for total proceeds of $6,161,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

In addition, as of August 10, 2007, the Company has received payment for subscriptions to purchase 20,000 units (each a “Unit”) of the Company at a price of $1.50 per Unit for total proceeds of $30,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $3.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a) Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

99.1	Audit Committee Charter

99.2	Audit Committee Procedures for Whistleblowers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of August, 2007

SINOBIOMED INC. (Registrant)

By:	/s/ Ban Jun Yang
Ban Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban Jun Yang
Ban Jun Yang	President, CEO and Director	August 14, 2007

/s/ Ka Yu
Ka Yu	Secretary, Treasurer and Director	August 14, 2007

/s/ Asher Zwebner Asher Zwebner	Chief Financial Officer	August 14, 2007