Form 10QSB
period 2007-09-30
SINOBIOMED INC
filed 2007-11-19
CIK 1335112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended September 30, 2007

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 19, 2007
Common Stock, $0.0001 par value	130,763,748

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ii

iii

Forward Looking Statements

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States and China

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
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern

September 30
2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$1,755,450
Cash - restricted (Note 4)	178
Accounts receivable (Note 5)	5,436,631
Loans to unrelated parties (Note 6)	1,367
Inventory (Note 7)	1,835,411
Prepaid expenses	296,775
Total current assets	9,325,812

Fixed assets (Note 8)	7,419,530

Total assets	$16,745,342

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 9 and 10)	$10,136,520
Accounts payable	4,334,753
Interest payable	1,628,868
Unearned revenue	332,649
Shareholder loans (Note 11)	1,972,899
Liability for purchase of subsidiary	1,961,499
Liabilities of discontinued operations (Note 3)	34,378
Other current liabilities	2,307,129
Total current liabilities	22,708,695

LONG-TERM LIABILITIES
Donation commitment (Note 2)	199,800
Total liabilities	22,908,495

COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 17)

MINORITY INTEREST	52,146

STOCKHOLDERS' (DEFICIT)
Common stock
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 130,631,468 shares	13,063
Additional paid-in capital	24,530,713
Subscriptions received	337,500
Accumulated (deficit)	(29,746,969)
Accumulated other comprehensive income (loss)	(1,349,606)
Total stockholders' (deficit)	(6,215,299)

Total liabilities and stockholders' (deficit)	$16,745,342

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

REVENUE
Sales	$4,099,940	$183,076	$4,662,437	$533,600
Cost of goods sold	3,772,761	157,795	4,161,547	429,909
Gross profit	327,179	25,281	500,890	103,691
Other income (Note 15)	33,533	848,057	190,579	1,696,114
	360,712	873,338	691,469	1,799,805

EXPENSES
Advertising and promotion	562	4,513	3,227	9,073
Depreciation	51,575	9,389	96,185	43,314
Freight	769	4,636	3,804	11,744
General and administration	669,432	65,313	1,941,636	177,238
Repairs and maintenance	13,980	4,237	31,879	12,103
Research and development	246,252	518,903	942,396	1,442,731
Salaries and benefits	229,528	85,910	500,788	258,928
Stock-based compensation (Note 16)	733,612	-	1,887,222	-
Travel	117,694	12,232	256,114	34,502
Total expenses	2,063,404	705,133	5,663,251	1,989,633

Net (loss) for the period from operations	(1,702,692)	168,205	(4,971,782)	(189,828)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 9 and 10)	(189,711)	(463,211)	(871,371)	(1,331,312)
Gain on forgiveness of interest on debt	2,284,194	-	2,284,194	-
Write-down of goodwill	(1,483,905)	-	(1,483,905)	-
Losses on loans and guarantees to other parties (Note 6)	(75,938)	(80,512)	(223,049)	(207,753)

Net (loss) for the period before minority interests	(1,168,052)	(375,518)	(5,265,913)	(1,728,893)

Minority interest in loss for the period	3,355	(684)	11,394	1,195

Net (loss) for the period	$(1,164,697)	$(376,202)	$(5,254,519)	$(1,727,698)

Other comprehensive income (loss)
Foreign currency translation	$(78,658)	(101,627)	$(534,439)	(304,537)

Comprehensive (loss)	(1,243,355)	$(477,829)	(5,788,958)	$(2,032,235)

Net (loss) per common share - basic and fully diluted:

Net (loss) for the period	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common stock outstanding
	126,478,571	70,000,000	136,622,638	70,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Cash from (used in) operating activities:

Net (loss)	$(1,164,697)	$(376,202)	$(5,254,519)	$(1,727,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201,283	159,621	577,084	487,154
Loss on disposition of fixed assets	145	10,416	6,844	20,833
Imputed interest expense on shareholders' loans	30,086	37,059	86,419	111,283
Minority interest in net income (loss)	(3,355)	684	(11,394)	(1,195)
Shares issued for services	-	-	85,400	-
Stock-based compensation	733,612	-	1,887,222	-
Write-down of goodwill	1,483,905	-	1,483,905	-
Gain on forgiveness of interest on debt	(2,284,194)	-	(2,284,194)	-
Net change in operating assets and liabilities:
Notes receivable	-	(6,890,070)	-	(6,890,070)
Accounts receivable	(107,525)	3,120,427	(156,497)	3,211,856
Inventory	(492,439)	63,057	(392,319)	169,417
Prepaid expenses	(73,565)	66,904	(147,070)	(4,866)
Accounts payable	431,095	1,320	327,564	(1,168)
Interest payable	(334,903)	474,620	294,177	1,380,894
Unearned revenue	254,473	(403,597)	257,506	(808,805)
Other current liabilities	(140,441)	(44,779)	(189,399)	197,088

Net cash (used in) operating activities	(1,466,520)	(3,780,540)	(3,429,271)	(3,855,277)

Cash (used in) investing activities:

Purchases of fixed assets	(27,206)	(84,847)	(120,633)	(185,232)
Proceeds of disposition of fixed assets	-	-	3,911	-
Cash acquired with purchase of subsidiary	498,671	-	498,671	-
Payment made on account of purchase of subsidiary	(132,480)	-	(132,480)	-

Net cash (used in) investing activities	338,985	(84,847)	249,469	(185,232)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	138,682	(499,683)	-
Repayments of loans by unrelated parties	-	5,025,050	650,395	5,186,500
Share subscriptions received	6,407,500	-	16,577,501	-
Finders' fees paid in cash	(488,500)	-	(1,360,375)	-
Loans made to shareholders	-	2,081	-	-
Repayments of loans by shareholders	-	102,081	-	200,230
Increase in short-term loans	180,794	(171,828)	924,700	-
Repayments of short-term loans	(3,369,936)	(579,013)	(12,651,888)	(833,462)
Loans received from shareholders	-	(22,391)	898,693	-
Repayments of loans from shareholders	(463,935)	(1,058,139)	(956,415)	(1,073,985)
Net cash from (used in) financing activities	2,265,923	3,436,523	3,582,928	3,479,283

Effect of other comprehensive income (loss) on cash	(674,003)	294,821	(793,778)	(3,857)

Increase (decrease) in cash	464,385	(134,043)	(390,652)	(565,083)

Cash, beginning of period	1,291,243	348,076	2,146,280	779,116
Cash, end of period	$1,755,628	$214,033	$1,755,628	$214,033

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Common Stock to be issued	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2006	70,000,000	$7,000	$7,660,082	$-	$-	$(815,167)	$(24,492,450)	$(17,640,535)

Cancellation of shares	(76,000,000)	(7,600)	7,600	-	-	-	-	-
Capital changes to give effect to reverse take-over	121,000,000	12,100	(74,073)	-	-	-	-	(61,973)
Issue of shares for services	100,000	10	85,390	-	-	-	-	85,400
Stock-based compensation	-	-	454,536	-	-	-	-	454,536
Subscriptions received for units pursuant to private placements	-	-	-	416,000	-	-	-	416,000
Finders fees payable in shares	-	-	(15,375)	-	15,375	-	-	-
Finders fees payable in cash	-	-	(11,375)	-	-	-	-	(11,375)
Imputed interest on shareholders' loans	-	-	27,439	-	-	-	-	27,439
Net (loss) for the period	-	-	-	-	-	(175,868)	(1,777,344)	(1,953,212)

Balance March 31, 2007	115,100,000	$11,510	$8,134,224	$416,000	$15,375	$(991,035)	$(26,269,794)	$(18,683,720)

Stock-based compensation	-	-	699,074	-	-	-	-	699,074
Subscriptions received for units pursuant to private placement	-	-	-	9,754,001	-	-	-	9,754,001
Shares issued pursuant to subscriptions	10,197,668	1,020	9,677,981	(9,679,001)	-	-	-	-
Finders fees paid in cash	-	-	(860,500)	-	-	-	-	(860,500)
Shares issued as finders' fees	85,000	8	15,367	-	(15,375)	-	-	-
Imputed interest on shareholders' loans	-	-	28,894	-	-	-	-	28,894
Net (loss) for the period	-	-	0	-	-	(279,913)	(2,312,478)	(2,592,391)

Balance June 30, 2007	125,382,668	$12,538	$17,695,040	$491,000	$-	$(1,270,948)	$(28,582,272)	$(11,654,642)

Stock-based compensation	-	-	733,612	-	-	-	-	733,612
Subscriptions received for units pursuant to private placement	-	-	-	6,407,500	-	-	-	6,407,500
Shares issued pursuant to subscriptions	5,248,800	525	6,560,475	(6,561,000)	-	-	-	-
Finders fees paid	-	-	(488,500)	-	-	-	-	(488,500)
Imputed interest on shareholders' loans	-	-	30,086	-	-	-	-	30,086
Net (loss) for the period	-	-	-	-	-	(78,658)	(1,164,697)	(1,243,355)

Balance September 30, 2007	130,631,468	$13,063	$24,530,713	$337,500	$-	$(1,349,606)	$(29,746,969)	$(6,215,299)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

1. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $29,746,969 and has negative working capital and a stockholders’ deficit as of September 30, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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
September 30, 2007
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
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder are required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. If the additional investment is not made by that date, time extensions are available. In the three months ended September 30, 2007, Manhing has invested $6,102,753 in Wanxing Bio-Pharmaceuticals.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are three product lines currently manufactured and sold as at September 30, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases, Leflunomide, a drug for the treatment of rheumatoid arthritis, and acidic Fibroblast Growth Factor (“aFGF”), a product that treats diabetic ulcers and burns and supports recovery from plastic surgery. aFGF entered commercial production upon the receipt of the certificate of Good Manufacturing Practices, which was issued August 2, 2007. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

On April 14, 2004, Wanxing Bio-Pharmaceuticals and two other unrelated companies founded Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic’s registered capital is $3.0 Million and Wanxing Bio-Pharmaceuticals’ interest is 50.33% or $1,510,000. Wanxing Cosmetic has a term of thirty years from the date of issue of the business license, at which time it is to be liquidated. Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing and does contract manufacturing for other companies.

On August 6, 2007, Wanxing Bio-Pharmaceuticals, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai.

Under the contract, all the equity owners of Suzhou Boai transferred all of their equity to Wanxing Bio-Pharmaceuticals, except for one equity owner who will retain a 10% interest, for a net Transfer Fee (after deducting and amount equivalent to the amont of Suzhou Boai’s estimated bad debts) of RMB 15,725,971 (approximately USD$2.077 million plus a commitment for Wanxing Bio-Pharmaceuticals to donate RMB 100,000 annually to a particular non-profit school in the city of Suzhou). On August 26, 2007, the equity owners of Suzhou Boai holding 90% of the equity of Suzhou Boai formally transferred their equity ownership of Suzhou Boai to Wanxing Bio-Pharmaceuticals. Suzhou Boai has two wholly-owned operating subsidiaries, Suzhou Boai Vaccine Sales Co Ltd. (“Boai Vaccine Sales”) which sells vaccines, and Suzhou Boai Medical Instrument Co Ltd., (“Boai Instrument”) which sells medical instruments.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Wanxin BVI, Manhing, Wanxing Bio-Pharmaceuticals, Wanxing Cosmetic, Suzhou Boai, Boai Vaccine Sales and Boai Instrument.

All significant inter-company balances and transactions are eliminated. Minority interest represents the other shareholders’ interests in the net assets of the subsidiaries after deducting the minority interest share of net losses of the companies.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2007, the Company did not have any cash equivalents.

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

Concentrations

The Interferon product line is subject to increasing competition in the marketplace, with the result that gross margin per unit on sales has decreased markedly over the years 2005 and 2006 and the nine months ended September 30, 2007.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Approximately 45% of Suzhou Boai’s sales are to its largest five customers and approximately 80% of its sales are to its largest twenty customers.

Approximately 85% of Suzhou Boai’s sales are pursuant to a competitive bid process under which Suzhou Boai is invited to bid on a price at which it will sell to state-owned institutions. There is significant competition in this business. Prices at the wholesale and retail levels are also subject to control by the government and may be changed by government decree.

Suzhou Boai purchases its products based on negotiated prices. Due to government price controls and the openness of the bidding process, the amount of variability in negotiated purchase prices is very limited. Negotiability for the majority of products is limited to approximately 1.5 % of the purchase price.

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

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Each asset is estimated to have a residual value of 10% of cost at the end of its useful life. Estimated useful lives are as follows:

Buildings	20 - 30 years
Climate control equipment	8 years
Computer software	4 - 5 years
Land license	29 years
Manufacturing equipment	5 - 8 years
Office furniture and equipment	4 - 5 years
Other equipment and fixtures	4 - 5 years
Road	20 years
Vehicles	5 - 10 years

Advertising Expenses

Advertising expenses are expensed as incurred.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Foreign Currency

The parent company’s operation of the Company is located in China. It maintains no bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

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

The operations of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic and the Suzhou Boai companies are located in China, and their accounting records are maintained in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities of the subsidiaries denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. For purposes of determining the weighted average number of common shares outstanding, the number of shares outstanding as at September 30, 2007 is given effect on a pro forma basis as if the forward stock split which occurred in 2007 had occurred by January 1, 2007. Diluted earnings (loss) per share is equal to the basic loss per share for the nine months ended September 30, 2007 and 2006 because common stock equivalents outstanding at September 30, 2007 are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, short term loans payable and accounts payable at September 30, 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

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
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

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

3. BUSINESS COMBINATION

A condensed balance sheet showing the values assigned to assets and liabilities of Suzhou Boai and consolidated subsidiaries at the date of acquisition, Aug,. 6, 2007 is as follows:

Cash	$498,671
Accounts receivable	5,018,246
Inventory	999,454
Prepaid expenses and deposits	120,033
Fixed assets	794,333
Total assets	7,430,737
Short-term loans	2,179,650
Accounts payable	3,742,767
Liabilities of discontinued operations	34,094
Other current liabilities	598,156
Total liabilities	6,554,667
Net assets	$876,070

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Liabilities of discontinued operations are the liabilities of a dormant subsidiary. The assets of the dormant subsidiary were written down to their estimated realizable value of $ nil by Suzhou Boai prior to the acquisition.

The excess of the purchase price for Suzhou Boai over 90% of the value of the net assets acquired has been allocated to goodwill. Goodwill has been written down to $nil due to uncertainty of realization in light of losses from operations in recent years and government control over pricing.

4. CASH - RESTRICTED

Restricted cash consists of $178 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

5. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $65,306.

6. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 9). The company has $4,665,728 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $223,049 has been charged to income in the nine months ended September 30, 2007 (2006 - $217,258) in respect of the provision. Under the terms of the guarantee agreements, the other companies have until December 31, 2007 to pay the Company.

The Company has fully provided for $12,376 (92,911 Chinese yuan) of additional loans receivable from sales agents and employees. $700 recovery has been recognized in income in the nine months ended September 30, 2007 in respect of the provision.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The remaining loans receivable are carried at their face amounts, which approximate estimated net realizable values based on collection and settlement experience subsequent to September 30, 2007. The remaining loans receivable do not bear interest and have no stated terms of repayment.

7. INVENTORY

Inventory consists of the following:

September 30, 2007
Manufactured inventory
Raw materials	$85,618
Goods in process	548,759
Finished goods	58,447

$692,824
Wholesale inventory
Suzhou Boai (primarily pharmaceuticals)	965,733
Medical instruments	161,409
Vaccines	15,445

$1,142,587
$1,835,411

8. FIXED ASSETS

Fixed assets consist of the following:

September 30, 2007

Buildings	$6,756,990
Climate control equipment	1,270,638
Computer software	13,047
Land license	2,237,760
Manufacturing equipment	2,066,095
Office furniture and equipment	254,713
Other equipment	69,756
Road	33,529
Vehicles	737,970

13,440,498
Less: Accumulated depreciation	6,020,968

$7,419,530

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

9. SHORT-TERM LOANS

The Company has obligations under the following bank loan agreements.

Name of Bank	Principal amount September 30, 2007	Due date	Interest rate Not due/ overdue	Security (1)
Construction Bank	1,904,760	October 16, 2004	5.31% / 7.56%	Building mortgage (2)
Shenzhen Development Bank	1,305,360	June 6, 2005	6.372% / 9.56%	Guarantee
Industrial Bank	4,262,400	December 19, 2005	6.138% / NA	Guarantee
Bank of Communications (3)	932,400	December 6, 2007	Prime plus 1.1%	Guarantee
Bank of Communications (3)	399,600	December 29, 2007	Prime plus 1.1%	Guarantee
Commercial Bank (3)	399,600	October 9, 2007	5.61%	Guarantee
Commercial Bank (3)	466,200	November 25, 2007	7.2%	Guarantee
Commercial Bank (3)	466,200	June 15, 2008	6.84%	Guarantee
	10,136,520

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,330,000 (25,000,000 Chinese yuan) plus interest. $4,262,400 of the Company’s debt above arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 6).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

(2)	Buildings with carrying value of $3,749,777 have been mortgaged as security.

(3)
Each loan of Suzhou Boai is payable in a lump sum when due. Interest is payable monthly. The loans are guaranteed by commercial guarantee companies for fees of 1.6% to 1.8% of the amount of the principal. The fees are amortized to income over the term of the respective loans. Guarantee fees of $115,250 were paid in the nine months ended September 30, 2007 and $229,767 was charged to expense in the nine months ended September 30, 2007. Under the bank loan and guarantee agreements, the Company agrees to notify and get approval from the banks and guarantors for any change in company structure, senior management, cessation of operations, financial difficulties, major litigation or other events that could be detrimental to the interests of the banks and guarantee companies. The two former largest shareholders of Suzhou Boai have provided secondary guarantees to the guarantee companies. The shareholders have pledged real estate with estimated value of $589,000 as security for the secondary guarantees.

The Company is involved in litigation over some of its bank loans and has negotiated payment terms on some of its loans. Two of the suits have been settled, and a further one is outstanding as at September 30, 2007 as more fully described in Note 10.

Two bank loans were settled in the three months ended September 30, 2007 resulting in forgiveness of outstanding accrued interest. in the amount of RMB 20,053,400 yuan (approximately $2,616,970). The company incurred consulting fees of RMB 2,550,000 yuan (approximately $332,780) for the services of a consultant who negotiated one of the settlements on the Company’s behalf. The fees have been charged against the gain on forgiveness of interest.

10. LITIGATION

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,205,000). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $US 620,000) before October 30, 2006, 3 million yuan (approximately $US 394,000) before March 20, 2007, 3 million yuan (approximately $US 394,000) before June 20, 2007, 3 million yuan (approximately $US 394,000) before September 20, 2007 and 3.8 million yuan (approximately $US 499,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 394,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30 and has defaulted on the two payments of 3 million yuan each (approximately $US 394,000 each) due by June 20, 2007 and September 20, 2007.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

11. SHAREHOLDER LOANS

The loans from shareholders do not bear interest. $1,658,903 payable to a shareholder of a subsidiary is due December 31, 2007 and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

12.  RELATED PARTY TRANSACTIONS

The Company is indebted to the minority shareholder of a subsidiary in the amount of $1,658,903.

The Company is indebted to two persons who are shareholders and directors, in amounts of 30,000 yuan (approximately $3,996) and $10,000.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $124,400. The Company has provided an allowance for the full amount of this indebtedness.

The Company has paid the residential rent in Shanghai as part of the remuneration for the Chief Executive Officer of the Company for the months of January through June 2007 in the amount of 132,000 Chinese yuan (approximately $17,000).

13. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it ever have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

September 30, 2007
Loss for the nine months to September 30, 2007	$(5,254,519)
Average statutory tax rate in China	33%

Expected income tax provision	$(1,733,991)
Tax basis of deferred expenses in excess of book cost	637,205
Unrecognized tax losses	1,096,786

Income tax expense	$—

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Significant components of deferred income tax assets are as follows:

September 30, 2007
Operating losses carried forward	4,622,772
Excess of tax basis over book cost of deferred expenses in China	$4,559,116
Valuation allowance	(9,181,888)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $14,008,000 which will expire in 2012 if not utilized.

14. COMMON STOCK

On January 12, 2007 the Company issued 1,750,000 pre forward stock split shares of common stock (equivalent to 70,000,000 post-forward stock split shares) to the former shareholders of Wanxin BVI in return for all the outstanding shares of Wanxin BVI as described in Note 1.

On March 1, 2007 the Company increased its authorized capital from 50,000,000 common shares to 250,000,000 common shares.

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
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

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

On September 11, 2007, the Company issued 5,248,800 units (each a “Unit”) due to the closing of the Company’s private placement at $1.25 per Unit for total gross proceeds of $6,561,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until September 11, 2009.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

In relation to the Company’s private placement offering at $1.25 per Unit entered into with offshore investors, the Company will be paying: (i) a cash finder’s fee in the amount of $488,500 and; (ii) finders’ fees of 107,280 shares of common stock of the Company.

15. OTHER INCOME

Other income includes $163,133 in revenue from product licensing and $27,446 in grant revenue received as funding assistance toward the research and development of the Company’s malaria vaccine.

16. STOCK-BASED COMPENSATION

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

	Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested at June 30, 2007 and earlier	0.50	2,400,000	0.50	$1,818,146
Remainder of 2007	0.50	900,000	0.50	681,804
2008	0.50	2,700,000	0.50	2,045,414
2009	1.90	500,000	1.90	414,464
2011	1.90	500,000	1.90	414,464
		7,000,000		$5,374,292

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, June 30, 2007	5,400,000	$4,090,828	0.758
Non-vested options outstanding, September 30, 2007	5,500,000	$4,239,928	0.771
Options vested in three months ended September 30, 2007	900,000	$682,200	0.758

If not previously exercised or canceled, options outstanding at September 30, 2007 will expire as follows:

	Range of Exercise Prices		Number	Weighted average exercise
Expiry Date	High	Low	of Shares	price
Year Ending December 31,
2012	1.90	0.50	7,000,000	0.70

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

The fair values of the options granted in March and May,,2007 were estimated at values of $0.758 per share and $0.829 per share using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

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

17. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,420,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,590,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2008.

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

18. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has three operating segments, the cosmetics business, the pharmaceuticals business and the pharmaceutical wholesale business. Segment revenues, net loss and assets are as follows:

	Revenues	Net loss	Total assets
Pharmaceuticals	$832,565	$680,316	$10,454,892
Cosmetics	142,094	7,741	106,945
Pharmaceutical wholesale	3,878,357	1,514,108	5,946,059
Parent company administration		3,052,354	237,446
Total consolidated	$4,853,016	$5,254,519	$16,745,342

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

19. MANUFACTURING SHUT-DOWN

In December 2006, Wanxin Bio-pharmaceuticals temporarily closed its manufacturing facility while it underwent inspection and review for the purposes of obtaining a Good Manufacturing Practice (“GMP”) certificate in respect of its manufacturing processes for its aFGF product and renewal of the GMP certification for its Interferon product line. The renewal of the GMP certificate for Interferon products was issued May 23, 2007 for a period of five years and production of this product line was recommenced thereafter. The official GMP certificate for the aFGF product was received on August 3, 2007. During the shut-down, the Company continued to sell its Interferon products from inventory of finished goods in stock. Production of Leflunomide, which is manufactured under licence by another facility, was not affected.

20. SUBSEQUENT EVENTS

As of November 14 2007, the Company has received payment for subscriptions to purchase 548,338 units (each a “Unit”) of the Company at a price of $1.50 per Unit for total proceeds of $822,507. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

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

Wanxin is a company incorporated under the laws of the British Virgin Islands. Its only asset at the time of the reverse merger was 100% ownership of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong. Manhing’s only asset was 82% ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Wanxing Bio-Pharmaceuticals”), a Sino- Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are two product lines currently manufactured as at September 30, 2007 and several other potential products in various stages of research and development. The product lines currently manufactured are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases and Leflunomide, a drug for the treatment of rheumatoid arthritis and acidic Fibroblast Growth Factor (“aFGF”) (a product that treats diabetic ulcer burns and supports recovery from plastic surgery). In May of 2007 the China SFDA imposed new GMP standards and the SFDA has completed its evaluation of Wanxing Bio-Pharmaceuticals manufacturing facilities. Wanxing Bio-Pharmaceuticals has recived verbal notification of the GMP certification, and awaits receipt of the formal certificate (expected imminently) before sales can commence. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

Wanxing Bio-Pharmaceuticals is also the owner of 50.33% of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing.

Current Acquisition

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

The Transfer Fee, the final determination of which is subject to a due diligence report, shall be two times the authorized capital of Suzhou Boai (RMB18 million, or approx. USD$2,400,000.00). Shanghai Wanxing shall pay: (i) 30% of the Transfer Fee (RMB5.4 million, or approx. USD$720,000) three days after signing the Equity Transfer Contract; (ii) 55% of the Transfer Fee (RMB9.9 million, or approx. USD$1,320,000) one week after registration of the equity alteration; and (iii) 15% of the Transfer Fee (RMB2.7 million, or approx. USD$360,000) a half year after registration of the equity alteration. After receiving 30% of the Transfer Fee, the equity owners of Suzhou Boai shall be responsible for obtaining government administrative approval and registering the equity alteration.

On August 26, 2007, the equity owners of Suzhou Boai holding 90% of the equity of Suzhou Boai formally transferred their equity ownership of Suzhou Boai to Shanghai Wanxing. On September 3, 2007, 55% of the Transfer Fee RMB 9.9 million (US$1,320,000) was then due to the former equity owners of Suzhou Boai, however, the Company has not paid this amount as of October 15, 2007 and has received an extension from the former equity owners of Suzhou Boai on the payment of 55% of the Transfer Fee until November 25, 2007.

As of August 26, 2007, Shanghai Wanxing is registered as the 90% equity owner of Suzhou Boai.

Revenues and related cost of Goods sold

The Company has revenues from the Wanferon/Wanferin product line, Leflunomide and the cosmetics products in the nine months ended September 30, 2007. The Company also sells a relatively small amount of reagent, which is product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products. On August 6 2007 the Company acquired Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company with revenues of $3,878,000 for the two months since acquisition, resulting in increased consolidated revenues to $4,662,437 from $533,600 in the comparative period in the year 2006. As a result of the acquisition which contributed cost of goods sold of $3,662,000 for two months, the related cost of goods sold have also increased to $4,161,547 in relation to $429,909 in the comparative period in the year 2006.

Operating Expenses

Operating expenses increased from $1,989,633 for the nine months ended September 30, 2006 to $5,663,251 for the nine months ended September 30, 2007. This increase was primarily due to 1) an increase in General and Administrative Expenses and 2) an expense relating to Stock-Based Compensation, being recorded in 2007.

1) General and Administrative Expenses

General and administrative expenses increased to $1,941,636 from $177,238 in the comparable period in the previous year, partially due to additional professional and reporting costs associated with the reverse take-over which occurred in the period and in being a public company with operating businesses. The increase is also partially related to general and administrative expenses included in 2007 pertaining to two months of consolidated expenses in conjunction with the acquisition of Suzhou Boai acquired on August 6, 2007. Also contributing to the increase in general and administrative expenses was the fact that the company has more administrative activity in 2007 associated with getting the aFGF product on line. In addition, the Wanxing Bio-pharmaceuticals manufacturing facility was closed down between December of 2006 and May 2007, as required by Chinese law, while that company goes through the application and review process for the purposes of obtaining its GMP certification for manufacturing of the aFGF product and renewing GMP certification for manufacture of the Interferon products. As a result, certain overhead and indirect manufacturing costs that would normally be absorbed into the cost of manufactured inventory have been included in expense.

2) Stock-based compensation

Stock-based compensation expense of $1,887,222 was recognized in the nine months ended September 30, 2007 compared to $nil in the comparable period in the previous year. The expense represents 1) $1,818,146 as recognition of 40% of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008. and 2) $69,076 as recognition of 4 months amortization pertaining to 1 million options with an aggregate value of $828,928 granted on May 30, 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 50% of the options will vest on May 30, 2009 and the remaining 50% on May 30, 2011.

Other Income and Expenses

During the nine month period ending September 30, 2007, the Company incurred one-time non-recurring income and expenses as follows: (a) income from forgiveness of interest on debt in the amount of $2,284,194; (b) an expense relating to the the write down of goodwill in the amount of $1,483,905 arising from the excess acquisition price over the fair values of the net assets acquired of Suzhou Boai acquired on August 6, 2007.

Net Loss

As a result of (a) the increase in our operating expenses (including the stock based compensation expense) and (b) the other income and expenses our net loss for the nine months ended September 30, 2007, was $5,254,519, compared to a net loss of $1,727,698 for the nine months ended September 30, 2006 (of the Wanxin subsidiaries) and the related cash used in operating activities in the nine months ended September 30, 2007, was $3,429,271, compared to cash used of $3,855,277 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had $1,755,628 of cash on hand and a working capital deficiency of $13,382,883. However subsequent to September 30, 2007, we have raised additional gross proceeds of $822,507 from private placements. The Company is currently in the process of seeking to raise additional funds from equity and/or debt financing . The Company believes that its cash on hand as at September 30, 2007, the funds raised subsequent to September 30 in the amount of $822,507, and the funds it plans to raise from additional equity financing, and its future revenues from its new products currently entering the market will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months.

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

The Company intends to adopt a code of business conduct and ethics as an additional element to its financial controls and procedures in the near future.

PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings

On June 21, 2004, the Company, through Shanghai Wanxing, was sued by the Agriculture Bank of China to enforce payment under the loan agreement with that bank. The Company’s land, building and equipment, new medicine certificates and a bank account were hypothecated by the People’s Court of Yangpu District, Shanghai, China pursuant to the action. On September 15, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 21.62 million yuan (approximately $US 2,680,000). Under the terms of the settlement agreement, the Company was obligated to pay the bank 12 million yuan (approximately $US 1,487,000) before October 31, 2006, 3 million yuan (approximately $US 388,000) before June 30, 2007 and 6.62 million yuan (approximately $US 857,000) before October 31, 2007. The Company’s new medicine certificates and bank account were to be released upon payment of the first 12 million by October 31, 2006. If the Company completely meets this schedule, the Company’s property, building and equipment will be released from hypothecation. The Company paid 10 million yuan (approximately $US 1,281,000) pursuant to the settlement on October 25, 2006 and received a waiver from the bank of the default in respect of the remaining 2 million yuan due until March 31, 2007. The Company did not make the March 31, 2007 payment when due and received another waiver from the bank for an unspecified time. The Company has repaid this loan in full by June 30, 2007. On July 2, 2007, the Company received a civil judgment order from the Shanghai Yangpu District People’s Court that the execution order of the court dated June 21, 2004 in respect of the litigation by the Agriculture Bank of China has been completed and the case is closed. A recovery for forgiveness of accrued interest in the amount of RMB 4,091,546 (approximately $US 538,000) has been recognized in the three months ending September 30, 2007.

The Company, through Shanghia Wanxing, has been sued by the Industrial and Commercial Bank of China to enforce payment under the loan agreement with that bank and judgment was granted in favour of the bank by the People’s Court of Pudong District. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 77.15 million yuan (approximately $US 9,560,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 3 million yuan (approximately $US 394,000) plus interest at the rate of 0.561% per month on the remaining balance of the first 49,145,766 (approximately $US 6,458,000) of the principal on the 21st day of each month. The Company is also obligated to pay the bank quarterly interest payments at the rate of 0.5775% per month commencing December 20, 2006 on the remaining balance of the last 28,000,000 yuan (approximately $US 3,679,000) of the principal. The payments will continue until the debt principal is paid. If the Company completely meets this schedule, the bank agrees to apply to the upper bank authority for a waiver of the interest accumulated prior to the entering of the agreement. The Company has made the payments to December 31, 2006 in compliance with the settlement but defaulted by not making the scheduled loan payments in January, February and March, 2007. In March 2007 the Company entered a new agreement for payment of debt obligations, which calls for payment of 3 million yuan (approximately $US 394,000) on April 28, 2007, 2 million yuan (approximately $US 263,000) on May 10, 2007, 10 million yuan (approximately $US 1,314,000) on May 15, 2007, and the balance of principal of 52.94 million yuan (approximately $US 6,956,000) plus interest of 1 million (approximately $US 131,000) on June 15, 2007. If the company meets this schedule, the debt will be repaid and accrued interest in the amount of approximately 17.9 million yuan (approximately $US 2,352,000) will be forgiven. If the Company does not meet this schedule, the previously-agreed payment schedule will still apply. The Company has paid 42,000,000 yuan on these loans in the three months ended June 30, 2007, but did not pay the entire balance by June 15, 2007 in accordance with the revised settlement agreement. The bank granted the Company an additional deferral to July 15, 2007 with interest at the rate of 1.4 times the central bank rate from the settlement due date to the actual date of payment, and subsequent to June 30, 2007 has granted the Company an additional deferral. The Company missed its payment of the balance of 25,941,653 yuan principal plus 1 million yuan interest (total approximately $US 3,540,000) due on July 15, 2007 under the deferred schedule to the revised settlement agreement with the Industrial and Commercial Bank. The bank has granted an additional deferral to August 18, 2007, with interest payable from the due date under the revised settlement agreement to the actual date of payment. By September 30, 2007, the Company has paid all of the debt that was due to Industrial and Commercial Bank of China on August 18, 2007. In addition, the interest of 17.8 million yuan (approximately $US 2,338,000) was forgiven by the Industrial and Commercial Bank of China.

The Company, through Shanghia Wanxing, has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,205,000). Under the terms of the settlement agreement, the Company is obligated to pay the bank 5 million yuan (approximately $US 620,000) before October 30, 2006, 3 million yuan (approximately $US 394,000) before March 20, 2007, 3 million yuan (approximately $US 394,000) before June 20, 2007, 3 million yuan (approximately $US 394,000) before September 20, 2007 and 3.8 million yuan (approximately $US 499,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 394,000) on March 20, 2007. The bank has granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30 and has defaulted on the payment of 3 million yuan (approximately $US 394,000) due before June 20, 2007. However, the Shenzhen Development Bank has granted the Company a waiver of default on the remaining 9.8 million yuan (approximately $US 1,287,000) owing until December 2007.

The Company, through Shanghai Wanxing, has been sued by the Industrial and Commercial Bank of China to enforce payment under the loan agreement with that bank and judgment was granted in favour of the bank by the People’s Court of Pudong District. On October 25, 2006, Shanghai Wanxing and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of RMB 77.15 million (approximately $US 9,760,000). Under the terms of the settlement agreement, Shanghai Wanxing is obligated to pay the bank RMB 3 million (approximately $US 380,000) plus interest at the rate of 0.561% per month on the remaining balance of the first RMB 49,145,766 (approximately $US 6,220,000) of the principal on the 21st day of each month. Shanghai Wanxing is also obligated to pay the bank quarterly interest payments at the rate of 0.5775% per month commencing December 20, 2006 on the remaining balance of the last RMB 28,000,000 (approximately $US 3,540,000) of the principal. The payments will continue until the debt principal is paid. If Shanghai Wanxing completely meets this schedule, the bank agrees to apply to the upper bank authority for a waiver of the interest accumulated prior to the entering of the agreement. Currently there is a principal amount owing of 32 million yuan (approximately $US 4,571,430) with interest of 3 million yuan (approximately $US 428,570), which is expected to be paid in full in December.

Other than the above mentioned litigation and settlement agreements, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2007, the Company issued 5,248,800 units (each a “Unit”) to 69 individuals/ entities due to the closing of the Company’s private placement at $1.25 per Unit for total gross proceeds of $6,561,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until September 11, 2009. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.25 per Unit entered into with offshore investors, the Company will be paying: (i) a cash finder’s fee in the amount of $401,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $87,500 to an individual in Hong Kong; (iii) a finder’s fee of 80,000 shares of common stock of the Company to Josephine Tang of Malaysia; (iv) a finder’s fee of 20,000 shares of common stock of the Company to an entity in Hong Kong; (v) a finder’s fee of 4,000 shares of common stock of the Company to Hareton Kam Nang Leung of Hong Kong; and (vi) a finder’s fee 3,280 shares of common stock of the Company to Jamie Liu of Taiwan. The Company believes that the finder’s fee share issuances will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, as of November 14 2007, the Company has received payment for subscriptions to purchase 548,338 units (each a “Unit”) of the Company at a price of $1.50 per Unit for total proceeds of $822,507.00. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)	Exhibit List
	31.1	Certificate pursuant to Rule 13a-14(a)
	31.2	Certificate pursuant to Rule 13a-14(a)
	32.1	Certificate pursuant to 18 U.S.C. §1350
	32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19 day of November, 2007

SINOBIOMED INC. (Registrant)

By: /s/ Ban Jun Yang
Ban Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban Jun Yang Ban Jun Yang	President, CEO and Director	November 19 2007

/s/ Ka Yu Ka Yu	Secretary, Treasurer and Director	November 19, 2007

/s/ Asher Zwebner Asher Zwebner	Chief Financial Officer	November 19, 2007