Form 10KSB
period 2007-12-31
SINOBIOMED INC
filed 2008-04-14
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

SINOBIOMED INC.
(Exact name of registrant as specified in its charter)

Delaware	333-128399	20-1945139
(State or other	(Commission File No.)	(I.R.S. Employer
jurisdiction		Identification No.)
of Company )

Lane 4705, No. 58, North Yang Gao Rd.
Pudong New Area Shanghai, China 201206
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 011-86-21-58546923

N/A
(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,255,694 for the year ended December 31, 2007.

The aggregate market value of the voting and non-voting shares of common equity held by non-affiliates of the Registrant as of April 11, 2008 was 86,312,086 shares X $0.45 per share = $38,840,438.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 11, 2008 was 131,422,086 shares.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

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

Recent Corporate Developments and Change of Business

On October 16, 2006, Mr. Ka Yu, Mr. Lavi Krasney and Mr. Asher Zwebner entered into stock purchase agreements (the "Stock Purchase Agreement") whereby Mr. Yu will acquire in aggregate 2,000,000 (pre forward stock split) shares of Common Stock of the Company from Mr. Krasney and Mr. Zwebner at $0.225 per share for a total of purchase price of $450,000.

The Stock Purchase Agreements were closed on November 2, 2006.  Mr. Ka Yu directly owned 2,000,000 (pre forward stock split) shares of Common Stock of the Company after the close, which constituted approximately 66% of the issued and outstanding capital stock of the Company as of November 2, 2006.  In addition, Mr. Yu was appointed as a director as well as the President, CEO, CFO, Secretary and Treasurer of the Company on October 31, 2006.

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

Wanxin is the sole shareholder of Manhing Enterprises Limited, a company organized under the laws of Hong Kong, and Manhing Enterprises Limited is the registered owner of 82% of the capital of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.  In addition, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. is the registered owner of 50.33% of the capital of Shanghai Wanxing Bio-science Cosmetic Co., Ltd.

On August 6, 2007, the Company through its 82% owned subsidiary, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”), entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Co., Ltd. (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai.

Under the Equity Transfer Contract, all the equity owners of Suzhou Boai were to transfer all of their equity to Shanghai Wanxing, except for one equity owner who was to retain a 10% interest, in exchange for an aggregate Transfer Fee of RMB18 million (approximately USD$2.4 million).

The Transfer Fee, the final determination of which was subject to a due diligence report, was to be two times the authorized capital of Suzhou Boai (RMB18 million, or approx. USD$2,400,000.00). Shanghai Wanxing was to pay: (i) 30% of the Transfer Fee (RMB5.4 million, or approx. USD$720,000) three days after signing the Equity Transfer Contract, which was already paid as of August 7, 2007; (ii) 55% of the Transfer Fee (RMB9.9 million, or approx. USD$1,320,000) one week after registration of the equity alteration; and (iii) 15% of the Transfer Fee (RMB2.7 million, or approx. USD$360,000) a half year after registration of the equity alteration. After receiving 30% of the Transfer Fee, which was already paid, the equity owners of Suzhou Boai were responsible for obtaining government administrative approval and registering the equity alteration.

The foregoing description of the Equity Transfer Contract does not purport to be complete and is qualified in its entirety by reference to the Equity Transfer Contract, which was attached as Exhibit 10.1 to the Form 8-K filed on August 10, 2007, which is incorporated herein by reference.

On August 6, 2007, the Equity Transfer Contract entered into the actual fulfillment period. The due diligence report prepared for Suzhou Boai revealed that the total net assets of Suzhou Boai were only RMB 6.8 million instead of RMB 7.5 million as required and subject to possible further deductions, and the Company’s auditors also confirmed the total net assets of Suzhou Boai were considerably less than RMB 7.5 million. This reduced total net assets level gave rise to a divergence on Suzhou Boai’s total net assets amount while in the fulfillment stage and Shanghai Wanxing decided to continue with the acquisition with the understanding that Shanghai Wanxing and Suzhou Boai would continue to negotiate a reduced Transfer Fee in good faith due to the reduced total net assets level.

After repeated negotiations, Shanghai Wanxing and Suzhou Boai’s former equity owners could not agree on a reduced Transfer Fee and on January 22, 2008, the parties to the Equity Transfer Contract decided to rescind such agreement while in the fulfillment stage and executed a Cancellation Agreement of the Stock Transfer Agreement (the “Cancellation Agreement”), whereby the parties agreed to resolve their disputes by having Shanghai Wanxing transfer the 90% registered capital back to its original status with the former owners, and the former owners returning to Shanghai Wanxing RMB 2.8 million of the RMB 5.4 million already paid.

As of February 3, 2008, Suzhou Boai and the former owners have returned the full RMB 2.8 million to Shanghai Wanxing as agreed under the Cancellation Agreement.

The foregoing description of the Cancellation Agreement of the Stock Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the Cancellation Agreement of the Stock Transfer Agreement, which was attached as Exhibit 10.1 to the Form 8-K/A-2 filed on March 31, 2008, which is incorporated herein by reference.

Overview of Shanghai Wanxing

Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”) is a Chinese developer of genetically engineered recombinant protein drugs and vaccines. Based in Shanghai, Shanghai Wanxing currently has 10 products approved or in development: three on the market, four in clinical trials and three in R&D. Shanghai Wanxing’s products respond to a wide range of diseases, including malaria and hepatitis. Malaria, which threatens more than 2 billion people globally, kills more than a million people a year - most of them children. In Africa, malaria causes the death of a child every 30 seconds. Hepatitis is endemic in China, with 80% of its 1.3 billion people likely to be infected at some point in their lives. Some 2.4 million cases are reported each year.

COMPANY PRODUCTS

Products

Products on Market

Wanferon/Wanferin, recombinant human interferon for treating hepatitis B hepatitis C, viral infections and other conditions.

Leflunomide, a drug for the treatment of rheumatoid arthritis.

Recombinant Acidic Fibroblast Growth Factor (rh-aFGF), a patented bio-product that treats diabetic ulcers and burns and supports recovery from plastic surgery.

Products in Clinical Trials

Recombinant Malaria Vaccine (PfCP-2.9), a patented bio-product is expected to enter Phase IIb trial to be conducted in Thialand in summer 2008.

Recombinant Batroxobin (rBAT), the world’s first batroxobin synthesized through gene recombination, prevents and treats surgical bleeding. Natural batroxobin, extracted from snake venom, is the world’s most prescribed biological anti-bleeding agent, but also has a high production cost and safety concerns. A patented bio-product, rBAT is in Phase IIb Clinical Trial at eight hospitals in China.

Recombinant Human Stem Cell Factor (SCF), a patent-applied-for bio-product in Phase I Clinical Trial that facilitates recovery of blood cell regeneration following radio-chemotherapy treatment in patients with malignant tumors. Phase I Clinical Trial is expected to be completed in July 2008.

Ethelphazine, a patent-applied-for anti-tumor drug is in Phase III Clinical Trial which is expected to be completed by the end of 2008.

Products in Research and Development

Recombinant Hepato regeneration Factor, a patented bio-product, is expected to be used as treatment for acute liver failure.

Recombinant Human Type 1 Kallikrein, is expected to be a treatment for peripheral vascular disorders, prevention of blood clots and thrombosis.

Recombinant Human Urinary Trypsin Inhibitor, is expected to be a treatment of acute pancreatitis.

Compensation of Directors and Officers of Shanghai Wanxing

Board members that do not hold an executive officer position or a manager position in Shanghai Wanxing do not receive salary or other payments as Shanghai Wanxing is not currently generating any profits.

Annual salaries for General Manager and Deputy General Managers are between 150,000 to 300,000 RMB (approx. US$18,750 to US$37,500). Half of the salary is paid monthly and the other half is paid at the end of the year subject to an annual review.

Senior management, including executive officers, are paid on the 20th of every month according to their positions, academic titles, education and achievements.

Shanghai Wanxing does not currently pay any year-end bonuses or dividends or other forms of award. It is anticipated that all upper management will be paid based on an annual salary system and year-end award.

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

For the fiscal year ended December 31, 2007 we had a net loss of $6,669,420 and an accumulated deficit of $30,761,870 since our inception. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including the future profitability of our operating entity Shanghai Wanxing.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Shanghai Wanxing has incurred substantial losses since its inception, and it expects to continue to incur losses for the foreseeable future. The losses have resulted principally from research and development costs and selling, general and administrative expenses. Shanghai Wanxing expects to incur additional operating losses in the future if its sales do not increase or if its expenses grow. The losses have had, and are expected to continue to have, an adverse impact on working capital, total assets, stockholders’ equity and cash flow. Shanghai Wanxing and Sinobiomed cannot assure you that we will ever become profitable, or, even if we become profitable, that we would be able to sustain or increase our profitability.

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

We currently have limited revenue sources and a reduction in revenues of our existing products would cause our revenues to decline and could materially harm our business.

Shanghai Wanxing generates a significant portion of its revenues from sales of its Wanferon/Wanferin products. We expect that sales of Wanferon/Wanferin will continue to comprise a substantial portion of our revenues in the near future. A decrease in Wanferon/Wanferin sales would most likely have an adverse affect on our financial results. Shanghai Wanxing also generates a significant portion of its revenues from sales of its Leflunomide product, and is involved in a dispute with the company which manufactures the product under license. Should this dispute not be resolved, we may not realize further sales of the Leflunomide product. .

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

Our directors and executive officers and their affiliates collectively control approximately 34% of our outstanding common shares as of March 31, 2008. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

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

We are a small company with approximately 146 full-time employees as of December 31, 2007, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Mr. Ban-Jun Yang, our President and Chief Executive Officer, it could significantly impede the achievement of our research and development objectives and delay our product development programs and the approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. We have entered into employment agreements with our senior staff. The employment agreements do not ensure that we may be able to retain the services of our executive officers for an indefinite period of time in the future. In addition, recruiting and retaining qualified scientific, technical and managerial personnel and research partners will be critical to our success. Competition among biopharmaceutical and biotechnology companies for qualified employees in China is intense and turnover rates are high. There is currently a shortage of employees in China with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our product candidates in a timely manner.

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

Material Agreements of Shanghai Wanxing

All of the information in the Company’s Form 8-K/A-1 filed with the SEC on January 16, 2007, under the section titled “Material Agreements” from page 21 to 27 is incorporated herein by reference.

Loan Obligations of Shanghai Wanxing

Shanghai Wanxing has the following loans outstanding:

•	China Construction Bank in the amount of RMB 14,300,000 (about $1,958,000) plus accrued interest of RMB 6,236,563;
•	Shenzhen Development Bank in the amount of RMB 5,600,000 (about $767,000) plus accrued interest of RMB 3,833,968;
•	Industrial Bank in the amount of RMB 24,800,061 (about $3,395,000) plus accrued interest of RMB 3,942,672.

•	Demand loans from two unrelated companies in the aggregate amount of RMB 7,200,000 (about $ 986,000).

The three bank loans above were all due for payment in full by December 31, 2007. However, on April 3, 2008, Shanghai Wanxing agreed to revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Shanghai Wanxing agreed to pay 4 Million yuan (approximately $548,000) by June 30, 2008 and The balance of principal and interest by September 30, 2008.

In addition on April 8, 2008, Shanghai Wanxing to a revised payment schedule For the bank loan with the Industrial Bank. Under this agreement, Shanghai Wanxing agreed to pay 3 Million yuan (approximately $411,000) by April 30, 2008, 10 Million Yuan (approximately $1,369,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008.

In addition, Shanghai Wanxing has an outstanding shareholders loan owing to Beijing Guoan of RMB 13,454,227 (about $1,842,000), which was due in December, 2007. However, there is an agreement between Manhing Enterprises Limited, the 82% shareholder of Shanghai Wanxing, and Beijing Guoan, whereby both parties agreed to increase capital contributions to Shanghai Wanxing of which Beijing Guoan’s share of that is $3,780,000.

Item 2. Description Of Property

The Company’s current executive offices are located at Lane 4705, No. 58, North Yang Gao Rd., Pudong New Area, Shanghai, China 201206.

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

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except for:

On June 21, 2004 the Company was sued by the Agriculture Bank of China to enforce payment under the loan agreement with that bank. The Company’s land, building and equipment, new medicine certificates and a bank account were hypothecated by the People’s Court of Yangpu District, Shanghai, China pursuant to the action. On September 15, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 21.62 million yuan (approximately $US (2,680,000). The Company repaid this loan in full by June 30, 2007. On July 2, 2007, the Company received a civil judgment order from the Shanghai Yangpu District People’s Court that the execution order of the court dated June 21, 2004 in respect of the litigation by the Agriculture Bank of China has been completed and the case is closed. A recovery for forgiveness of accrued interest in the amount of RMB 4,091,546 (approximately $US 538,000) was recognized in the year ending December 31, 2007.

The Company has been sued by the Industrial and Commercial Bank of China to enforce payment under the loan agreement with that bank and judgment was granted in favour of the bank by the People’s Court of Pudong District. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 77.15 million yuan (approximately $US 9,560,000). The Company repaid the principal amount of this loan in the year and realized again on forgiveness of accrued outstanding interest of approximately $1,782,000, net of consulting fees of approximately $335,000 incurred for a consultant who negotiated the settlement on the Company’s behalf.

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,437,000 at December 31, 2007 exchange rates). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $US 685,000) before October 30, 2006, 3 million yuan (approximately $US 411,000) before March 20, 2007, 3 million yuan (approximately $US 411,000) before June 20, 2007, 3 million yuan (approximately $US 411,000) before September 20, 2007 and 3.8 million yuan (approximately $US 522,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 394,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan after September 30, 2007, and has defaulted on the payment due December 20, 2007.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, however, on March 1, 2007, the Company held an annual meeting of stockholders whereby the following corporate actions were all approved by holders of a majority of the issued and outstanding shares of the Company:

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

Part II

Item 5. Market For Common Equity And Related Stockholder Matters

General

We are authorized to issue 250,000,000 shares of Common Stock, at a par value $.0001 per share. As of April 4, 2008, there are 131,422,086 (post forward stock split) shares of common stock outstanding. The number of record holders of Common Stock as of April 4, 2008 is approximately 184.

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

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended (2007)	High ($)	Low ($)

December 31	$2.86	$0.87

September 30	$3.76	$2.07

June 30	$2.25	$1.30

March 31	$1.35	$1.11

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

Recent Sales of Unregistered Securities

On May 14, 2007, the Company issued 2,074,668 units (each a “Unit”) to 36 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $1,556,001. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.25 per warrant share until May 14, 2009. The Company believes that three of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.75 per Unit entered into with the offshore investors, the Company has paid: (i) a cash finder’s fee in the amount of $20,625 to an entity in Singapore; (ii) a finder’s fee of $36,000 in cash and 48,000 shares of common stock of the Company to Rita Chou of Singapore; (iii) a finder’s fee of $12,375 in cash and 16,500 shares of common stock of the Company to Dennis Tan of the Philippines; (iv) a finder’s fee $1,500 in cash to Jim McFarland of Vancouver, B.C.; (v) a finder’s fee of 15,000 shares of common stock of the Company to Josephine Tang of Malaysia; and (vi) a finder’s fee of $375 in cash and 500 shares of common stock of the Company to Jamie Liu of Hong Kong. The Company believes that the finder’s fee share issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on May 14, 2007, the Company issued 1,623,000 units (each a “Unit”) to 44 individuals/entities due to the closing of the first part of the Company’s private placement at $1.00 per Unit for total gross proceeds of $1,623,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 14, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors, the Company has paid: (i) a cash finder’s fee in the amount of $145,500 to an entity in Singapore; and (ii) a finder’s fee of $5,500 in cash and 5,000 shares of common stock of the Company to Dennis Tan of the Philippines. The Company believes that the finder’s fee share issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On May 24, 2007, the Company issued 3,500,000 units (each a “Unit”) to two individuals/entities due to the closing of the second tranche of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,500,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 24, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On May 30, 2007, the Company issued 3,000,000 units (each a “Unit”) to four individuals/entities due to the closing of the third and fourth tranches of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,000,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 30, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the closing of the second, third and fourth tranches of the Company’s private placement offering at $1.00 per Unit entered into with the offshore investors, the Company has or will be paying a cash finder’s fee in the amount of $650,000 to an entity in Singapore.

On September 11, 2007, the Company issued 5,248,800 units (each a “Unit”) to 69 offshore individuals/ entities due to the closing of the Company’s private placement at $1.25 per Unit for total gross proceeds of $6,561,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until September 11, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.25 per Unit entered into with offshore investors, the Company has paid or will be paying: (i) a cash finder’s fee in the amount of $401,000 to an entity in Singapore; (ii) a cash finder’s fee in the amount of $87,500 to an individual in Hong Kong; (iii) a finder’s fee of 80,000 shares of common stock of the Company to Josephine Tang of Malaysia; (iv) a finder’s fee of 20,000 shares of common stock of the Company to an entity in Hong Kong; (v) a finder’s fee of 4,000 shares of common stock of the Company to Hareton Kam Nang Leung of Hong Kong; and (vi) a finder’s fee 3,280 shares of common stock of the Company to Jamie Liu of Taiwan. The Company believes that the finder’s fee share issuances are exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On October 16, 2007, the Company issued 25,000 shares of common stock to one individual with respect to the exercise of 25,000 warrants at a price of $1.25 per share for total gross proceeds of $31,250. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On December 5, 2007, the Company issued 548,338 units (each a “Unit”) to 21 individuals/entities due to the closing of the Company’s private placement at $1.50 per Unit for total gross proceeds of $822,507. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until December 5, 2009. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $1.50 per Unit entered into with offshore investors, the Company will be paying a cash finder’s fee in the amount of $78,750 to an individual in Singapore.

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

Retirement of Common Stock

On March 9, 2007, Mr. Ka Yu, our Secretary, Treasurer and a director, voluntarily surrendered for cancellation and return to treasury 76 million of his 80 million (post forward stock split) shares. The cancellation of these 76 million (post forward stock split) shares reduced the issued and outstanding (post forward stock split) shares from 191 million to 115 million at that time.

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

Revenues

We have generated $1,026,572 product sales revenues for the year ended December 31, 2007 compared to $773,882 of revenues for the year ended December 31, 2006. The increase is partly attributable to Leflunomide sales in 2007, because under the agreement with the sales agent, Leflunomide was sold at cost for most of 2006. The increase is also partly attributable to sales of the new aFGF product, for which Shanghai Wanxing received GMP certification during the 2007 year, and sales of new cosmetic products launched by Shanghai Wanxing Bio-science Cosmetic Co. Ltd. Partially offsetting increased sales in these areas, sales of the Interferon products decreased due to great competition from other producers of similar products.

We have generated $229,122 in revenues from product licensing and research grants for the year ended December 31, 2007 compared to $2,087,613 of revenues for the year ended December 31, 2006. The decrease is primarily due to a substantial grant for malaria vaccine research received in 2005 and recognized mostly in 2006, which did not repeat in 2007.

Operating Expenses

Operating expenses increased from $3,427,927 for year ending December 31 2006 to $7,629,407 for the year ended December 31, 2007. This increase was primarily due to 1) an increase in General and Administrative Expenses and 2) an expense relating to Stock-Based Compensation, being recorded in 2007 in the amount of $2,682,016 which was nil in the year 2006 .

1) General and Administrative Expenses

General and administrative expenses increased to $2,588,957 for the year 2007 from $1,223,834 in the previous year, partially due to additional professional and reporting costs associated with the reverse take-over which occurred in the period and in being a public company with operating businesses. Also contributing to the increase in general and administrative expenses was the fact that the company has more administrative activity in 2007 associated with getting the aFGF product on line. In addition, the Wanxing Bio-pharmaceuticals manufacturing facility was closed down between December of 2006 and May 2007, as required by Chinese law, while that company goes through the application and review process for the purposes of obtaining its GMP certification for manufacturing of the aFGF product and renewing GMP certification for manufacture of the Interferon products. As a result, certain overhead and indirect manufacturing costs that would normally be absorbed into the cost of manufactured inventory have been included in expense.

2) Stock-based compensation

Stock-based compensation expense of $2,682,016 was recognized in the year December 31 2007 compared to $nil in the comparable period in the previous year. The expense for the year 2007 represents 1) $2,499,951 as recognition of the 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008. and 2) $120,883 as recognition of 7 months amortization pertaining to 1 million options with an aggregate value of $828,928 granted on May 30, 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 50% of the options will vest on May 30, 2009 and the remaining 50% on May 30, 2011., and 3) $61,182 as recognition of 1 month amortization pertaining to 1 million options with an aggregate value of $1,223,630 granted on November 29, 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month thereafter starting on January 1 2008 .

Other Income and Expenses

During the year ended December 31 2007 the Company incurred one-time non-recurring income and expenses as follows: (a) income from forgiveness of interest on debt in the amount of $2,320,115 (b) an expense relating to costs associated with an abandoned / failed acquisition in the amount of $600,216 , whereas these items were not incurred in the prior year.

Net Loss

As a result of the above Our net loss for the year ended December 31, 2007 was $6,669,420, compared to a loss of $3,308,702 (realized by Wanxin Bio-technology Limited and consolidated subsidiaries prior to the reverse merger of January 12, 2007) for the year ended December 31, 2006 and cash used in operating activities in the year ended December 31, 2007 was $4,187,188, compared to cash generated from operating activities of $2,661,030 for the year ended December 31, 2006.

Liquidity and Capital Resources

During the year 2007 we raised cash from the following private equity offerings:

On May 14, 2007, the Company issued 2,074,668 units (each a “Unit”) to 36 individuals/entities due to the closing of the Company’s private placement at $0.75 per Unit for total gross proceeds of $1,556,001. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.25 per warrant share until May 14, 2009. The Company believes that three of the issuances are exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on May 14, 2007, the Company issued 1,623,000 units (each a “Unit”) to 44 individuals/entities due to the closing of the first part of the Company’s private placement at $1.00 per Unit for total gross proceeds of $1,623,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 14, 2009. The Company believes that one of the issuances is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Act. In addition, the Company believes that the remaining issuances are exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On May 24, 2007, the Company issued 3,500,000 units (each a “Unit”) to two individuals/entities due to the closing of the second tranche of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,500,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 24, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On May 30, 2007, the Company issued 3,000,000 units (each a “Unit”) to four individuals/entities due to the closing of the third and fourth tranches of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,000,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 30, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On September 11, 2007, the Company issued 5,248,800 units (each a “Unit”) to 69 offshore individuals/ entities due to the closing of the Company’s private placement at $1.25 per Unit for total gross proceeds of $6,561,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until September 11, 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On October 16, 2007, the Company issued 25,000 shares of common stock to one individual with respect to the exercise of 25,000 warrants at a price of $1.25 per share for total gross proceeds of $31,250. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On December 5, 2007, the Company issued 548,338 units (each a “Unit”) to 21 individuals/entities due to the closing of the Company’s private placement at $1.50 per Unit for total gross proceeds of $822,507. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until December 5, 2009. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

As of December 31, 2007, we have $65,050 of cash on hand compared to $2,146,280 cash on hand as of December 31, 2006.The Company is currently continuing to explore opportunities for the raising of cash thru the issuance of equity and / or debt securities .

Item 7. Financial Statements
SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Sinobiomed

We have audited the accompanying balance sheet of Sinobiomed, as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinobiomed as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has experienced losses since commencement of operations and has negative working capital and a Stockholders’ (deficit), which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 14, 2008

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in US Dollars)

Note 1 - Basis of Presentation - going concern

December 31 2007
ASSETS

CURRENT ASSETS
Cash - unrestricted	$64,866
Cash - restricted (Note 3)	184
Accounts receivable (Note 4)	48,071
Inventory (Note 6)	893,402
Prepaid expenses and deposits	428,841
Total current assets	1,435,364

Fixed assets (Note 7)	6,658,831

Total assets	$8,094,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8 and 9)	$7,105,118
Accounts payable	824,706
Interest payable	1,918,408
Unearned revenue	170,471
Shareholder loans (Note 10)	2,176,526
Other current liabilities	1,986,284
Total current liabilities	14,181,513

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5, 8, 9, 10, 11, 12, 13, 15, 16 and 17)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 13)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 131,312,086 shares	13,132
Additional paid-in capital	26,127,797
Accumulated (deficit)	(30,761,870)
Accumulated other comprehensive income (loss)	(1,466,377)
Total stockholders' (deficit)	(6,087,318)
Total liabilities and stockholders' (deficit)	$8,094,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended December 31
	2007	2006
REVENUE
Sales	$1,026,572	$773,882
Cost of goods sold	697,466	595,185
Gross profit	329,106	178,697
Other income (Note 14)	229,122	2,087,613
	558,228	2,266,310

EXPENSES
Advertising and promotion	5,153	21,948
Depreciation	145,025	67,927
General and administration	2,588,957	1,223,834
Repairs and maintenance	45,192	22,129
Research and development	1,114,043	1,678,318
Salaries and benefits	694,516	329,411
Stock-based compensation (Note 15)	2,682,016	-
Travel	354,505	84,360
Total expenses	7,629,407	3,427,927

Net (loss) for the period from operations	(7,071,179)	(1,161,617)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 8, 9 and 10)	(1,026,482)	(2,006,480)
Gain on forgiveness of interest on debt (Note 8)	2,320,115	-
Loss on failed acquisition of subsidiary (Note 2)	(600,216)	-
Losses on loans and guarantees to other parties (Note 5)	(299,697)	(145,575)

Net (loss) for the period before minority interests	(6,677,459)	(3,313,672)

Minority interest in loss for the period	8,039	4,970

Net (loss) for the period	$(6,669,420)	$(3,308,702)

Other comprehensive income (loss)
Foreign currency translation (Note 2)	$(651,210)	(517,224)

Comprehensive (loss)	(7,320,630)	$(3,825,926)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.05)	$(0.05)

Weighted average number of common stock outstanding	134,892,246	70,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Years Ended December 31
	2007	2006
Cash from (used in) operating activities:
Net (loss)	$(6,669,420)	$(3,308,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	790,170	680,018
Loss on disposition of fixed assets	9,992	(3,539)
Imputed interest expense on shareholders' loans	113,771	137,909
Minority interest in net income (loss)	(8,039)	(4,970)
Shares issued for services	85,400	-
Stock-based compensation	2,682,016	-
Write-down of intangible asset	-	512,400
Gain on forgiveness of interest on debt	(2,320,115)	-
Net change in operating assets and liabilities:
Accounts receivable	213,817	3,204,832
Inventory	(449,764)	132,051
Prepaid expenses and deposits	(398,178)	8,643
Accounts payable	560,284	(1,272)
Interest payable	619,638	1,684,645
Unearned revenue	95,328	(983,965)
Other current liabilities	487,912	602,980

Net cash (used in) from operating activities	(4,187,188)	2,661,030

Cash (used in) investing activities:
Purchases of fixed assets	(145,553)	(593,845)
Proceeds of disposition of fixed assets	5,418	95,114
Cash acquired in reorganization	-	1,000
Purchase of intangible assets	-	(512,400)

Net cash (used in) investing activities	(140,135)	(1,010,131)

Cash from (used in) financing activities:
Repayments of loans by unrelated parties	146,165	5,200,112
Share subscriptions received	17,062,508	-
Finders' fees paid in cash	(1,439,125)	-
Exercise of warrants	31,250	-
Repayments of loans by shareholders	-	286,513
Increase in short-term loans	985,680	-
Repayments of short-term loans	(14,328,449)	(3,970,930)
Loans received from shareholders	1,163,435	25,314
Repayments of loans from shareholders	(1,145,051)	(1,077,155)

Net cash from (used in) financing activities	2,476,413	463,854

Effect of other comprehensive income (loss) on cash	(230,320)	(747,589)

Increase (decrease) in cash	(2,081,230)	1,367,164

Cash, beginning of period	2,146,280	779,116

Cash, end of period	$65,050	$2,146,280

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Additional paid-in capital	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)
Balance December 31, 2005	400,000,000	$5,152	$7,523,021	$(297,943)	$(20,783,748)	$(13,553,518)
						$-
Capital changes to give effect to acquisition of subsidiary	(330,000,000)	1,848	(848)	-	-	$1,000
Imputed interest on shareholders' loans			137,909	-	-	$137,909
Net loss for the year	-	-	-	(517,224)	(3,308,702)	(3,825,926)

Balance December 31, 2006	70,000,000	$7,000	$7,660,082	$(815,167)	$(24,092,450)	$(17,240,535)

Cancellation of shares	(76,000,000)	(7,600)	7,600	-	-	-
Capital changes to give effect to reverse take-over	121,000,000	12,100	(74,073)	-	-	(61,973)
Issue of shares for services	100,000	10	85,390	-	-	85,400
Stock-based compensation	-	-	2,682,016	-	-	2,682,016
Shares issued pursuant to private placements	15,994,806	1,600	17,060,908	-	-	17,062,508
Finders fees paid or payable in cash	-	-	(1,439,125)	-	-	(1,439,125)
Shares issued as finders fees	192,280	19	(19)	-	-	-
Shares issued pursuant to exercise of warrants	25,000	3	31,247	-	-	31,250
Imputed interest on shareholders' loans	-	-	113,771	-	-	113,771
Net (loss) for the period	-	-	-	(651,210)	(6,669,420)	(7,320,630)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$(1,466,377)	$(30,761,870)	$(6,087,318)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

1. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $30,761,870 and has negative working capital and a stockholders’ deficit as of December 31, 2007, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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
December 31, 2007
(Expressed in US Dollars)

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
December 31, 2007
(Expressed in US Dollars)

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder are required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. If the additional investment is not made by that date, time extensions are available. In the year ended December 31, 2007, Manhing has invested $14,915,545 in Wanxing Bio-Pharmaceuticals.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are three product lines currently manufactured and sold as at December 31, 2007 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases, Leflunomide, a drug for the treatment of rheumatoid arthritis, and acidic Fibroblast Growth Factor (“aFGF”), a product that treats diabetic ulcers and burns and supports recovery from plastic surgery. aFGF entered commercial production upon the receipt of the certificate of Good Manufacturing Practices, which was issued August 2, 2007. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

On August 6, 2007, Wanxing Bio-Pharmaceuticals, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai. Under the contract, all the equity owners of Suzhou Boai were to transfer all of their equity to Wanxing Bio-Pharmaceuticals, except for one equity owner who would retain a 10% interest, for a net Transfer Fee equivalent to approximately USD$2.4 million less a deduction as an allowance for certain bad debts of Suzhou Boai. The Transfer Fee was subject to a due diligence report, which revealed net assets less than the total warranted by the equity owners of Suzhou Boai. This reduced total net assets level gave rise to a divergence on Suzhou Boai’s total net assets amount while in the fulfillment stage and Wanxing Bio-Pharmaceuticals decided to continue with the acquisition with the understanding that Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai would continue to negotiate a reduced Transfer Fee in good faith due to the reduced total net assets level. After repeated negotiations, Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai could not agree on a reduced Transfer Fee and on January 22, 2008, the parties to the Equity Transfer Contract decided to terminate such agreement while in the fulfillment stage and executed a Cancellation Agreement of the Stock Transfer Agreement (the “Cancellation Agreement”), whereby the parties agreed to resolve their disputes by having Wanxing Bio-Pharmaceuticals transfer the 90% registered capital back to its original status with the equity owners of Suzhou Boai and the equity owners of Suzhou Boai returning 2.8 million yuan (approximately $383,000) of the 5.4 million yuan (approximately $739,000) already paid to Wanxing Bio-Pharmaceuticals. As of February 3, 2008, Suzhou Boai and its equity owners have returned the full 2.8 million yuan to Wanxing Bio-Pharmaceuticals as agreed under the Cancellation Agreement. The costs of the failed attempt to acquire Suzhou Boai in the amount of $600,216, which includes the RMB 2.6 million not returned to Wanxing Bio-Pharmaceuticals plus audit, accounting and other costs, is presented as Loss on failed acquisition of subsidiary in the statement of operations.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Wanxin BVI, Manhing, Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic.

All significant inter-company balances and transactions are eliminated. Minority interest represents the other shareholders’ interests in the net assets of the subsidiaries after deducting the minority interest share of net losses of the companies.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2007, the Company did not have any cash equivalents.

Inventory

Inventory is carried at the lower of cost and estimated net realizable value. Raw materials cost is determined on the first in, first out basis. Manufacturing costs are applied to goods in process on a full cost basis. Cost of finished goods on hand at the balance sheet date is determined on the first in, first out basis.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations

The Company’s operations are located in the People’s Republic of China.

The Interferon product line is subject to increasing competition in the marketplace, with the result that gross margin per unit on sales has decreased markedly over the years 2005 through 2007.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

Wanxin BVI’s operation of the Company is located in the British Virgin Islands and Hong Kong. It maintains bank accounts in Hong Kong Dollars and U.S. Dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

Manhing’s operation of the Company is located in Hong Kong. It maintains a bank account in U.S. Dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

The operations of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic are located in China, and their accounting records are maintained in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities of the subsidiaries denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income (loss) includes the foreign exchange losses of $651,210 (2006 - $517,224) that arise from translating from the functional currency into U.S. Dollars.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. For purposes of determining the weighted average number of common shares outstanding, the number of shares outstanding as at December 31, 2007 is given effect on a pro forma basis as if the forward stock split which occurred in 2007 had occurred by January 1, 2007. Diluted earnings (loss) per share is equal to the basic loss per share for the years ended December 31, 2007 and 2006 because common stock equivalents, consisting of warrants to acquire 7,972,403 shares and options to acquire 3,350,000 shares, outstanding and exercisable at December 31, 2007 are anti-dilutive.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, short term loans payable and accounts payable at December 31, 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

Stock-Based Compensation

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation expense is recorded in accordance with the fair value recognition provisions of SFAS 123R for options issued to employees.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

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
December 31, 2007
(Expressed in US Dollars)

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

 3. CASH - RESTRICTED

Restricted cash consists of $184 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $8,630.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $4,874,185 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $300,501 has been charged to income in the year ended December 31, 2007 (2006 - $266,281) in respect of the provision. The increase in the amount of the loan receivable and the corresponding provision from year to year arises due to the interest accruing on the debt guaranteed. Under the terms of the guarantee agreements, the other companies had until December 31, 2007 to pay the Company, but nothing has been paid.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

The Company has fully provided for $12,616 (92,155 Chinese yuan) of additional loans receivable from sales agents and employees. $804 recovery has been recognized in the year ended December 31, 2007 (2006 - $72,217 recovery) in respect of the provision.

The Company has fully provided for $127,900 of loans receivable from minority shareholders of Wanxing Cosmetic. $48,489 recovery was recognized in the 2006 year in respect of this provision.

6. INVENTORY

Inventory consists of the following:

December 31, 2007
Raw materials	$74,007
Goods in process	550,198
Finished goods	269,197
$893,402

7. FIXED ASSETS

Fixed assets consist of the following:

December 31, 2007
Buildings	$6,220,810
Climate control equipment	1,265,923
Computer software	1,917
Land license	2,299,920
Manufacturing equipment	2,119,775
Office furniture and equipment	156,532
Other equipment	29,048
Road	34,460
Vehicles	701,535
12,829,920
Less: Accumulated depreciation	6,171,089
$6,658,831

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements.

Name of Lender	Principal amount December 31, 2007	Due date	Interest rate Not due/ overdue	Security (1)
China Construction Bank	$1,957,670	October 16, 2004	5.31% / 7.56%	Building mortgage (2)
Shenzhen Development Bank	766,640	June 6, 2005	6.372%/9.56%	Guarantee
Industrial Bank	3,395,128	December 19, 2005	6.138% / NA	Guarantee
Zheda Haina S&T Holding	574,980	-	-	(3)
Luoyang Zonghong	410,700	-	-	-
	$7,105,118

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,423,000 (25,000,000 Chinese yuan) plus interest. $4,874,185 of the Company’s debt above arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(2)	Buildings with carrying value of $3,816,315 have been mortgaged as security.

(3)	The debt to Zheda Haina arose upon the payment by Zheda Haina of part of the Company’s loan from Shenzhen Development Bank pursuant to a guarantee provided to the bank by Zheda Haina in 2004.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

The bank loans are all delinquent at December 31, 2007. The Company has been involved in litigation over some of its bank loans. Two of the suits have been settled, and a further one is outstanding as at December 31, 2007 as more fully described in Note 9.

Two bank loans were settled in the year ended December 31, 2007 resulting in forgiveness of outstanding accrued interest in the amount of RMB 20,193,461 yuan (approximately $2,655,000). The company incurred consulting fees of RMB 2,550,000 yuan (approximately $335,000) for the services of a consultant who negotiated one of the settlements on the Company’s behalf. The fees have been charged against the gain on forgiveness of interest.

9. LITIGATION

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,437,000 at December 31, 2007 exchange rates). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $US 685,000) before October 30, 2006, 3 million yuan (approximately $US 411,000) before March 20, 2007, 3 million yuan (approximately $US 411,000) before June 20, 2007, 3 million yuan (approximately $US 411,000) before September 20, 2007 and 3.8 million yuan (approximately $US 522,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 394,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan after September 30, 2007, and has defaulted on the payment due December 20, 2007.

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $2,176,526 do not bear interest. $1,866,526 payable to a shareholder of a subsidiary was due December 31, 2007 and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company is indebted to a company related to a shareholder in the amount of $300,000 and to the minority shareholder of a subsidiary in the amount of $1,866,523 for shareholders’ loans.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

The Company has paid or accrued finders’ fees to shareholders and a company related to a shareholder in the amounts of $1,295,875 and 20,000 shares. These finders’ fees are included in the finders’ fees described in Note 13.

The Company has incurred fees and associated expenses in the amount of $40,420 to a company related to a shareholder for services. The Company has committed to pay that company $2,000 per month plus expenses for services. The arrangement may be terminated by either party on one month notice.

The Company is indebted to two persons who are shareholders and directors, in amounts of $24,600 and $10,000.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $127,900. The Company has provided an allowance for the full amount of this indebtedness (Note 5).

The Company has paid the residential rent in Shanghai as part of the remuneration for the Chief Executive Officer of the Company for the months of January through June 2007 in the amount of $17,000.

12. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

December 31, 2007
Loss for the year ended December 31, 2007	$(6,669,420)
Average statutory tax rate in China	33%

Expected income tax provision	$(2,200,909)
Non-deductible stock-based compensation and imputed interest expenses	919,893
Tax basis of deferred expenses in excess of book cost	825,355
Unrecognized tax losses	455,661

Income tax expense	$—

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

Significant components of deferred income tax assets are as follows:
December 31, 2007
Operating losses carried forward	3,981,646
Excess of tax basis over book cost of deferred expenses in China	$4,747,265
Valuation allowance	(8,728,911)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $12,066,000 which will expire in 2012 if not utilized.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

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

On October 16, 2007, the Company issued 25,000 shares of common stock to one individual with respect to the exercise of 25,000 warrants at a price of $1.25 per share for total gross proceeds of $31,250.

On December 5, 2007, the Company issued 548,338 units (each a “Unit”) to 21 individuals/entities due to the closing of the Company’s private placement at $1.50 per Unit for total gross proceeds of $822,507. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until December 5, 2009.

In relation to the Company’s private placement offerings entered into with offshore investors, the Company has paid or accrued cash finders’ fees in the amount of $1,439,125 and finders’ fees of 192,280 shares of common stock of the Company.

Warrants outstanding and exercisable as of December 31, 2007 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$ 1.25	1,012,334	May 14, 2009
$ 1.75	4,061,500	May 14 to May 30, 2009
$ 2.00	2,624,400	September 11, 2009
$ 2.00	274,169	December 5, 2009
	7,972,403

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

14. OTHER INCOME

Other income includes $131,500 (2006 - $0) in revenue from product licensing and $97,622 (2006 - $2,071,901) in grant revenue received as funding assistance toward the research and development of the Company’s products.

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

On November 29, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.67 per share. 50,000 of 1,000,000 options vested on November 29, 2007 with the reminder to vest in equal monthly proportions on the first day of each of the next 19 months.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2007
Options granted:	8,000,000	0.82	0.825	$6,597,922
Options Outstanding, December 31, 2007	8,000,000	0.82	0.825	$6,597,922

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

Vested at December 31,	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
2007 and earlier	0.50 to 1.90	3,350,000	0.52		$2,561,132
2008	0.50	3,300,000	0.71	$2,780,400	2,779,592
2009	1.90	850,000	1.81	842,735	842,734
2011	1.90	500,000	1.90	414,464	414,464
		8,000,000			$6,597,922

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value
Non-vested options outstanding, January 1, 2007	-	$-	-
Non-vested options outstanding, December 31, 2007	4,650,000	$4,037,450	0.868
Options vested in year ended December 31, 2007	3,350,000	$2,562,550	$0.765

If not previously exercised or canceled, options outstanding at December 31, 2007 will expire as follows:

Expiry Date	Range of Exercise Prices
Year Ending December 31,	High	Low	Number of Shares	Weighted average exercise price
2012	1.90	0.50	8,000,000	0.82

The fair values of the options granted in March, May and November, 2007 were estimated at values of $0.758 per share, $0.829 per share and $1.223, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	March and May, 2007	November, 2007
Volatility:	41.0%	94%
Risk-free interest rate:	4.92%	3.42%
Dividend yield:	—	—
Expected lives (years):	5	5

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

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

16. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,506,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,738,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2008.

2.5 Million yuan (approximately $342,000) will be payable in respect of the Company’s recombinant Human Stem Cell factor bio-product in two stages. The first 1 Million yuan (approximately $137,000) will be due by the time of upon completion of Phase II trials and 1.5 Million yuan (approximately $205,000) will be payable upon completion of both Phase III clinical trials and approval of the product for production. This product is in Phase I trials.

17. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

	Revenues	Net loss	Total assets
Pharmaceuticals	$1,038,232	$1,852,976	$7,921,199
Cosmetics	217,462	14,144	158,438
Parent company administration		4,802,300	14,558
Total consolidated	$1,255,694	$6,669,420	$8,094,195

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)

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

19. SUBSEQUENT EVENTS

On April 3, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 4 Million yuan (approximately $548,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008.

On April 8, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the Industrial Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 3 Million yuan (approximately $411,000) by April 30, 2008, 10 Million yuan (approximately $1,369,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008.

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

Item 8a. Controls And Procedures

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Sinobiomed Inc. and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Sinobiomed Inc. and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Sinobiomed Inc. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Sinobiomed Inc. and our consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting principles and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Our audit committee has reviewed the results of management’s assessment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of March 30, 2007:

Name	Age	Positions and Offices Held
Ban-Jun Yang (1)	52	President, CEO and a Director
Ka Yu (2)	37	Secretary, Treasurer and Director
Asher Zwebner (3)	44	Chief Financial Officer
Robert Ip (4)	51	Director
Chris Metcalf (5)	38	Director
Dr. Kim Kiat Ong (6)	53	Director
Dr. Zhi -Xin Wang (7)	55	Director
Hon. Larry W. Campbell (8)	59	Director

(1)	Mr. Yang was elected as a director of the Company on March 1, 2007 and appointed as the President and CEO of the Company on March 1, 2007.

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

(4)	Mr. Ip was elected as a director of the Company on March 1, 2007.

(5)	Mr. Metcalf was elected as a director of the Company on March 1, 2007.

(6)	Dr. Ong was elected as a director of the Company on March 1, 2007.

(7)	Dr. Zhi-Xin Wang was appointed a director of the Company on May 14, 2007.

(8)	Hon. Larry Campbell was appointed a director of the Company on October 12, 2007.

Ban-Jun Yang (age 52) has been the President, CEO and a Director of the Company since March 1, 2007. Mr. Yang has served as a Director, President and CEO of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”) since March 31, 1996. He served as Chairman of the Board and General Manager for Shanghai Wanxing from 1996 to 2006. From 1991 to 1998, Mr. Yang has also served as Chairman of Shanghai Wanxing Automobile Service Co., Ltd. and Beijing Automobile Service Co., Ltd. Prior to this, Mr. Yang was Chairman of the Board for Hongkong Manhing Enterprises Limited, General Manager of Shenzheng Nanbei Commerce Center and Chairman of the Board of Beijing Hotel in Shenzhen. Mr. Yang has more than 20 years of experience in entrepreneurial and investment management in Hong Kong, Beijing and Shanghai.

Ka Yu (age 37) has been the President, CEO, Secretary, Treasurer and Director of the Company from October 31, 2006 to March 1, 2007 and was the CFO of the Company from Oct. 31, 2006 to December 28, 2006. As of March 1, 2007, Mr. Yu is the Secretary, Treasurer and a Director of the Company. In addition, he is currently the Senior Vice President of CY Oriental Holdings Ltd., which is listed on the TSX Venture Exchange. From 1996 to 2001, Mr. Yu was the Managing Director of Powerlot (Pacific) Ltd., a privately owned company, during which he initiated, organized and supervised the business of the company with over 500 staff members. Powerlot is engaged in the business of garment manufacturing, logistics, telecommunications, and international trade with annual revenue exceeding $50 million USD in 2001. Mr. Yu graduated from Shanghai Teacher’s University in Shanghai in 1991 with a bachelors of Science.

Asher Zwebner (age 44) was the Company’s Chief Financial Officer and Treasurer until he resigned on October 30, 2006, in accordance with the Stock Purchase Agreement, dated October 16, 2006, whereby Mr. Zwebner agreed to sell all of his 1,000,000 shares in the Company to Mr. Ka Yu. However, on December 28, 2006, Mr. Zwebner was re-appointed as the CFO of the Company and he has again been re-appointed by the Board of Directors as the CFO subsequent to the annual meeting of stockholders. Since May, 2002, Mr. Zwebner has served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. Prior to that, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com and for Britannica.com, both private companies located in Israel. From 2000 through 2002, Mr. Zwebner served as a consultant for SMC Ventures, a strategic services firm which provides business consulting services for startup and established companies. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer and Gabbay (a division of Ernst and Young in Israel). Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Robert Chun-Chung Ip (age 51) has been a director of the Company since March 1, 2007. Mr. Ip is a solicitor in Hong Kong since 1985 and has over 15 years experience in corporate mergers and acquisitions. Mr. Ip is also a director of Wheelock Technology Limited and Robert C. C. Ip & Co. Limited, an investment consultancy company. In addition, Mr. Ip is a director of Poly (Hong Kong) Investments Ltd., a company listed on the Main Board of the Hong Kong Stock Exchange Limited. Mr. Ip graduated from the University of Hong Kong in 1979 with a Bachelors of Arts degree. Mr. Ip furthered his studies in law in the United Kingdom between 1980-82 and passed the United Kingdom Law Society’s Final Examination in 1982. Mr. Ip is a solicitor of England & Wales, Hong Kong, Singapore and the Australian Capital Territories.

Christopher S. Metcalf (age 38) has been a director of the Company since March 1, 2007. Mr. Metcalf is currently the President of Altitude Funds LLC, and Vice President of GF Private Equity Group LLC. Prior to that position, from 2002 to 2006, Mr. Metcalf served as the Vice President of the Graystone Research Group in Morgan Stanley, performing portfolio and research analysis for hedge funds and private equity. From 2000 to 2002, Mr. Metcalf held the position of Vice President of Private Equity at KMV Capital LLC, a consulting and private equity firm. Mr. Metcalf has also held the positions of Vince President and Senior Financial Analyst at Charles Schwab Family Private Equity Fund (1999-2000), Investment Banking Representative at Prudential Securities, and Tax Analyst at Wachovia Bank. Apart from his professional experience, Mr. Metcalf holds degrees from the University of Chicago (MBA with Honors), and the University of Virginia (JD and Bachelor of Science in Commerce).

Dr. Kim Kiat Ong (age 53) has been a director of the Company since March 1, 2007. Dr. Ong was a Director of Sinovac Biotech Ltd. (AMEX: SVA) from 2003 to 2006. Dr. Ong has been in the medical field for over 30 years and has specialized as a Cardiothoracic and Vascular Surgeon for 18 years. He has been a member of several national committees and was a Member of the Advisory Committee, for the Singapore Ministry of Health (2003- 2005). As a seasoned lecturer, teacher and writer in the medical profession, Dr. Ong offers a high level of quality experience.

Dr. Zhi-Xin Wang age 55 has been a director of the Company since May 14, 2007. From 2004 to present, Dr. Zhi-Xin Wang has been a professor at the Department of Biological Sciences and Biotechnology at Tsinghua University, P.R. China. From 1999 to 2003, Dr. Wang was a director for the Institute of Biophysics at Academia Sinica, P.R. China. From 1997 to 2003, Dr. Wang was also a director for the National Laboratory of Biomacromolecules, P.R. China. From 1993 to 2003, Dr. Wang was a professor at the Institute of Biophysics at Academia Sinica, P.R. China. Dr. Wang is the Chair of the Chinese Society of Biochemistry and Molecular Biology. Dr. Wang is a member of the Chinese Society of Biophysics as well as the Chinese Academy of Sciences. In addition, Dr. Wang is a fellow of the Third World Academy of Sciences. Dr. Wang received his Bachelors of Science (Chemistry) from the University of Tsinghua in Beijing, P.R. China in 1977 and received his Ph.D. (Biochemistry) from the Institute of Biophysics at Academia Sinica, P.R. China in 1988. Dr. Wang has not been a director or officer of any other reporting issuer.

Hon. Larry W. Campbell (age 59) has been a director of the Company since October 12, 2007. Mr. Campbell joined the Royal Canadian Mounted Police in 1969, later joining the RCMP drug squad in 1973. In 1981, Mr. Campbell joined the British Columbia Coroner's Service in Vancouver and become the Chief Coroner for British Columbia in 1996. In 2002, he was elected as the Mayor of Vancouver, British Columbia. In August 2005, Mr. Campbell was summoned to the Senate of Canada by the Right Honourable Paul Martin. Senator Campbell is currently a member of the Senate Standing Committees on Aboriginal Peoples, Banking, Trade and Commerce, and Fisheries and Oceans. In addition, he is on the Board of Directors of the Canucks for Kids Foundation, CY Oriental Holdings Ltd., a listed public company on the TSX Venture Board - Symbol CYO, and sits on the Board of the Kaiser Foundation. Senator Campbell holds a Masters Degree in Business Administration (MBA) from City University in Vancouver, British Columbia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with, except as follows:

Mr. Robert Ip failed to timely file his Form 3 after being elected as a director of the Company on March 1, 2007 and has since filed his Form 3.

Dr. Kim Kiat Ong failed to timely file his Form 3 after being elected as a director of the Company on March 1, 2007 and has since filed his Form 3.

Dr. Zhi-Xin Wang failed to timely file his Form 3 after being appointed as a director of the Company on May 14, 2007 and has since filed his Form 3. In addition, Dr. Wang failed to timely file his Form 4 after being granted stock options on November 20, 2007 and has since filed his Form 4.

Mr. Larry Campbell failed to timely file his Form 3 after being appointed as a director of the Company on October 12, 2007 and has since filed his Form 3. In addition, Mr. Campbell failed to timely file his Form 4 after being granted stock options on November 29, 2007 and has since filed his Form 4.

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Asher Zwebner, Chris Metcalf, Robert Ip and Dr. Kim Kiat Ong. The only interested member of the audit committee is Mr. Asher Zwebner as he is also the Chief Financial Officer of the Company. Mr. Asher Zwebner is also considered the Company’s financial expert for the audit committee.

The Company adopted an Audit Committee Charter and Audit Committee Procedures for Whistleblowers on May 22, 2007, which were filed as exhibits 99.1 and 99.2 to the Form 10-QSB filed with the SEC via EDGAR on August 14, 2007, and are incorporated by reference herein.

Code of Ethics

At the present time, the Company has not adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

The following compensation was paid directly to the executive officers of the Company during the years ended December 31, 2007, 2006 and 2005:

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Lavi Krasney(1)	2006	Nil	Nil	Nil	Nil	Nil
CEO & Director	2005	$20,000	Nil	Nil	Nil	Nil

Asher Zwebner(2)	2007	Nil	Nil	Nil	Nil	100,000
CFO, Secretary, Treasurer & Director	2006	Nil	Nil	Nil	Nil	Nil
	2005	$20,000	Nil	Nil	Nil	Nil

Ka Yu(3)	2007	Nil	Nil	Nil	500,000	Nil
Secretary, Treasurer & Director	2006	Nil	Nil	Nil	Nil	Nil

Banjun Yang(4) President, CEO & Director	2007	$54,000	Nil	Nil	2,500,000	Nil

Robert Ip(5) Director	2007	Nil	Nil	Nil	500,000	Nil

Kim Kiat Ong(6) Director	2007	Nil	Nil	Nil	500,000	Nil

Chris Metcalf(7) Director	2007	Nil	Nil	Nil	500,000	Nil

Zhi-Xin Wang(8) Director	2007	Nil	Nil	Nil	500,000	Nil

Larry W. Campbell(9) Director	2007	Nil	Nil	Nil	500,000	Nil

(1) Mr. Lavi Krasney resigned as the CEO of the Company on October 30, 2006 and as a Director on October 31, 2006.

(2) Mr. Asher Zwebner resigned as the CFO, Secretary & Treasurer of the Company on October 30, 2006, and as a Director on October 31, 2006. However, on December 28, 2006, Mr. Zwebner was reappointed as the CFO of the Company.

(3) Mr. Ka Yu was appointed as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on October 31, 2006. However, on December 28, 2006, Mr. Yu resigned as the CFO of the Company. In addition, on March 1, 2007, Mr. Yu resigned as President and CEO.

(4) Mr. Banjun Yang was elected a director of the Company on March 1, 2007 and was also appointed as the President and CEO of the Company on the same day.

(5) Mr. Robert Ip was elected a director of the Company on March 1, 2007.

(6) Dr. Kim Kiat Ong was elected a director of the Company on March 1, 2007.

(7) Mr. Chris Metcalf was elected a director of the Company on March 1, 2007.

(8) Dr. Zhi-Xin Wang was appointed a director of the Company on May 14, 2007.

(9) Hon. Larry W. Campbell was appointed a director of the Company on October 12, 2007.

The Company anticipates that compensation will be provided by the Company during the Company’s next financial year to certain executive officers of the Company and in conjunction with certain management and administrative services to be provided to the Company by such executive officers.

We do not maintain key-man life insurance for any of our executive officers or directors.

No long term incentive plan awards were made to any executive officer during the fiscal year ended December 31, 2007.

Stock Options Grants

On March 1, 2007, the Company granted stock options to purchase 6,000,000 (post forward stock split) shares of common stock to Directors, Officers and consultants of the Company at a price of $0.50 per share for a term of five years with vesting provisions of 5% of the options on the date of grant and 5% on the first of every month thereafter for a total vesting period of 20 months.

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)
Ban-Jun Yang, President, CEO and Director	2,500,000	31.25%	$0.50	March 1, 2012	$0.00
Ka Yu, Secretary, Treasurer and Director	500,000	6.25%	$0.50	March 1, 2012	$0.00
Robert Ip, Director	500,000	6.25%	$0.50	March 1, 2012	$0.00
Chris Metcalf, Director	500,000	6.25%	$0.50	March 1, 2012	$0.00
Dr. Kim Kiat Ong, Director	500,000	6.25%	$0.50	March 1, 2012	$0.00
Michael Tan, Consultant	250,000	3.13%	$0.50	March 1, 2012	$0.00
Dr. Dicken S.C. Ko, Consultant	500,000	6.25%	$0.50	March 1, 2012	$0.00
Devlin Jensen, Consultant	250,000	3.13%	$0.50	March 1, 2012	$0.00
Dwun-Hou Chen, Consultant	500,000	6.25%	$0.50	March 1, 2012	$0.00

In addition, on May 30, 2007, the Company granted stock options to purchase 1,000,000 (post forward stock split) shares of common stock to employees of the Company at a price of $1.90 per share for a term of five years with vesting provisions of 50% of the options on June 1, 2009 and 50% of the options on June 1, 2011.

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)
Cao Zhifang, employee	80,000	1%	$1.90	May 30, 2012	$1.90
Wu Wangsheng, employee	80,000	1%	$1.90	May 30, 2012	$1.90
Zhuang Zhong, employee	65,000	0.81%	$1.90	May 30, 2012	$1.90
Huang Xiudong, employee	60,000	0.75%	$1.90	May 30, 2012	$1.90
Xu Lun, employee	50,000	0.63%	$1.90	May 30, 2012	$1.90
Shao Xiaoyan, employee	50,000	0.63%	$1.90	May 30, 2012	$1.90
Xu Di, employee	50,000	0.63%	$1.90	May 30, 2012	$1.90
Lin Haihong, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Pan Xuegong, employee	45,000	0.56%	$1.90	May 30, 2012	$1.90
Zhao Xinli, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Li Cuixia, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Wang Qiang, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Gu Zhongliang, employee	35,000	0.44%	$1.90	May 30, 2012	$1.90
Cai Shulin, employee	25,000	0.31%	$1.90	May 30, 2012	$1.90
Zhou Min, employee	25,000	0.31%	$1.90	May 30, 2012	$1.90
Wang Weifang, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Sheng Hong, employee	40,000	0.5%	$1.90	May 30, 2012	$1.90
Lou Yonghua, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Liu Jian, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Li Jianhua, employee	20,000	0.25%	$1.90	May 30, 2012	$1.90
Xu Xiaohang, employee	15,000	0.19%	$1.90	May 30, 2012	$1.90
Lin Jian, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Sa Rina, employee	15,000	0.19%	$1.90	May 30, 2012	$1.90
Chen Peixin, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Chen Yaoguo, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Lin Zhiwei, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Zhang Rongjun, employee	6,000	0.08%	$1.90	May 30, 2012	$1.90
Li Hong, employee	8,000	0.1%	$1.90	May 30, 2012	$1.90
Wang Jun, employee	8,000	0.1%	$1.90	May 30, 2012	$1.90
Zhang Jie, employee	8,000	0.1%	$1.90	May 30, 2012	$1.90
Zeng Yaoqin, employee	6,000	0.08%	$1.90	May 30, 2012	$1.90
Zhou Dapeng, employee	8,000	0.1%	$1.90	May 30, 2012	$1.90
Yan Jie, employee	6,000	0.08%	$1.90	May 30, 2012	$1.90
Ren Youcheng, employee	15,000	0.19%	$1.90	May 30, 2012	$1.90
Wu Haixiang, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90
Xuan Weiping, employee	10,000	0.13%	$1.90	May 30, 2012	$1.90

Furthermore, on November 29, 2007, the Company granted stock options to purchase 1,000,000 (post forward stock split) shares of common stock to the two new directors at a price of $1.67 per share for a term of five years with vesting provisions of 5% of the options on the date of grant and 5% on the first of every month thereafter starting on January 1, 2008. Furthermore

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)
Zhi-Xin Wang, Director	500,000	6.25%	$1.67	Nov. 29, 2012	$1.67
Larry Campbell, Director	500,000	6.25%	$1.67	Nov. 29, 2012	$1.67

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

As of the date of this Annual Report, there are 131,422,086 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *		Percent of Common Stock (1)

Ban-Jun Yang No. 99, Jalan Lunas Kulim, Kedah, Malaysia	President, Chief Executive Officer, and Director	32,000,000	(2)	23.98%

Robert Ip Room A, 5th Floor, Wing Sing Commercial Centre, 12 Wing Lok Street, Sheung Wan, Hong Kong	Director	10,400,000	(3)	7.89%

Chris Metcalf 111 Congress Avenue, Suite 400, Austin, TX 78701	Director	400,000	(4)	(*)

Dr. Kim Kiat Ong 2, Jalan Seruling, Singapore 576855	Director	400,000	(5)	(*)

Ka Yu Room 402, Bldg. C, 555 Hai-Lun Road Shanghai, China 200080	Secretary, Treasurer and Director	5,400,000	(6)	4.1%

Asher Zwebner 20A Rehov Sharei Torah, Jerusalem, Israel 96387	Chief Financial Officer	110,000		(*)

Zhi-Xin Wang Dept. Biol. Sci. Biotech, Tsing Hua University, Beijing, China 100084	Director	175,000	(7)	(*)

Larry W. Campbell 3333 W. 4th Ave., Suite 107, Vancouver, B.C., Canada V6R 4R9	Director	175,000	(8)	(*)

Sutee Kaitsakulsak 328 Charoenkrung 65, Charoenkrungrd, Bangkok 10120	Shareholder	8,000,000		6.09%

Directors and Officers as a group (8 persons)		49,060,000	(9)	36.24%

Note:
(*)	indicates less than 1%

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

(2)
This figure includes 30,000,000 shares directly owned by Mr. Ban-Jun Yang, 1,750,000 stock options which have already vested and 250,000 stock options which will vest within 60 days of the date of this Annual Report.

(3)
This figure includes 10,000,000 shares indirectly owned by Mr. Robert Ip through Wheelock Technology Limited, which Mr. Ip has sole voting power and sole dispositive power over the shares held by Wheelock Technology Limited, 350,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(4)	This figure includes 350,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(5)	This figure includes 350,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(6)
This figure includes 2,000,000 shares directly owned by Mr. Ka Yu, 350,000 stock options which have already vested, 50,000 stock options which will vest within 60 days of the date of this Annual Report and 3,000,000 shares owned by Mr. Ka Yu’s wife, Ms. Hui Wang, which are deemed to be indirectly beneficially owned by Mr. Yu.

(7)	This figure includes 125,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(8)	This figure includes 125,000 stock options which have already vested and 50,000 stock options which will vest within 60 days of the date of this Annual Report.

(9)
This figure includes 45,110,000 shares owned directly and indirectly by directors and officers as well as 3,400,000 stock options with have already vested and 550,000 stock options which will vest within 60 days of the date of this Annual Report.

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

Effective January 1, 2007, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner is to serve as the CFO of the Company. The agreement shall automatically renew for subsequent one-year periods unless notice not to renew is given by either party at least 60 calendar days prior to the end of the term. Terms of the agreement call for the issuance of 100,000 (post forward stock split) restricted shares of common stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2007. Such shares were to be held in escrow until January 1, 2008, which shares have been released to Mr. Zwebner prior to January 1, 2008 in accordance with the Company’s instructions.

Effective January 1, 2008, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner is to serve as the CFO of the Company. The agreement shall automatically renew for subsequent one-year periods unless notice not to renew is given by either party at least 60 calendar days prior to the end of the term. Terms of the agreement call for the issuance of 110,000 restricted shares of common stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2008. Such shares are being held in escrow with 55,000 share to be released to Mr. Zwebner on July 1, 2008 and 55,000 shares to be released to Mr. Zwebner on January 1, 2009.

The Company is indebted to a company related to a shareholder in the amount of $300,000 and to minority shareholder of a subsidiary in the amount of $1,866,523 for shareholder’s loans.

The Company has paid or accrued finders’ fees to shareholders and a company related to a shareholder in the amounts of $1,295,875 and 20,000 shares.

The Company has incurred fees and associated expenses in the amount of $40,420 to a company related to a shareholder for services. The Company has committed to pay that company $2,000 per month plus expenses for services. The arrangement may be terminated by either party on one month notice.

The Company is indebted to two persons who are shareholders and directors, in amounts of $24,600 and $10,000.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $127,900. The Company has provided an allowance for the full amount of this indebtedness.

The Company has paid the residential rent in Shanghai as part of the remuneration for the Chief Executive Officer of the Company for the months of January through June 2007 in the amount of $17,000.

Item 13. Exhibits

Exhibit No.	Description of Exhibit

3.1*	Memorandum of Association for Wanxin Bio-Technology Limited

3.2*	Articles of Association for Wanxin Bio-Technology Limited

3.3*	Memorandum of Association for Manhing Enterprises Limited

3.4*	Articles of Association for Manhing Enterprises Limited

3.5(1)	Certificate of Incorporation of CDoor Corp.

3.6(2)	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp.

5.1*	Legal opinion with respect to the ownership of Manhing Enterprises Limited

5.2*	Legal opinion with respect to the ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

10.1*	Extension Agreement between CDoor Corp., Wanxing Bio-Technology Limited and all the Shareholders of Wanxin Bio-Technology Limited, dated effective January 4, 2007.

10.2*	Share Purchase Agreement between CDoor Corp., Wanxin Bio-Technology Limited and all the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006.

10.3*	Contract for cooperation development of rh-Interferonα-2a project between Shanghai Wanxing and Fudan University, dated September 26, 1997.

10.4*	Contract for cooperation development of rh-Interferonα-2b project between Shanghai Wanxing and Fudan University, dated June 8, 1998.

Exhibit No.	Description of Exhibit

10.5*	Technology of Leflunomide Transfer Contract between Shanghai Wanxing and China People 2nd Army Hospital University, dated March 11, 2002.

10.6*	Collaboration and License Agreement between Shanghai Wanxing and Second Military Medical University, PLA, dated March 22, 2001.

10.7*	Memorandum of Understanding between Shanghai Wanxing and the World Health Organization, dated February 12, 2003.

10.8*	Collaborative Research, Development and Supply Agreement between Shanghai Wanxing and the Program for Appropriate Technology in Health, dated December 22, 2005.

10.9*	Multi-Party Agreement between Shanghai Wanxing, Second Military Medical University and the Program for Appropriate Technology in Health, dated December 22, 2005.

10.10*	Authorization Letter issued by Second Military Medical University to Shanghai Wanxing, dated January 20, 2006.

10.11*	Fixed Asset Loan Contract between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Shangchuan Branch, dated May 23, 2000.

10.12*	Suretyship Contract between Shangahi Wanxing and Shanghai JinYuan Real Estate Development Co., Ltd., dated May 14, 2001.

10.13*	Maximum Value Mortgage Contract between Shanghai Wanxing and China Construction Bank Shanghai Branch, dated October 17, 2002.

10.14*	Current Capital Loan Contract (6) between Shanghai Wanxing and China Industrial Commercial Bank Pudong Branch, dated April 23, 2003.

10.15*	Loan Contract #9 between Shanghai Wanxing and Agricultural Bank of China, dated May 16, 2003.

10.16*	Current Capital Loan Contract (5) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated September 13, 2003.

10.17*	Current Capital Loan Contract (4) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 9, 2004.

10.18*	Current Capital Loan Contract (3) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 12, 2004.

10.19*	Current Capital Loan Contract (2) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 14, 2004.

10.20*	Loan Contract between Shanghai Wanxing and Shenzhen Development Bank Co., Ltd., dated August 5, 2004.

10.21*	Short-Term Loan Contract between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.

Exhibit No.	Description of Exhibit

10.22*	Short-Term Loan Contract (8) between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.

10.23*	Deed of Indemnity provided by Mr. Ban-Jun Yang to Shanghai Wanxing, dated December 2006.

10.24*	Settlement Agreement between Shanghai Wanxing and the Agriculture Bank of China, Shanghai Wujiaochang Branch, dated September 15, 2006.

10.25*	Settlement Agreement between Shanghai Wanxing and the Industrial and Commercial Bank Pudong Branch, dated October 25, 2006.

10.26*	Settlement Agreement between Shanghai Wanxing and the Shenzhen Development Bank Shanghai Lujiazui Branch, dated October 25, 2006.

10.27*	Settlement Agreement between Shanghai Wanxing and Chian Construction Bank Shanghai Yangpu Branch, dated October 24, 2006.

10.28(4)	Equity Transfer Contract, dated as of August 6, 2007, by and between Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. and the equity owners of Suzhou Boai Medical Development Company.

10.29(5)	Cancellation Agreement of the Equity Transfer Contract between Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. and the equity owners of Suzhou Boai Medical Development Company, dated January 22, 2008.

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

99.1*	Patent Certificate for aFGF issued by State Intellectual Property Office of the P.R. China, dated September 22, 2004.

99.2*	Patent Certificate for Ethelphazine issued by State Intellectual Property Office of the P.R. China, dated November 11, 2004.

99.3*	Patent Certificate for IFN issued by State Intellectual Property Office of the P.R. China, dated October 20, 2004.

99.4*	Notice of publication and essential examination of invention patent for rBAT issued by State Intellectual Property Office of the P.R. China, dated October 29, 2004.

99.5*	Accepting Notice for the Patent Application for rh-HRF issued by State Intellectual Property Office of the P.R. China, dated October 22, 2004.

99.6*	Accepting Notice for the Patent Application for rhK1 issued by State Intellectual Property Office of the P.R. China, dated June 19, 2006.

99.7*	Accepting Notice for the Patent Application for rhSCF issued by State Intellectual Property Office of the P.R. China, dated February 4, 2005.

99.8*	Patent Certificate for Plasmodium Fusion Antigen issued by the United States Patent Office, dated September 5, 2006.

Exhibit No.	Description of Exhibit

99.9(2)	Corporate Consulting Services Agreement between Sinobiomed Inc. and Asher Zwebner, dated effective January 1, 2007.

99.10(2)	Consulting Agreement between Sinobiomed Inc. and Michael Tan, dated effective March 1, 2007.

99.11(3)	Consulting Agreement between Sinobiomed Inc. and Dr. Dicken S.C. Ko, dated April 12, 2007.

99.12(6)	Audit Committee Charter

99.13(6)	Audit Committee Procedures for Whistleblowers

(*) Previously filed on Form 8-K/A-1 with the SEC via EDGAR on January 16, 2007 and incorporated herein by reference.

(1) Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2005 and incorporated herein by reference.

(2) Previously filed on Form 10-KSB with the SEC via EDGAR on March 28, 2007 and incorporated herein by reference.

(3) Previously filed on Form 10-QSB with the SEC via EDGAR on May 18, 2007 and incorporated herein by reference.

(4) Previously filed on Form 8-K with the SEC via EDGAR on August 10, 2007 and incorporated herein by reference.

(5) Previously filed on Form 8-K with the SEC via EDGAR on March 31, 2008 and incorporated herein by reference.

(6) Previously filed on Form 10-QSB with the SEC via EDGAR on August 14, 2007 and incorporated herein by reference.

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

2007 - $88,900 - Schumacher & Associates, Inc.
2006 – $16,000 – Davis Accounting Group, P.C.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007 – Nil – Schumacher & Associates, Inc.
2006 – Nil – Davis Accounting Group, P.C.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 – Nil – Schumacher & Associates, Inc.
2006 – Nil – Davis Accounting Group, P.C.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – $111,200 – Schumacher & Associates, Inc.
2006 – Nil – $10,000 Davis Accounting Group, P.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2008.

SINOBIOMED INC. (Registrant)
By: /s/ Ban-Jun Yang
Ban-Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban-Jun Yang	President, CEO and Director	April 14 2008
Ban-Jun Yang

/s/ Ka Yu	Secretary, Treasurer and Director	April 14 2008
Ka Yu

/s/ Asher Zwebner	Chief Financial Officer	April 14 2008
Asher Zwebner

Exhibit Index

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).	52

31.2	Certificate pursuant to Rule 13a-14(a).	54

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	56

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	57