Form 10QSB
period 2008-03-31
SINOBIOMED INC
filed 2008-05-14
CIK 1335112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended March 31, 2008

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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 14, 2008
Common Stock, $0.0001 par value	131,422,086

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

1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited - Prepared by Management

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	March 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$64,745	$64,866
Cash - restricted (Note 3)	192	184
Accounts receivable (Note 4)	138,694	48,071
Inventory (Note 6)	1,036,326	893,402
Prepaid expenses and deposits	351,618	428,841
Total current assets	1,591,575	1,435,364

Fixed assets (Note 7)	6,738,878	6,658,831

Total assets	$8,330,453	$8,094,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8 and 9)	$6,650,350	$7,105,118
Accounts payable	883,540	824,706
Interest payable	2,046,875	1,918,408
Unearned revenue	204,695	170,471
Shareholder loans (Note 10)	3,636,129	2,176,526
Other current liabilities	2,038,734	1,986,284
Total current liabilities	15,460,323	14,181,513

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5, 8, 9, 10, 11, 12, 13, 14, 15 and 17)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 13)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 131,422,086 shares (2007 - 131,312,086)	13,143	13,132
Additional paid-in capital	27,138,522	26,127,797
Accumulated (deficit)	(32,620,776)	(30,761,870)
Accumulated other comprehensive income (loss)	(1,660,759)	(1,466,377)
Total stockholders' (deficit)	(7,129,870)	(6,087,318)

Total liabilities and stockholders' (deficit)	$8,330,453	$8,094,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2008	2007

REVENUE
Sales	$174,093	$216,002
Cost of goods sold	62,101	156,064
Gross profit	111,992	59,938
Other income	-	156,198
	111,992	216,136

EXPENSES
Advertising and promotion	232	1,523
Depreciation	64,494	21,785
General and administration	458,663	471,624
Repairs and maintenance	14,063	5,606
Research and development	88,155	492,774
Salaries and benefits	195,739	101,783
Stock-based compensation (Note 14)	917,158	454,536
Travel	17,566	25,266
Total expenses	1,756,070	1,574,897

Net (loss) for the period from operations	(1,644,078)	(1,358,761)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 8, 9 and 10)	(135,294)	(353,991)
Losses on loans and guarantees to other parties (Note 5)	(79,534)	(72,631)

Net (loss) for the period before minority interests
	(1,858,906)	(1,785,383)

Minority interest in loss for the period	-	8,039

Net (loss) for the period	$(1,858,906)	$(1,777,344)

Other comprehensive income (loss)
Foreign currency translation	$(194,382)	(175,868)

Comprehensive (loss)	(2,053,288)	$(1,953,212)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)	$(0.01)

Weighted average number of common stock outstanding
	131,393,075	162,321,111

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2008	2007
Cash from (used in) operating activities:
Net (loss)	$(1,858,906)	$(1,777,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201,992	184,163
Imputed interest expense on shareholders' loans	35,828	27,439
Minority interest in net income (loss)	-	(8,039)
Shares issued for services	14,438	85,400
Stock-based compensation	917,158	454,536
Net change in operating assets and liabilities:
Accounts receivable	(90,623)	20,907
Inventory	(142,924)	87,188
Prepaid expenses and deposits	120,535	(112,747)
Accounts payable	58,834	(93,619)
Interest payable	128,467	360,126
Unearned revenue	34,224	16,939
Other current liabilities	52,450	146,810
Net cash (used in) from operating activities
	(528,527)	(608,241)

Cash (used in) investing activities:
Purchases of fixed assets	(4,791)	(22,208)
Proceeds of disposition of fixed assets	-	3,911

Net cash (used in) investing activities
	(4,791)	(18,297)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	(499,683)
Share subscriptions received	-	416,000
Repayments of short-term loans	(734,807)	(835,440)
Loans received from shareholders	1,385,720	82,676
Repayments of loans from shareholders	(20,492)	-

Net cash from (used in) financing activities	630,421	(836,447)

Effect of other comprehensive income (loss) on cash	(97,216)	(245,367)

Increase (decrease) in cash	(113)	(1,708,352)

Cash, beginning of period	65,050	2,146,280

Cash, end of period	$64,937	$437,928

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$(1,466,377)	$(30,761,870)	$(6,087,318)

Issue of shares for services	110,000	11	57,739	-	-	57,750
Stock-based compensation	-	-	917,158	-	-	917,158
Imputed interest on shareholders' loans	-	-	35,828	-	-	35,828
Net (loss) for the period	-	-	-	(194,382)	(1,858,906)	(2,053,288)

Balance March 31, 2008	131,422,086	$13,143	$27,138,522	$(1,660,759)	$(32,620,776)	$(7,129,870)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $32,620,776 and has negative working capital and a stockholders’ deficit as of March 31, 2008, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

3. CASH - RESTRICTED

Restricted cash consists of $192 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $8,990.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $5,158,370 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $79,534 has been charged to income in the three months ended March 31, 2008 (2007 - $72,631) in respect of the provision. The increase in the amount of the loan receivable and the corresponding provision from year to year arises due to the interest accruing on the debt guaranteed. Under the terms of the guarantee agreements, the other companies had until December 31, 2007 to pay the Company, but nothing has been paid.

The Company has fully provided for $14,446 of additional loans receivable from sales agents and employees. $1,278 has been charged to expense in the three months ended March 31, 2008 (2007 - $214 recovery) in respect of the provision.

The Company has fully provided for $127,900 of loans receivable from minority shareholders of Wanxing Cosmetic.

6. INVENTORY

Inventory consists of the following:

	March 31, 2008	December 31, 2007

Raw materials	$129,634	$74,007
Goods in process	625,967	550,198
Finished goods	280,725	269,197

	$1,036,326	$893,402

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

7. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2008	December 31, 2007

Buildings	$6,479,821	$6,220,810
Climate control equipment	1,318,632	1,265,923
Computer software	1,996	1,917
Land license	2,395,680	2,299,920
Manufacturing equipment	2,208,034	2,119,775
Office furniture and equipment	167,841	156,532
Other equipment	30,257	29,048
Road	35,895	34,460
Vehicles	730,744	701,535

	13,368,900	12,829,920
Less: Accumulated depreciation	6,630,022	6,171,089

	$6,738,878	$6,658,831

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements.

Name of Lender	Principal amount March 31, 2008	Principal amount December 31, 2007	Due date	Interest rate Not due/ overdue	Security (1)

China Construction Bank	$1,967,880	$1,957,670	October 16, 2004	5.31% / 7.56%	Building mortgage (2)
Shenzhen Development Bank	798,560	766,640	June 6, 2005	6.372%/9.56%	Guarantee
Industrial Bank	2,857,190	3,395,128	December 19, 2005	6.138% / NA	Guarantee (3)
Zheda Haina S&T Holding	598,920	574,980	-	-	(4)
Luoyang Zonghong	427,800	410,700	-	-
	$6,650,350	$7,105,118

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3565,000 (25,000,000 Chinese yuan) plus interest. The Company’s debt to the Industrial Bank arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(2)	Buildings with carrying value of $3,900,025 have been mortgaged as security.

(3)
The payment on the Industrial Bank loan in the three months ended March 31, 2008 was provided by the minority shareholder of Wanxing Bio-Pharmaceuticals pursuant to a guarantee provided by the minority shareholder. The corresponding debt to the minority shareholder is included in Shareholder Loans (Note 10).

(4)	The debt to Zheda Haina arose upon the payment by Zheda Haina of part of the Company’s loan from Shenzhen Development Bank pursuant to guarantees provided to the bank by Zheda Haina in 2004.

The bank loans are all delinquent at March 31, 2008. The Company has been involved in litigation over some of its bank loans. Two of the suits have been settled, and a further one is outstanding as at March 31, 2008 as more fully described in Note 9.

Subsequent to March 31, 2008 the Company has agreed to revised payment schedules with two of the banks as more fully described in Note 17.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $3,636,129 do not bear interest. $1,918,573 payable to a shareholder of a subsidiary was due December 31, 2007, $500,000 is payable on demand, and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company is indebted to a company related to a shareholder in the amount of $300,000 and to the minority shareholder of a subsidiary in the amount of $2,731,393, and to two individual shareholders in the amounts of $500,000 and $35,000 for shareholders’ loans.

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

The Company has committed to purchase consulting services from a shareholder at the rate of $10,000 per month for five years from March 31, 2007. The Company is indebted to the shareholder in the amount of $60,000 at March 31, 2008 in respect of these fees.

The Company is indebted to two persons who are shareholders and directors, in amounts of $4,736 and $65,000 for shareholders’ loans.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $127,900. The Company has provided an allowance for the full amount of this indebtedness (Note 5).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

12. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Three months ended March 31, 2008

Loss for the period	$(1,858,906)
Average statutory tax rate in China	33%

Expected income tax provision	$(613,439)
Non-deductible stock-based compensation and imputed interest expenses	314,485
Tax basis of deferred expenses in excess of book cost	7,376
Unrecognized tax losses	291,578

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

March 31, 2008

Operating losses carried forward	4,273,224
Excess of tax basis over book cost of deferred expenses in China	$4,754,641
Valuation allowance	(9,027,865)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $12,949,000 which will expire in 2013 if not utilized.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

13. COMMON STOCK

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008. The Company recognized an issue price for the shares of $0.525 per share, reflecting a discount from market price on that date due to there being a hold period before the shares can be sold.

Warrants outstanding and exercisable as of March 31, 2008 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$ 1.25	1,012,334	May 14, 2009
$ 1.75	4,061,500	May 14 to May 30, 2009
$ 2.00	2,624,400	September 11, 2009
$ 2.00	274,169	December 5, 2009
	7,972,403

14. STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activities is presented below:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2008	8,000,000	0.82	0.825	$6,597,922
Options granted:	-
Options Outstanding, March 31, 2008	8,000,000	0.82	0.825	$6,597,922

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

Vested at	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value

March 31,2008 and earlier	0.50 to 1.90	4,400,000	0.55		$3,426,481
Remainder of 2008	0.50	2,250,000	0.73	$1,914,750	1,914,243
2009	1.90	850,000	1.81	842,735	842,734
2011	1.90	500,000	1.91	414,464	414,464
		8,000,000			$6,597,922

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, January 1, 2008	4,650,000	$-	-

Non-vested options outstanding, March 31, 2008	3,600,000	$3,171,442	0.881

Options vested in three months ended March 31, 2008	1,050,000	$866,008	$0.825

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

If not previously exercised or canceled, options outstanding at March 31, 2008 will expire as follows:

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

The fair values of the options granted in March, May and November, 2007 were estimated at values of $0.758 per share, $0.829 per share and $1.223, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	March and May, 2007	November, 2007
Volatility:	41.0%	94%
Risk-free interest rate:	4.92%	3.42%
Dividend yield:	--	--
Expected lives (years):	5	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

15. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,569,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,852,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2008.

2.5 Million yuan (approximately $357,000) will be payable in respect of the Company’s recombinant Human Stem Cell factor bio-product in two stages. The first 1 Million yuan (approximately $143,000) will be due by the time of upon completion of Phase II trials and 1.5 Million yuan (approximately $214,000) will be payable upon completion of both Phase III clinical trials and approval of the product for production. This product is in Phase I trials.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

16. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

	Revenues	Net loss (income)	Total assets
Pharmaceuticals	$26,670	$839,188	$7,970,590
Cosmetics	147,423	(83,663)	311,187
Parent company administration		1,103,382	48,676
Total consolidated	$174,093	$1,858,907	$8,330,453

17. SUBSEQUENT EVENTS

On April 3, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 4 Million yuan (approximately $570,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008.

On April 8, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the Industrial Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 3 Million yuan (approximately $428,000) by April 30, 2008, 10 Million yuan (approximately $1,426,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1 Million yuan by April 30, 2008 under this agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in the Form 10-KSB filed with the SEC on EDGAR on April 14, 2008.

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

Wanxin is a company incorporated under the laws of the British Virgin Islands. Its only asset at the time of the reverse merger was 100% ownership of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong. Manhing’s only asset was 82% ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”), a Sino- Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Shanghai Wanxing’s business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are currently 10 products approved or in development: three on the market, four in clinical trials and three in R&D. Shanghai Wanxing’s products respond to a wide range of diseases, including malaria and hepatitis. Currently manufactured product lines include Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases, Leflunomide, a drug for the treatment of rheumatoid arthritis, and acidic Fibroblast Growth Factor (“aFGF”), a product that treats diabetic ulcers and burns and supports recovery from plastic surgery.

Shanghai Wanxing is also the owner of 50.33% of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic manufactures skin-care products under the brand name KaiYing.

During the quarter ended March 31, 2008, Shanghai Wanxing was approved to receive grants from government funding of RMB 9 million (US$1.24 million) to continue the clinical trial of its recombinant malaria vaccine and advance its development with partner Second Military Medical University (“SMMU”). The funding is the largest the Chinese government has ever granted to a biopharmaceutical company.

The grant from China’s Ministry of Science and Technology, awarded jointly to Shanghai Wanxing and SMMU, is part of the key “863 Program” to support technology development as part of the government’s 11th five-year plan. Two-thirds of the fund will support Shanghai Wanxing’s planned Phase II Clinical Trial of the patented PfCP2.9 vaccine to be conducted in epidemic areas. The current research schedule calls for the application to the Chinese Food and Drug Administration (SFDA) for the Phase II Clinical trial in malaria endemic areas to be submitted by end of 2008.

The balance of the fund will support the joint development by Shanghai Wanxing and SMMU of a multistage, multivalent vaccine based on PfCP2.9. The multistage, multivalent vaccine, which seeks to improve immunogenicity and extend the immune period, is expected to enter into clinical trials in 2009.

Attempted Acquisition and Rescission

On August 6, 2007, the Company through its 82% owned subsidiary, Shanghai Wanxing, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Co., Ltd. (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai.

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

On February 3, 2008, Suzhou Boai and the former owners returned the full RMB 2.8 million to Shanghai Wanxing as agreed under the Cancellation Agreement.

The foregoing description of the Cancellation Agreement of the Stock Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the Cancellation Agreement of the Stock Transfer Agreement, which was attached as Exhibit 10.1 to the Form 8-K/A-2 filed on March 31, 2008, which is incorporated herein by reference.

Revenues

The Company has revenues from the Wanferon/Wanferin product line, aFGF, and the cosmetics products in the three months ended March 31, 2008. Shanghai Wanxing is involved in a dispute with the company which manufactures the Leflunomide product under license. Should this dispute not be resolved, we may not realize further sales of the Leflunomide product. The Company also sells a relatively small amount of reagent, which is a product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products.

Wanferon/Wanferin sales accounted for $5,954 of sales revenue and $1,970 of cost of sales in the three months ended March 31, 2008, as compared to $124,903 of sales revenue and $111,621 of cost of sales in the three months ended March 31, 2007. The market for this product line is very competitive, and selling prices and volume have been decreasing through the 2006, 2007 years and to date in 2008 due to increased competition.

There has been no sales of the Leflunomide product and therefore no revenue or costs attributable to the product for the three months ended March 31, 2008.

aFGF sales accounted for $20,716 of sales revenue and $32,773 of cost of sales in the three months ended March 31, 2008. There was no sales revenue or cost of sales of aFGF in the three months ended March 31, 2007 as the product was awaiting regulatory approval at the time..

Cosmetics sales accounted for $147,423 of sales revenue and $27,358 of cost of sales in the three months ended March 31, 2008, as compared to $71,801 of sales revenue and $50,200 of cost of sales in the three months ended March 31, 2007.

Cost of sales exceeds revenue for the quarter as low production volume during the early stage of the product life has resulted in high manufacturing cost per unit due to overhead and indirect costs of the manufacturing facility being allocated to cost of product manufactured.

Cosmetic products sales exceed pharmaceutical product sales this quarter due to introduction of new high-end cosmetics products in the cosmetics product line through television shopping channel sales, which have been very well received and have resulted in rapid growth of cosmetic sales since the introduction in October of 2007.

Operating Expenses

Operating expenses increased from $ 1,574,897 for the three months ended March 31, 2007 to $1,756,070 for the three months ended March 31, 2008. This increase was primarily due to (1) an increase in Salaries and benefits (in the amount of $93,956), and (2) an increase in expenses relating to Stock-Based Compensation on options issued to employees and consultants (in the amount of $462,622).

Stock-based compensation

Stock-based compensation expense of $917,158 was recognized in the three months ended March 31, 2008 compared to $454,536 in the comparable period in the previous year. The expense represents (1) $681,805 as recognition of three months amortization of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008, and (2) $51,807 as recognition of 3 months amortization pertaining to 1 million options with an aggregate value of $828,928 granted on May 30, 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 50% of the options will vest on May 30, 2009 and the remaining 50% on May 30, 2011, and (3) $183,546 as recognition of 3 months amortization pertaining to 1 million options with an aggregate value of $1,223,630 granted on November 29, 2007 in accordance to the terms of the Company's stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month thereafter starting on January 1 2008.

Other Income and Expenses

During the three month period ending March 31, 2008, the Company's interest expense (included in other income and expenses) was reduced from $353,991 from that in the comparable period to $135,294, attributable to a substantial reduction of its bank debt in 2007.

Net Loss

As a combined result of (1) the increase in our operating expenses, and (2) the reduction in other income and expenses, our net loss for the three months ended March 31, 2008, was $1,858,906, compared to a net loss of $1,777,344 for the three months ended March 31, 2007 and the related cash used in operating activities in the three months ended March 31, 2008, was $528,527, compared to cash used of $608,241 for the three months ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008, we had $64,937 of cash on hand and a working capital deficiency of $13,868,748. The Company is currently in the process of seeking to raise additional funds from equity and/or debt financing. The Company believes that its cash on hand as at March 31, 2008, and the funds it expects to raise from additional equity and/or debt financing, and its future revenues from its new products currently entering the market will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, through Shanghai Wanxing, has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,205,000). Under the terms of the settlement agreement, the Company was obligated to pay the bank five million yuan (approximately $US 620,000) before October 30, 2006, three million yuan (approximately $US 394,000) before March 20, 2007, three million yuan (approximately $US 394,000) before June 20, 2007, three million yuan (approximately $US 394,000) before September 20, 2007 and 3.8 million yuan (approximately $US 499,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of five million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of three million yuan (approximately $US 394,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, 2007, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan after September 30, 2007, and has defaulted on the payment due December 20, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008

SINOBIOMED INC. (Registrant)
By:	/s/ Ban Jun Yang
Ban Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ban Jun Yang	President, CEO and Director	May 14, 2008
Ban Jun Yang
/s/ Ka Yu	Secretary, Treasurer and Director	May 14, 2008
Ka Yu
/s/ Asher Zwebner	Chief Financial Officer	May 14, 2008
Asher Zwebner

