Form 10QSB
period 2008-06-30
SINOBIOMED INC
filed 2008-08-14
CIK 1335112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2008

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2008
Common Stock, $0.0001 par value	131,422,086

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited - Prepared by Management

Page

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Consolidated Statement of Stockholders' (Deficit)	4

Notes to Consolidated Financial Statements	5

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	June 30	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$102,301	$64,866
Cash - restricted (Note 3)	197	184
Accounts receivable (Note 4)	397,418	48,071
Inventory (Note 6)	1,261,529	893,402
Prepaid expenses and deposits	151,258	428,841
Total current assets	1,912,703	1,435,364

Fixed assets (Note 7)	6,700,170	6,658,831

Total assets	$8,612,873	$8,094,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8 and 9)	$6,483,271	$7,105,118
Accounts payable	1,023,442	824,706
Interest payable	2,267,520	1,918,408
Unearned revenue	265,487	170,471
Shareholder loans (Note 10)	3,818,968	2,176,526
Other current liabilities	2,246,458	1,986,284
Total current liabilities	16,105,146	14,181,513

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5, 8, 9, 10, 11, 12, 13, 14, 16 and 18)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 13)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 131,422,086 shares (2007 - 131,312,086)	13,143	13,132
Additional paid-in capital	28,104,787	26,127,797
Accumulated (deficit)	(33,836,555)	(30,761,870)
Accumulated other comprehensive income (loss)	(1,773,648)	(1,466,377)
Total stockholders' (deficit)	(7,492,273)	(6,087,318)

Total liabilities and stockholders' (deficit)	$8,612,873	$8,094,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

REVENUE
Sales	$359,228	$346,495	$533,321	$562,497
Cost of goods sold	171,762	232,722	233,863	388,786
Gross profit	187,466	113,773	299,458	173,711
Other income	482,955	848	482,955	157,046
	670,421	114,621	782,413	330,757

EXPENSES
Advertising and promotion	276	1,142	508	2,665
Depreciation	43,005	22,825	107,499	44,610
General and administration	391,402	1,138,815	850,065	1,610,439
Repairs and maintenance	12,055	12,293	26,118	17,899
Research and development	99,583	203,370	187,738	696,144
Salaries and benefits	170,059	169,477	365,798	271,260
Stock-based compensation (Note 14)	917,158	699,074	1,834,316	1,153,610
Travel	28,595	113,154	46,161	138,420
Total expenses	1,662,133	2,360,150	3,418,203	3,935,047

Net (loss) for the period from operations	(991,712)	(2,245,529)	(2,635,790)	(3,604,290)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 8, 9 and 10)	(138,364)	(327,669)	(273,658)	(681,660)
Losses on loans and guarantees to other parties (Note 5)	(85,703)	(74,480)	(165,237)	(147,111)
Net (loss) for the period before minority interests
	(1,215,779)	(2,647,678)	(3,074,685)	(4,433,061)

Minority interest in loss for the period	-	-	-	8,039

Net (loss) for the period	$(1,215,779)	$(2,647,678)	$(3,074,685)	$(4,425,022)

Other comprehensive income (loss)
Foreign currency translation	$(112,889)	(279,913)	$(307,271)	(455,781)

Comprehensive (loss)	(1,328,668)	$(2,927,591)	(3,381,956)	$(4,880,803)

Net (loss) per common share - basic and fully diluted:

Net (loss) for the period	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common stock outstanding
	131,422,086	119,402,613	131,408,261	141,238,584

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Cash from (used in) operating activities:

Net (loss)	$(1,215,779)	$(2,647,678)	$(3,074,685)	$(4,425,022)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	211,377	191,638	413,369	375,801
Loss on disposition of fixed assets	-	6,699	-	6,699
Imputed interest expense on shareholders' loans	49,107	28,894	84,935	56,333
Minority interest in net income (loss)	-	-	-	(8,039)
Shares issued for services	14,437	-	28,875	85,400
Stock-based compensation	917,158	699,074	1,834,316	1,153,610
Net change in operating assets and liabilities:
Accounts receivable	(258,724)	(69,879)	(349,347)	(48,972)
Inventory	(225,203)	12,932	(368,127)	100,120
Prepaid expenses and deposits	185,923	39,242	306,458	(73,505)
Accounts payable	139,902	325,288	198,736	231,669
Interest payable	220,645	268,954	349,112	629,080
Unearned revenue	60,792	(13,906)	95,016	3,033
Other current liabilities	207,724	(195,768)	260,174	(48,958)
Net cash (used in) from operating activities
	307,359	(1,354,510)	(221,168)	(1,962,751)

Cash (used in) investing activities:

Purchases of fixed assets	(12,156)	(71,219)	(16,947)	(93,427)
Proceeds of disposition of fixed assets	-	-	-	3,911
Net cash (used in) investing activities
	(12,156)	(71,219)	(16,947)	(89,516)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	-	-	(499,683)
Repayments of loans by unrelated parties		650,395		650,395
Share subscriptions received	-	9,754,001	-	10,170,001
Finders fees paid in cash		(871,875)		(871,875)
Short-term loans received		743,906		743,906
Repayments of short-term loans	(322,794)	(8,446,512)	(1,057,601)	(9,281,952)
Loans received from shareholders	96,990	816,017	1,482,710	898,693
Repayments of loans from shareholders	(308)	(492,480)	(20,800)	(492,480)
Net cash from (used in) financing activities	(226,112)	2,153,452	404,309	1,317,005

Effect of other comprehensive income (loss) on cash	(31,530)	125,592	(128,746)	(119,775)

Increase (decrease) in cash	37,561	853,315	37,448	(855,037)

Cash, beginning of period	64,937	437,928	65,050	2,146,280
Cash, end of period	$102,498	$1,291,243	$102,498	$1,291,243

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$(1,466,377)	$(30,761,870)	$(6,087,318)

Issue of shares for services	110,000	11	57,739	-	-	57,750
Stock-based compensation	-	-	917,158	-	-	917,158
Imputed interest on shareholders' loans	-	-	35,828	-	-	35,828
Net (loss) for the period	-	-	-	(194,382)	(1,858,906)	(2,053,288)

Balance March 31, 2008	131,422,086	$13,143	$27,138,522	$(1,660,759)	$(32,620,776)	$(7,129,870)

Stock-based compensation	-	-	917,158	-	-	917,158
Imputed interest on shareholders' loans	-	-	49,107	-	-	49,107
Net (loss) for the period	-	-	-	(112,889)	(1,215,779)	(1,328,668)

Balance June 30, 2008	131,422,086	$13,143	$28,104,787	$(1,773,648)	$(33,836,555)	$(7,492,273)

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $33,836,555 and has negative working capital and a stockholders’ deficit as of June 30, 2008, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

3. CASH - RESTRICTED

Restricted cash consists of $197 on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $9,198.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $5,360,868 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $161,461 has been charged to income in the six months ended June 30, 2008 (2007 - $146,862) in respect of the provision. The increase in the amount of the loan receivable and the corresponding provision from year to year arises due to the interest accruing on the debt guaranteed. Under the terms of the guarantee agreements, the other companies had until December 31, 2007 to pay the Company, but nothing has been paid.

The Company has fully provided for $14,065 of additional loans receivable from sales agents and employees. $602 has been charged to expense in the six months ended June 30, 2008 (2007 - $516 recovery) in respect of the provision.

The Company has fully provided for $136,259 of loans receivable from minority shareholders of Wanxing Cosmetic.

6. INVENTORY

Inventory consists of the following:
	June 30, 2008	December 31, 2007

Raw materials	$158,997	$74,007
Goods in process	697,786	550,198
Finished goods	404,746	269,197

	$1,261,529	$893,402

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

7. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2008	December 31, 2007

Buildings	$6,636,792	$6,220,810
Climate control equipment	1,349,147	1,265,923
Computer software	2,043	1,917
Land license	2,451,120	2,299,920
Manufacturing equipment	2,261,339	2,119,775
Office furniture and equipment	174,546	156,532
Other equipment	30,958	29,048
Road	36,725	34,460
Vehicles	747,654	701,535

	13,690,324	12,829,920
Less: Accumulated depreciation	6,990,154	6,171,089

	$6,700,170	$6,658,831

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements.

Name of Lender	Principal amount June 30, 2008	Principal amount December 31, 2007	Due date	Interest rate Not due/ overdue	Security (1)

China Construction Bank	$1,925,880	$1,957,670	October 16, 2004	5.31% / 7.56%	Building mortgage (2)

Shenzhen Development Bank	817,040	766,640	June 6, 2005	6.372% / 9.56%	Guarantee

Industrial Bank	2,689,871	3,395,128	December 19, 2005	6.138% / NA	Guarantee (3)

Zheda Haina S&T Holding	612,780	574,980	-	-	(4)

Luoyang Zonghong	437,700	410,700	-	-

	$6,483,271	$7,105,118

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,647,500 (25,000,000 Chinese yuan) plus interest. The Company’s debt to the Industrial Bank arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(2)	Buildings with carrying value of $3,920,368 have been mortgaged as security.

(3)
A payment on the Industrial Bank loan in the six months ended June 30, 2008 was provided by the minority shareholder of Wanxing Bio-Pharmaceuticals pursuant to a guarantee provided by the minority shareholder. The corresponding debt to the minority shareholder is included in Shareholder Loans (Note 10).

(4)	The debt to Zheda Haina arose upon the payment by Zheda Haina of part of the Company’s loan from Shenzhen Development Bank pursuant to guarantees provided to the bank by Zheda Haina in 2004.

The bank loans are all delinquent at June 30, 2008. The Company has been involved in litigation over some of its bank loans. Two of the suits have been settled, and a further one is outstanding as at June 30, 2008 as more fully described in Note 9.

On April 3, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 4 Million yuan (approximately $567,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1,200,000 yuan by June 30, 2008

On April 8, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the Industrial Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 3 Million yuan (approximately $425,000) by April 30, 2008, 10 Million yuan (approximately $1,417,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1 Million yuan by April 30, 2008 and another 600,000 yuan by June 30, 2008.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $3,818,968 do not bear interest. $1,962,972 payable to a minority shareholder of a subsidiary was due December 31, 2007, $500,000 is payable on demand, and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company is indebted to a company related to a shareholder in the amount of $300,000 and to the minority shareholder of a subsidiary in the amount of $2,882,142, and to four individual shareholders in the aggregate amount of $636,826 for shareholders’ loans.

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

The Company has committed to purchase consulting services from a shareholder at the rate of $10,000 per month for five years from June 30, 2007. The Company is indebted to the shareholder in the amount of $90,000 at March 31, 2008 in respect of these fees.

The Company is indebted to two persons who are shareholders and directors, in amounts of $4,845 and $65,000 for shareholders’ loans.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $136,259. The Company has provided an allowance for the full amount of this indebtedness (Note 5).

12. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Six months ended June 30, 2008
Loss for the period	$(3,074,685)
Average statutory tax rate in China	33%

Expected income tax provision	$(1,014,646)
Non-deductible stock-based compensation and imputed interest expenses	633,353
Tax basis of deferred expenses in excess of book cost	(43,064)
Unrecognized tax losses	424,357

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

June 30, 2008
Operating losses carried forward	4,406,033
Excess of tax basis over book cost of deferred expenses in China	$4,704,201
Valuation allowance	(9,110,204)

Net deferred income tax assets	$-

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

The Company has tax losses carried forward for Chinese tax purposes of approximately $13,350,000 which will expire in 2013 if not utilized.

13. COMMON STOCK

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008. The Company recognized an issue price for the shares of $0.525 per share, reflecting a discount from market price on that date due to there being a hold period before the shares can be sold.

Warrants outstanding and exercisable as of June 30, 2008 are as follows:

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

On November 29, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.67 per share. 50,000 of 1,000,000 options vested on November 29, 2007 with the reminder to vest in equal monthly proportions on the first day of each of the next 19 months.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value

Options Outstanding, January 1, 2008	8,000,000	0.82	0.825	$6,597,922
Options granted:	-
Options Outstanding, June 30, 2008	8,000,000	0.82	0.825	$6,597,922

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

			Weighted	Compensation	Aggregate
	Range of Exercise		Average	Expense to be	Intrinsic
Vested at	Prices	Number	Exercise	Recognized	Value
		of Shares	Price

March 31,2008 and earlier	0.50 to 1.90	5,450,000	0.58		$4,291,830
Remainder of 2008	0.50	1,200,000	0.79	$1,048,894	1,048,894
2009	1.90	850,000	1.81	842,734	842,734
2011	1.90	500,000	1.91	414,464	414,464
		8,000,000			$6,597,922

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, January 1, 2008	4,650,000	$4,037,450	-

Non-vested options outstanding, June 30, 2008	2,550,000	$2,304,200	0.90

Options vested in six months ended June 30, 2008	2,100,000	$1,733,250	$0.825

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

If not previously exercised or canceled, options outstanding at June 30, 2008 will expire as follows:

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

15. OTHER INCOME

Other income consists of $162,955 in government grant revenue to support clinical trials of the Company’s malaria vaccine and $320,000 contract revenue from hiring out part of the Company’s research and manufacturing facilities and staff to another company.

16. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,605,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

20 Million yuan (approximately $2,918,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2008.

2.5 Million yuan (approximately $365,000) will be payable in respect of the Company’s recombinant Human Stem Cell factor bio-product in two stages. The first 1 Million yuan (approximately $146,000) will be due by the time of upon completion of Phase II trials and 1.5 Million yuan (approximately $219,000) will be payable upon completion of both Phase III clinical trials and approval of the product for production. This product is in Phase I trials.

17. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

	Revenues	Net loss (income)	Total assets
Pharmaceuticals	$496,854	$1,123,034	$7,907,753
Cosmetics	359,422	(149,124)	505,674
Parent company administration		2,260,775	39,446

Total consolidated	$856,276	$3,234,685	$8,452,873

18. SUBSEQUENT EVENTS

On July 30, 2008 the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and an Asian-based investment fund. The Company issued a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of th Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

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

Wanxin is a company incorporated under the laws of the British Virgin Islands. Its only asset at the time of the reverse merger was 100% ownership of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong. Manhing’s only asset was 82% ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. (“Shanghai Wanxing”), a Sino-Foreign Joint Venture company incorporated with limited liability under the laws of the People’s Republic of China. Shanghai Wanxing’s business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are currently 10 products approved or in development: three on the market, four in clinical trials and three in R&D. Shanghai Wanxing’s products respond to a wide range of diseases, including malaria and hepatitis. Currently manufactured product lines include Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases, Leflunomide, a drug for the treatment of rheumatoid arthritis, and acidic Fibroblast Growth Factor (“aFGF”), a product that treats diabetic ulcers and burns and supports recovery from plastic surgery.

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

Revenues

The Company has revenues from the Wanferon/Wanferin product line, aFGF, and the cosmetics products in the three months ended June 30, 2008. Shanghai Wanxing is involved in a dispute with the company which manufactures the Leflunomide product under license. Should this dispute not be resolved, we may not realize further sales of the Leflunomide product. The Company also sells a relatively small amount of reagent, which is a product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products.

Wanferon/Wanferin and interferon reagent sales accounted for $137,645 of sales revenue and $55,102 of cost of sales in the six months ended June 30, 2008, as compared to $452,899 of sales revenue and $325,145 of cost of sales in the six months ended June 30, 2007. The market for this product line is very competitive, and selling prices and volume have been decreasing through the 2006, 2007 years and to date in 2008 due to increased competition.

There has been no sales of the Leflunomide product and therefore no revenue or costs attributable to the product for the six months ended June 30, 2008.

aFGF sales accounted for $36,254 of sales revenue and $57,328 of cost of sales in the six months ended June 30, 2008. There was no sales revenue or cost of sales of aFGF in the six months ended June 30, 2007 as the product was awaiting regulatory approval at the time.

Cosmetics sales accounted for $359,422 of sales revenue and $121,433 of cost of sales in the six months ended June 30, 2008, as compared to $109,598 of sales revenue and $63,641 of cost of sales in the six months ended June 30, 2007.

Other income in the six months ended June 30, 2008 consists of $162,955 in government grant revenue to support clinical trials of the Company’s malaria vaccine and $320,000 contract revenue from hiring out part of the Company’s research and manufacturing facilities and staff to another company. Other income in the six months ended June 30, 2007 included $129,600 in revenue from product licensing and $27,446 in grant revenue received as funding assistance toward the research and development of the Company’s malaria vaccine.

Operating Expenses

Operating expenses decreased from $3,935,047 for the six months ended June 30, 2007 to $3,418,204 for the six months ended June 30, 2008. This decrease was primarily due to (1) a decrease in General and Administrative expenses charged to operations due to the closure of the manufacturing facility for government inspection and recertification for most of the six months ended June 30, 2007, which resulted in far less expense charged to cost of goods manufactured in 2007 than would otherwise have be charged, and (2) reduction in research and development activity so far in 2008, partly offset by (3) an increase in expenses relating to Stock-Based Compensation on options issued to employees and consultants .

Stock-based compensation

Stock-based compensation expense of $1,834,316 was recognized in the six months ended June 30, 2008 compared to $1,153,610 in the comparable period in the previous year. The expense represents:
•
$1,363,610 as recognition of six months amortization of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008;

•
$103,614 as recognition of six months amortization pertaining to 1 million options with an aggregate value of $828,928 granted on May 30, 2007 in accordance with the terms of the Company's stock option and incentive plan. Under the terms of the grant, 50% of the options will vest on May 30, 2009 and the remaining 50% on May 30, 2011; and

•
$367,092 as recognition of six months amortization pertaining to 1 million options with an aggregate value of $1,223,630 granted on November 29, 2007 in accordance with the terms of the Company's stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month thereafter starting on January 1 2008.

Other Income and Expenses

During the six month period ending June 30, 2008, the Company's interest expense (included in other income and expenses) was reduced from $681,660 from that in the comparable period to $273,658, attributable to a substantial reduction of its bank debt in 2007.

Net Loss

As a combined result of (1) the decrease in our operating expenses, and (2) the reduction in other income and expenses, our net loss for the six months ended June 30, 2008, was $3,074,685, compared to a net loss of $4,425,022 for the six months ended June 30, 2007 and the related cash used in operating activities in the six months ended June 30, 2008, was $221,168, compared to cash used of $1,962,751 for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $102,498 of cash on hand and a working capital deficiency of $14,192,442. The Company is currently in the process of seeking to raise additional funds from equity and/or debt financing. The Company believes that its cash on hand as at June 30, 2008, and the funds it expects to raise from additional equity and/or debt financing, and its future revenues from its new products currently entering the market will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months.

On July 30, 2008 the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Evolution Limited (“Accelera”), an Asian-based investment fund. The Company issued Accelera a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

The proceeds from the transaction will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

The foregoing description of the Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited does not purport to be complete and is qualified in its entirety by reference to the Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited, which was attached as Exhibit 10.2 to the Form 8-K filed on August 8, 2008, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2008 the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Evolution Limited (“Accelera”), an Asian-based investment fund. The Company issued Accelera a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

The proceeds from the transaction will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

The foregoing description of the Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited does not purport to be complete and is qualified in its entirety by reference to the Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited, which was attached as Exhibit 10.2 to the Form 8-K filed on August 8, 2008, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ____ day of August, 2008

SINOBIOMED INC. (Registrant)
By:
Ban Jun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

	President, CEO and Director	August 14, 2008
Ban Jun Yang

	Secretary, Treasurer and Director	August 14, 2008
Ka Yu

	Chief Financial Officer	August 14, 2008
Asher Zwebner