Form 10-Q
period 2008-09-30
SINOBIOMED INC
filed 2008-11-19
CIK 1335112

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 333-128399

SINOBIOMED INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1945139
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Lane 4705, No. 58, North Yang Gao Rd. Pudong New Area Shanghai China	201206
(Address of Principal Executive Offices)	(Zip Code)
011-86-21-58546923 (Registrant's Telephone Number, Including Area Code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                   Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, $0.0001 par value	131,422,086

ii

iii

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

ITEM 1. FINANCIAL STATEMENTS
SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited - Prepared by Management

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern
	September 30	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$346,731	$64,866
Cash - restricted (Note 3)	197	184
Accounts receivable (Note 4)	69,766	48,071
Inventory (Note 6)	1,211,039	893,402
Prepaid expenses and deposits	198,063	428,841
Total current assets	1,825,796	1,435,364

Fixed assets (Note 7)	6,529,246	6,658,831

Total assets	$8,355,042	$8,094,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8 and 9)	$6,492,158	$7,105,118
Accounts payable	991,679	824,706
Interest payable	2,424,208	1,918,408
Unearned revenue	317,071	170,471
Shareholder loans (Note 10)	3,883,528	2,176,526
Other current liabilities	2,047,781	1,986,284
Total current liabilities	16,156,425	14,181,513

Convertible debentures (Note 11)	350,000	-
Total liabilities	16,506,425	14,181,513

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 8, 9, 10, 11, 12, 13, 15, 17 and 19)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 14)
Authorized 250,000,000 shares at par value of $ 0.0001 each Issued and outstanding 131,422,086 shares (2007 - 131,312,086)	13,143	13,132
Additional paid-in capital	29,084,356	26,127,797
Accumulated (deficit)	(35,476,143)	(30,761,870)
Accumulated other comprehensive income (loss)	(1,772,739)	(1,466,377)
Total stockholders' (deficit)	(8,151,383)	(6,087,318)

Total liabilities and stockholders' (deficit)	$8,355,042	$8,094,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

REVENUE
Sales	$293,853	$221,975	$827,174	$784,472
Cost of goods sold	239,166	111,043	473,029	499,829
Gross profit	54,687	110,932	354,145	284,643
Other income	99,124	33,142	582,079	190,188
	153,811	144,074	936,224	474,831

EXPENSES
Advertising and promotion	67	562	575	3,227
Depreciation	53,557	45,099	161,056	89,709
General and administration	344,990	616,453	1,195,055	2,226,892
Repairs and maintenance	11,029	13,980	37,147	31,879
Research and development	76,793	246,252	264,531	942,396
Salaries and benefits	156,194	177,209	521,992	448,469
Stock-based compensation (Note 15)	928,570	733,612	2,762,886	1,887,222
Travel	19,804	117,694	65,965	256,114
Total expenses	1,591,004	1,950,861	5,009,207	5,885,908

Net (loss) for the period from operations	(1,437,193)	(1,806,787)	(4,072,983)	(5,411,077)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 8, 9 and 10)	(121,980)	(151,632)	(395,638)	(833,292)
Gain on forgiveness of interest on debt	-	2,284,194	-	2,284,194
(Losses) on loans and guarantees to other parties (Note 5)	(80,415)	(36,758)	(245,652)	(183,869)
Net income (loss) for the period before minority interests	(1,639,588)	289,017	(4,714,273)	(4,144,044)

Minority interest in loss for the period	-	-	-	8,039

Net income (loss) for the period	$(1,639,588)	$289,017	$(4,714,273)	$(4,136,005)

Other comprehensive income (loss)
Foreign currency translation	$909	(78,658)	$(306,362)	(524,696)

Comprehensive income (loss)	(1,638,679)	$210,359	(5,020,635)	$(4,660,701)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)	$0.00	$(0.04)	$(0.03)

Weighted average number of common stock outstanding	131,422,086	126,478,571	131,412,852	136,622,638

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Cash from (used in) operating activities:
Net (loss)	$(1,639,588)	$289,017	$(4,714,273)	$(4,136,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205,647	194,086	619,016	569,887
Loss on disposition of fixed assets	-	145	-	6,844
Imputed interest expense on shareholders' loans	50,999	30,086	135,934	86,419
Minority interest in net income (loss)	-	-	-	(8,039)
Shares issued for services	28,875	-	57,750	85,400
Stock-based compensation	928,570	733,612	2,762,886	1,887,222
Gain on foregiveness of interest on debt		(2,284,194)		(2,284,194)
Net change in operating assets and liabilities:
Accounts receivable	327,652	103,907	(21,695)	54,935
Inventory	50,490	(349,306)	(317,637)	(249,186)
Prepaid expenses and deposits	(75,680)	(685,688)	230,778	(759,193)
Accounts payable	(31,763)	74,881	166,973	306,550
Interest payable	156,688	(334,903)	505,800	294,177
Unearned revenue	51,584	83,602	146,600	86,635
Other current liabilities	(198,677)	673,603	61,497	624,645

Net cash (used in) from operating activities	(145,203)	(1,471,152)	(366,371)	(3,433,903)

Cash (used in) investing activities:
Purchases of fixed assets	(24,995)	(27,206)	(41,942)	(120,633)
Proceeds of disposition of fixed assets	-	-	-	3,911

Net cash (used in) investing activities	(24,995)	(27,206)	(41,942)	(116,722)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	-	-	(499,683)
Repayments of loans by unrelated parties		403		650,798
Share subscriptions received	-	6,407,500	-	16,577,501
Finders fees paid in cash	-	(488,500)		(1,360,375)
Short-term loans received	-	180,794		924,700
Repayments of short-term loans	-	(3,854,286)	(1,057,601)	(13,136,238)
Proceeds of convertible debentures received	350,000		350,000
Loans received from shareholders	80,409		1,563,119	898,693
Repayments of loans from shareholders		(463,935)	(20,800)	(956,415)

Net cash from (used in) financing activities	430,409	1,781,976	834,718	3,098,981

Effect of other comprehensive income (loss) on cash	(15,781)	(677,864)	(144,527)	(797,639)

Increase (decrease) in cash	244,430	(394,246)	281,878	(1,249,283)

Cash, beginning of period	102,498	1,291,243	65,050	2,146,280

Cash, end of period	$346,928	$896,997	$346,928	$896,997

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$(1,466,377)	$(30,761,870)	$(6,087,318)

Issue of shares for services	110,000	11	57,739	-	-	57,750
Stock-based compensation	-	-	917,158	-	-	917,158
Imputed interest on shareholders' loans	-	-	35,828	-	-	35,828
Net (loss) for the period	-	-	-	(194,382)	(1,858,906)	(2,053,288)

Balance March 31, 2008	131,422,086	$13,143	$27,138,522	$(1,660,759)	$(32,620,776)	$(7,129,870)

Stock-based compensation	-	-	917,158	-	-	917,158
Imputed interest on shareholders' loans	-	-	49,107	-	-	49,107
Net (loss) for the period	-	-	-	(112,889)	(1,215,779)	(1,328,668)

Balance June 30, 2008	131,422,086	$13,143	$28,104,787	$(1,773,648)	$(33,836,555)	$(7,492,273)

Stock-based compensation	-	-	928,570	-	-	928,570
Imputed interest on shareholders' loans	-	-	50,999	-	-	50,999
Net (loss) for the period	-	-	-	909	(1,639,588)	(1,638,679)

Balance September 30, 2008	131,422,086	$13,143	$29,084,356	$(1,772,739)	$(35,476,143)	$(8,151,383)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $35,476,143 and has negative working capital and a stockholders’ deficit as of September 30, 2008, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $9,210.

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $5,452,369 receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $245,652 has been charged to income in the nine months ended September 30, 2008 (2007 - $223,049) in respect of the provision. The increase in the amount of the loan receivable and the corresponding provision from year to year arises due to the interest accruing on the debt guaranteed. Under the terms of the guarantee agreements, the other companies had until December 31, 2007 to pay the Company, but nothing has been paid.

The Company has fully provided for $14,303 of additional loans receivable from sales agents and employees. $823 has been charged to expense in the nine months ended September 30, 2008 (2007 - $700 recovery) in respect of the provision.

The Company has fully provided for $136,446 of loans receivable from minority shareholders of Wanxing Cosmetic.

6. INVENTORY

Inventory consists of the following:

	September 30, 2008	December 31, 2007

Raw materials	$163,560	$74,007
Goods in process	809,556	550,198
Finished goods	237,923	269,197

	$1,211,039	$893,402

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

7. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2008	December 31, 2007

Buildings	$6,646,817	$6,220,810
Climate control equipment	1,350,997	1,265,923
Computer software	2,045	1,917
Land license	2,454,480	2,299,920
Manufacturing equipment	2,286,854	2,119,775
Office furniture and equipment	176,049	156,532
Other equipment	31,365	29,048
Road	36,776	34,460
Vehicles	748,679	701,535

	13,734,062	12,829,920
Less: Accumulated depreciation	7,204,816	6,171,089

	$6,529,246	$6,658,831

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements.
Name of Lender	Principal amount September 30, 2008	Principal amount December 31, 2007	Due date	Interest rate Not due/ overdue	Security (1)

China Construction Bank	$1,928,520	$1,957,670	October 16, 2004	5.31% / 7.56%	Building mortgage	(2)
Shenzhen Development Bank	818,160	766,640	June 6, 2005	6.372%/9.56%	Guarantee
Industrial Bank	2,693,558	3,395,128	December 19, 2005	6.138% / NA	Guarantee	(3)
Zheda Haina S&T Holding	613,620	574,980	-	-		(4)
Luoyang Zonghong	438,300	410,700	-	-
	$6,492,158	$7,105,118

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,652,500 (25,000,000 Chinese yuan) plus interest. The Company’s debt to the Industrial Bank arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectibility in the full amount of the receivable (Note 5).

(2)	Buildings with carrying value of $3,849,637 have been mortgaged as security.
(3)
A payment on the Industrial Bank loan in the nine months ended September 30, 2008 was provided by the minority shareholder of Wanxing Bio-Pharmaceuticals pursuant to a guarantee provided by the minority shareholder. The corresponding debt to the minority shareholder is included in Shareholder Loans (Note 10).

(4)	The debt to Zheda Haina arose upon the payment by Zheda Haina of part of the Company’s loan from Shenzhen Development Bank pursuant to guarantees provided to the bank by Zheda Haina in 2004.

The bank loans are all delinquent at September 30, 2008. The Company has been involved in litigation over some of its bank loans. Two of the suits have been settled, and a further one is outstanding as at September 30, 2008 as more fully described in Note 9.

On April 3, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 4 Million yuan (approximately $584,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1,200,000 yuan by June 30, 2008

On April 8, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the Industrial Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 3 Million yuan (approximately $438,000) by April 30, 2008, 10 Million yuan (approximately $1,461,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1 Million yuan by April 30, 2008 and another 600,000 yuan by June 30, 2008.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

9. LITIGATION

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,600,000 at September 30, 2008 exchange rates). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $US 730,000) before October 30, 2006, 3 million yuan (approximately $US 438,000) before March 20, 2007, 3 million yuan (approximately $US 438,000) before June 20, 2007, 3 million yuan (approximately $US 438,000) before September 20, 2007 and 3.8 million yuan (approximately $US 555,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 438,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan after September 30, 2007, and has defaulted on the payment due December 20, 2007.

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $3,883,528 do not bear interest. $1,962,972 payable to a minority shareholder of a subsidiary was due December 31, 2007, $500,000 is payable on demand, and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11. CONVERTIBLE DEBENTURES

On July 30, 2008 the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a subscription agreement dated June 30, 2008 between the Company and an Asian-based investment fund. The Company issued the subscriber a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share for the period ending on December 1, 2008. Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share for the period ending on July 1, 2010.

Interest is payable on the principal amount of the convertible debenture outstanding from the closing date at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

As at September 30, 2008 the Company has received $250,000 on a second $250,000 portion of the above financing. See also Note 19.

12.  RELATED PARTY TRANSACTIONS

The Company is indebted to a company related to a shareholder in the amount of $300,000 and to the minority shareholder of a subsidiary in the amount of $2,886,093, and to four individual shareholders in the aggregate amount of $697,435 for shareholders’ loans.

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

The Company has committed to purchase consulting services from a shareholder at the rate of $10,000 per month for five years from March 31, 2007. The Company is indebted to the shareholder in the amount of $120,000 at September 30, 2008 in respect of these fees.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of $136,165. The Company has provided an allowance for the full amount of this indebtedness (Note 5).

13. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of its operations in China and in the United States should it have operations in the United States. The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Nine months ended September 30, 2008
Loss for the period	$(4,714,273)
Average statutory tax rate in China	33%

Expected income tax provision	$(1,555,710)
Non-deductible stock-based compensation and imputed interest expenses	956,611
Tax basis of deferred expenses in excess of book cost	180,260
Unrecognized tax losses	418,840

Income tax expense	$—

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Significant components of deferred income tax assets are as follows:

September 30, 2008
Operating losses carried forward	4,400,486
Excess of tax basis over book cost of deferred expenses in China	$4,927,525
Valuation allowance	(9,328,011)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $13,335,000 which will expire in 2013 if not utilized.

14. COMMON STOCK

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008. The Company recognized an issue price for the shares of $0.525 per share, reflecting a discount from market price on that date due to there being a hold period before the shares can be sold.

Warrants outstanding and exercisable as of September 30, 2008 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$ 0.33	300,000	December 1, 2008
$ 1.25	1,012,334	May 14, 2009
$ 1.75	4,061,500	May 14 to May 30, 2009
$ 2.00	2,624,400	September 11, 2009
$ 2.00	274,169	December 5, 2009
	8,272,403

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

On May 30, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.90 per share. 500,000 of 1,000,000 options will vest on June 1, 2009 with the reminder to vest on June 1, 2011. On August 31, 2008 the Company re-priced these options to an exercise price of $0.50, with all other terms of the options remaining as they were.

On November 29, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.67 per share. 50,000 of 1,000,000 options vested on November 29, 2007 with the reminder to vest in equal monthly proportions on the first day of each of the next 19 months. On August 31, 2008 the Company re-priced these options to an exercise price of $0.50, with all other terms of the options remaining as they were.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2008	8,000,000	0.50	0.825	$-
Options granted:	-
Options Outstanding, September 30, 2008	8,000,000	0.50	0.68	$-

Compensation cost related to options to vest in the future will be recognized as the related options vest. Outstanding options vest as follows:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Vested at	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
September 30, 2008 and earlier	0.50	6,200,000	0.50		$-
Remainder of 2008	0.50	450,000	0.50	$278,080	-
2009	0.50	850,000	0.50	827,594	-
2010	0.50	-	0.50	258,141	-
2011	0.50	500,000	0.50	107,559	-
		8,000,000			-

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, January 1, 2008	4,650,000	$4,037,450	-
Non-vested options outstanding, September 30, 2008	1,600,000	$740,800	0.46
Options vested in nine months ended September 30, 2008	3,050,000	$2,201,000	$0.825

If not previously exercised or canceled, options outstanding at September 30, 2008 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending December 31,
2012	0.50	0.50	8,000,000	0.50

The fair values of the options repriced in August 2008 were estimated at values of $0.44 per share (May 30, 2007 grant), and $0.45 (November 29, 2007 grant) using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	May, 2007	November, 2007
Volatility:	104.3%	104.3%
Risk-free interest rate:	2.06%	2.06%
Dividend yield:	—	—
Expected lives (years):	3.75	4.25

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

16. OTHER INCOME

Other income includes $164,680 in government grant revenue to support clinical trials of the Company’s malaria vaccine and $400,000 contract revenue from hiring out part of the Company’s research and manufacturing facilities and staff to another company.

17. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,607,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine, an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,922,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2008.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Revenues	Net loss (income)	Total assets
Pharmaceuticals	$856,296	$1,527,292	$7,764,700
Cosmetics	552,957	(155,924)	476,483
Parent company administration		3,342,905	113,859
Total consolidated	$1,409,253	$4,714,273	$8,355,042

19. SUBSEQUENT EVENTS

On October 2, 2008 the Company entered into a Corporate Consulting Services Agreement dated effective September 1, 2008 to appoint a new Chief Financial Officer. The term of the Agreement is for a period of three years and shall renew automatically for subsequent one-year periods unless notice not to renew is given by either party in writing at least 60 calendar days prior to the end of the term. As compensation for his services as the Company’s CFO, the Company shall pay to the CFO a monthly salary of US$5,000, which will become $15,000 per month should the Company succeed in completing a private placement of shares for $5,000,000 or greater. Also on October 2, 2008 the Company agreed to grant 500,000 stock options to the CFO at an exercise price of US$0.50 per share which options shall expire five years from the grant date. 5% of the options vested immediately and another 5% will vest at the start of each of the subsequent 19 months.

On November 11, 2008 the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a subscription agreement between the Company and an Asian-based investment fund. The Company issued the fund a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants and 1,500,000 common share purchase piggyback warrants. Each warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share for the period ending on December 1, 2008. Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share for the period ending on July 1, 2010.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

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

During the nine months ended September 30, 2008, Shanghai Wanxing was approved to receive grants from government funding of RMB 9 million (US$1.24 million) to continue the clinical trial of its recombinant malaria vaccine and advance its development with partner Second Military Medical University (“SMMU”). This government funding has been delayed until the end of the year.

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

Results of Operations

The Company has revenues from the Wanferon/Wanferin product line, aFGF, and the cosmetics products in the nine months ended September 30, 2008. Shanghai Wanxing is involved in a dispute with the company which manufactures the Leflunomide product under license. Should this dispute not be resolved, we may not realize further sales of the Leflunomide product. The Company also sells a relatively small amount of reagent, which is a product completed only to the stage where it can still be made into various different recombinant protein based pharmaceutical products.

Wanferon/Wanferin and interferon reagent sales accounted for $200,708 of sales revenue and $90,879 of cost of sales in the nine months ended September 30, 2008, as compared to $329,152 of sales revenue and $267,307 of cost of sales in the nine months ended September 30, 2007. The market for this product line is very competitive, and selling prices and volume have been decreasing through the 2006, 2007 years and to date in 2008 due to increased competition.

There has been no sales of the Leflunomide product and therefore no revenue or costs attributable to the product for the three months ended September 30, 2008.

aFGF sales accounted for $73,509 of sales revenue and $118,505 of cost of sales in the nine months ended September 30, 2008. There was no sales revenue or cost of sales of aFGF in the nine months ended September 30, 2007 as the product was awaiting regulatory approval at the time.

Cosmetics sales accounted for $552,957of sales revenue and $258,714 of cost of sales in the nine months ended September 30, 2008, as compared to $142,094 of sales revenue and $104,055 of cost of sales in the nine months ended September 30, 2007.

Operating Expenses

Operating expenses decreased from $5,885,908 for the nine months ended September 30, 2007 to $5,009,207 for the nine months ended September 30, 2008. This decrease was primarily due to (1) a decrease in General and Administrative expenses charged to operations due to the closure of the manufacturing facility for government inspection and recertification for most of the nine months ended September 30, 2007, which resulted in far less expense charged to cost of goods manufactured in 2007 than would otherwise have been charged, and (2) reduction in research and development activity so far in 2008, partly offset by (3) an increase in expenses relating to Stock-Based Compensation on options issued to employees and consultants .

Stock-based compensation

Stock-based compensation expense of $2,762,886 was recognized in the nine months ended September 30, 2008 compared to $1,887,222 in the comparable period in the previous year. The expense represents:
•
$2,045,415 as recognition of nine months amortization of 6,000,000 options with an aggregate value of $4,545,364 granted on March 1, 2007 in accordance with the Company’s stock option and incentive plan. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month until October 1, 2008;

•
$156,834 as recognition of nine months amortization pertaining to 1 million options with an aggregate value at time of grant of $828,928, granted on May 30, 2007 in accordance with the terms of the Company's stock option and incentive plan. These options were re-priced and revalued on August 31, 2008. Under the terms of the grant, 50% of the options will vest on May 30, 2009 and the remaining 50% on May 30, 2011; and

•
$560,637 as recognition of nine months amortization pertaining to 1 million options with an aggregate value at time of grant of $1,223,630, granted on November 29, 2007 in accordance with the terms of the Company's stock option and incentive plan. These options were re-priced and revalued on August 31, 2008. Under the terms of the grant, 5% of the options vested immediately and another 5% vest on the first day of each subsequent month thereafter starting on January 1 2008.

Other Income and Expenses

During the nine month period ending September 30, 2008, the Company's interest expense (included in other income and expenses) was reduced from $833,292 in the comparable period to $395,638, attributable to a substantial reduction of its bank debt in 2007.

Net Loss

As a combined result of (1) the decrease in our operating expenses, (2) the reduction in other income and expenses, and (3) the increase in stock-based compensation expense our net loss for the nine months ended September 30, 2008, was $4,714,273, compared to a net loss of $4,136,005 for the nine months ended September 30, 2007 and the related cash used in operating activities in the nine months ended September 30, 2008, was $366,371, compared to cash used of $3,433,903 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had $346,928 of cash on hand and a working capital deficiency of $14,330,629. The Company is currently in the process of seeking to raise additional funds from equity and/or debt financing. The Company believes that its cash on hand as at September 30, 2008, and the funds it expects to raise from additional equity and/or debt financing, and its future revenues from its new products currently entering the market will enable the Company to meet its working capital needs and its debt service requirements for the following 12 months.

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

The proceeds from the transaction have been or will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

On November 11, 2008 the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Ventures Ltd. (“Accelera”), an Asian-based investment fund. The Company issued Accelera a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants (each a “Warrant”) and 1,500,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

The proceeds from the transaction have been or will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

The Chinese Renminbi yuan (“RMB”) is the functional currency of Sinobiomed and its operating subsidiary, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.; and therefore, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company.

The value of the Renminbi yuan, against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi yuan into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi yuan to the U.S. dollar. Under the new policy, the Renminbi yuan is permitted to fluctuate within a band against a basket of certain foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi yuan against the U.S. dollar. Since the adoption of this new policy, the value of Renminbi yuan against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has continued to strengthen against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi yuan against the U.S. dollar.

Since all sales revenue and expenses of the operating subsidiary company are denominated in RMB, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary company attributable to the Company.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, through Shanghai Wanxing, has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $US 2,600,000 at September 30, 2008 exchange rates). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $US 730,000) before October 30, 2006, 3 million yuan (approximately $US 438,000) before March 20, 2007, 3 million yuan (approximately $US 438,000) before June 20, 2007, 3 million yuan (approximately $US 438,000) before September 20, 2007 and 3.8 million yuan (approximately $US 555,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $US 438,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan after September 30, 2007, and has defaulted on the payment due December 20, 2007.

Other than the above mentioned litigation and settlement agreements, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 1A. RISK FACTORS

An investment in the Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

Risks Related to the Company

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

Shanghai Wanxing generates a significant portion of its revenues from sales of its Wanferon/Wanferin products. We expect that sales of Wanferon/Wanferin will continue to comprise a substantial portion of our revenues in the near future. A decrease in Wanferon/Wanferin sales would most likely have an adverse affect on our financial results. Shanghai Wanxing also generates a significant portion of its revenues from its cosmetic sales of its skin care products produced by its majority-owned subsidiary Shanghai Wanxing Bio-science Cosmetic Co., Ltd.

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

Competitors may develop and market biopharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

We are controlled by a small number of shareholders and their affiliated entities and their interests may not be aligned with the interests of our other shareholders.

Our directors and executive officers and their affiliates collectively control approximately 34% of our outstanding common shares as of September 30, 2008. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

If we are unable to obtain the regulatory approvals or clearances that are necessary to commercialize our products, we will have less revenue than expected.

China and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of bio-pharmaceutical products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;
•	any competitive advantages of the products could be diminished; and
•	revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market. Any marketed product and its manufacturer, including us, will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

We rely on vendors to supply ingredients for our products.

Regulatory authorities also periodically inspect manufacturing facilities, including third parties who provide ingredients to us, and may challenge their quality, qualifications or competence. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards and make quality products. We do not have control over our vendors’ compliance with these requirements. Failure to comply with regulatory requirements can result in sanctions, fines, delays, suspension of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and criminal prosecutions.

If we are unable to obtain sufficient supplies of ingredients, if climatic or environmental conditions adversely affect them or if they increase significantly in price, our business would be seriously harmed. If any of our current or future third-party suppliers cease to supply products in the quantity and quality we need to produce our products, or if they are unable to comply with applicable regulations, the qualification of other suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs. As a result, we may not be able to obtain the necessary ingredients used in our products in the future on a timely basis, if at all. This would negatively affect our business.

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

We are a small company with approximately 93 full-time employees as of September 30, 2008, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel it could significantly impede the achievement of our research and development objectives and delay our product development programs and the approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. We have entered into employment agreements with our senior staff. The employment agreements do not ensure that we may be able to retain the services of our executive officers for an indefinite period of time in the future. In addition, recruiting and retaining qualified scientific, technical and managerial personnel and research partners will be critical to our success. Competition among biopharmaceutical and biotechnology companies for qualified employees in China is intense and turnover rates are high. There is currently a shortage of employees in China with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our product candidates in a timely manner.

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

We may face difficulties in achieving and maintaining widespread market acceptance for our biopharmaceutical products and any future biopharmaceutical product candidates.

If any of our products or product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

The commercial success of any of our products or product candidates for which we obtain marketing approval from regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;
•	the relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	limitations or warnings contained in a product’s approved labeling;
•	availability of alternative treatments, including, a number of competitive products already approved or expected to be commercially launched in the near future;
•	pricing and cost effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	our ability to obtain sufficient third-party coverage or reimbursement; and
•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

If any of our products or approved product candidates do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Moreover, even if any of our products or product candidates receive marketing approval, we or others may later identify undesirable side effects caused by the product, and in that event a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate and could substantially increase the costs of commercializing our other products or product candidates.

We may have difficulties in developing future biopharmaceutical products.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication we must demonstrate with substantial evidence gathered in well-controlled clinical trials and to the satisfaction of regulatory authorities that the product candidate is safe and effective for use for that target indication.

Despite our efforts, our product candidates may not:

•	offer therapeutic or other improvement over existing, comparable drugs;
•	be proven safe and effective in clinical trials;
•	meet applicable regulatory standards;
•	be capable of being produced in commercial quantities at acceptable costs; or
•	be successfully commercialized.

Positive results in preclinical studies of a product candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a product candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical trials may not be predictive of the results we may obtain in later stage trials. Our preclinical studies or clinical trials may produce negative or inclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials.

Undesirable side effects caused by our product candidates could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any property or casualty insurance coverage for our facilities or business liability insurance coverage for our operations. If we incur any losses, we will have to bear those losses without any assistance. As a result, we may not have sufficient capital to cover material damage to, or the loss of, our manufacturing facilities due to fire, severe weather, flood or other causes, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

Risk Related to our Stock

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

There are substantial risks of lack of liquidity and volatility risks.

Currently, the Company’s common stock is quoted in the OTC Bulletin Board (the “OTCBB”) market under the symbol “SOBM”. The liquidity of our common stock may be very limited and affected by its limited trading market. The OTCBB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic.  As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of its fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

We are a holding company and rely on the receipt of dividends from our operating subsidiaries. We may encounter limitations on the ability of our subsidiaries to pay dividends to us.

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries. Our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in China. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the Share Purchase Agreement. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

A recent campaign imposed by the Chinese government against the export of unsafe and substandard products, could hinder our ability to export our products internationally.

In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve “100 percents”. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for certain Chinese consumer products. If we seek to export our products in the future, we may experience significant delays in obtaining export clearances.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting, and attestation of this assessment by the public company’s independent registered public accountants. We believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

In addition to patents, we rely on trade secrets and proprietary know-how to protect our intellectual property. We have entered into confidentiality agreements (which include, in the case of employees, non-competition provisions) with the majority of our employees and all our advisors. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary information. In addition, it is possible that third parties could independently develop proprietary information and techniques substantially similar to ours or otherwise gain access to our trade secrets.

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

We may have difficulty establishing adequate management, legal and financial controls in China.

PRC companies historically have not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet standards required of U.S. public companies. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

In the last 20 years, despite a process of devolution of regulatory control to provincial and local levels and resulting economic autonomy and private economic activities, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision to adjust economic policies or even to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our Chinese subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax, or the new EIT Law, which became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

Under the new EIT Law, an enterprise established outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of China.

Most of our management is currently based in China. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

It may be difficult to effect service of process and enforcement of legal judgments upon our subsidiaries and some of our officers and directors because they reside outside the United States.

Our operating subsidiaries are presently based in China and some of our directors and officers reside in China, service of process on our operating subsidiaries and such directors and officers may be difficult to effect within the United States.  Also, substantially all of our subsidiaries’ assets are located in China and any judgment obtained in the United States against our subsidiaries may not be enforceable outside the United States.

Since all of our subsidiaries’ assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Our subsidiaries’ assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

We are required to be in compliance with the registered capital requirements of the PRC.

Under the company law of China, the combined company will be required to contribute a certain amount of “registered capital” to its wholly owned subsidiary. By law, the Company’s subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of the subsidiaries’ registered capital, and between 5% and 10% of its after tax net income, as determined by the subsidiaries’ board of directors, into a public welfare fund. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

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

The proceeds from the transaction have been or will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

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

On November 11, 2008 the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Ventures Ltd. (“Accelera”), an Asian-based investment fund. The Company issued Accelera a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants (each a “Warrant”) and 1,500,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

The proceeds from the transaction have been or will be used to fund the business of Sinobiomed Inc. and for general corporate purposes.

The foregoing description of the Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd. does not purport to be complete and is qualified in its entirety by reference to the Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd., which is attached hereto as Exhibit 10.1, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On August 31, 2008, the Board of Directors of the Company unanimously approved to: (i) amend the exercise price of the 1,000,000 stock options granted to the Company’s employees on May 30, 2007 be reducing the exercise price of such stock options from $1.90 per share to $0.50 per share; and (ii) amend the exercise price of the 1,000,000 stock options granted to two of the Company’s directors on November 29, 2007 by reducing the exercise price of such stock options from $1.90 per share to $0.50 per share.

On October 2, 2008, the Board of Directors unanimously approved and granted in aggregate 500,000 stock options to the Company’s new CFO, Mr. Lionel Choong having an exercise price of $0.50 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 5% on the date of grant and 5% on the first day of each month thereafter beginning on November 1, 2008.

On November 11, 2008 the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Ventures Ltd. (“Accelera”), an Asian-based investment fund. The Company issued Accelera a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants (each a “Warrant”) and 1,500,000 common share purchase piggyback warrants (each a “Piggyback Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share (each a “Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008 (the “Warrant Exercise Period”). Each Piggyback Warrant, which will only be available for exercise by the holder thereof if the Warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share (each a “Piggyback Warrant Share”) for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010 (the “Piggyback Warrant Exercise Period”).

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears. Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

ITEM 6. EXHIBITS

(b)	Exhibit List

	10.1	Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd.

	10.2	Share Purchase Warrant Certificate for up to 750,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd.

	10.3	Share Purchase Piggyback Warrant Certificate for up to 1,500,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd.

	31.1	Certificate pursuant to Rule 13a-14(a)

	31.2	Certificate pursuant to Rule 13a-14(a)

	32.1	Certificate pursuant to 18 U.S.C. §1350

	32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2008

SINOBIOMED INC. (Registrant)
By: /s/ Banjun Yang
Banjun Yang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Banjun Yang	President, CEO, and Director	November 19, 2008
Banjun Yang

/s/ Ka Yu	Secretary, Treasurer and Director	November 19, 2008
Ka Yu

/s/ Lionel Choong	Chief Financial Officer	November 19, 2008
Lionel Choong