Form 10-K
period 2010-12-31
SINOBIOMED INC
filed 2011-03-31
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2008, 2009 and 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                                                to

Commission File Number:       333-128399

SINOBIOMED INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 4304, 43/F China Resources Building	HKSAR
26 Harbour Road, Wan Chai	(Zip Code)
Hong Kong HKSAR
(Address of principal executive offices)

011-852-2511-0238
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None
Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.0001 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No*
*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at June 30, 2010 – 119,138,254 shares of common stock X $0.10 = $11,913,825.40

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

226,971,586 shares of common stock as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

USE OF NAMES

In this annual report, the terms “Sinobiomed,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Sinobiomed Inc. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs;
•	the operation of our business; and
•	general economic conditions in the United States and China.

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

v

PART I

ITEM 1. BUSINESS

Year of Organization and Former Business

Sinobiomed Inc., (hereafter the “Company”) was incorporated under the name CDoor Corp. in Delaware on November 18, 2004.  On March 2, 2007, the Company changed its name to “Sinobiomed, Inc.”.

Formerly the Company was a development stage company that owned a United States patent (patent No. 5,074,073) (the “Patent”) for a “Car Door Safety Feature Device”.  The Patent was a safety feature related to the development of an injury-preventing system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a person’s hand, finger or leg.  The Company’s principal business plan was to develop a prototype of the Patent and then manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the safety system.

Corporate Development and Current Business

Following a change of management that occurred on November 2, 2006, the Company determined to change its business plan from the development of the Car Door Safety Feature Patent and began focusing on the Chinese biopharmaceutical industry.

On January 12, 2007, the Company carried out a reverse merger by completing a share purchase agreement, dated December 21, 2006, (the “Share Purchase Agreement”) with Wanxin Bio-Technology Limited (“Wanxin”) and all the shareholders of Wanxin whereby the Company acquired 100% of the issued and outstanding shares in the capital of Wanxin (the “Wanxin Capital”), through the issuance of 1,750,000 (pre forward stock split) shares of Common Stock of the Company in aggregate to the shareholders of Wanxin on a pro rata basis in accordance with each Wanxin shareholders’ percentage of ownership in Wanxin. 95 percent of the voting stock of the former majority shareholder of the Company were surrendered to the Company for cancellation and return to the treasury such that voting control of the Company was obtained by the former stockholders of Wanxin.  A copy of the share purchase agreement was attached as Exhibit 10.1 to the Form 8-K/A-1 filed on January 16, 2007, and incorporated herein by reference.

At an annual meeting of the stockholders of the Company held on March 1, 2007, the stockholders voted to complete a forward stock split of forty for one of the Company’s common stock with an effective date of March 2, 2007.

Wanxin is the sole shareholder of Manhing Enterprises Limited, a company organized under the laws of Hong Kong, and Manhing Enterprises Limited is the registered owner of 82% of the capital of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd (“Shanghai Wanxing”).  In addition, Shanghai Wanxing is the registered owner of 50.33% of the capital of Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”).

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

Under the Equity Transfer Contract, all the equity owners of Suzhou Boai were to transfer all of their equity to Shanghai Wanxing, except for one equity owner who was to retain a 10% interest, in exchange for an aggregate Transfer Fee of RMB18 million (approximately $2.4 million).

The Transfer Fee, the final determination of which was subject to a due diligence report, was to be two times the authorized capital of Suzhou Boai (RMB18 million, or approximately $2,400,000).  Shanghai Wanxing was to pay: (i) 30% of the Transfer Fee (RMB5.4 million, or approximately $720,000) three days after signing the Equity Transfer Contract, which was already paid as of August 7, 2007; (ii) 55% of the Transfer Fee (RMB9.9 million, or approximately $1,320,000) one week after registration of the equity alteration; and (iii) 15% of the Transfer Fee (RMB2.7 million, or approximately $360,000) a half year after registration of the equity alteration.  After receiving 30% of the Transfer Fee, which was already paid, the equity owners of Suzhou Boai were responsible for obtaining government administrative approval and registering the equity alteration.

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

As of February 3, 2008, Suzhou Boai and the former owners returned the full RMB 2.8 million to Shanghai Wanxing as agreed under the Cancellation Agreement.

The foregoing description of the Cancellation Agreement does not purport to be complete and is qualified in its entirety by reference to the Cancellation Agreement, which was attached as Exhibit 10.1 to the Form 8-K/A-2 filed on March 31, 2008, which is incorporated herein by reference.

Business of Shanghai Wanxing

Shanghai Wanxing is a Chinese developer of genetically engineered recombinant protein drugs and vaccines, based in Shanghai. For more detailed information about the business of Shanghai Wanxing, please refer to the Form 8-K/A-1 filed with the SEC on EDGAR on January 16, 2007 as well as the Form 10-K filed with the SEC on EDGAR on April 14, 2008.

Abandonment of Shanghai Wanxing

On 27 March 2009 at Wanxing offices in Shanghai, the China Construction Bank visited Shanghai Wanxing with their bailiff and announced the intention to seize assets charged to them under terms of bank loans to Shanghai Wanxing and as affirmed by court order. The bank subsequently executed the seizure of books and records of the Shanghai Wanxing and Wanxing Cosmetic in 2010.

On June 5, 2009 the Company’s Board of Directors formally announced its decision to abandon its operating subsidiaries in China, Shanghai Wanxing and Wanxing Cosmetic, due to the following factors:
1.
The Company’s President and Chief Executive Officer, who was also general manager of the subsidiaries, resigned his positions with Sinobiomed Inc. but retained management control of the subsidiaries by virtue of his nominee’s status as Chief Representative of the subsidiaries, a legal status in China that is difficult to change without cooperation of the incumbent.

2.	The debt of the subsidiaries in China exceeded the value of the assets and the prospects for generating sufficient cash flow to repay the debt were doubtful.
3.	Assets of the subsidiaries were subject to seizure order as noted above.

In December, 2010, the Company completed the abandonment process by entering into a stock purchase and sale agreement (the “Purchase and Sale Agreement”) with China Nonferrous Metals Resource Geological Survey Inc. (“China Nonferrous”), a British Virgin Islands subsidiary of the owner of the 18% minority interest in Shanghai Wanxing, and Wanxin Bio-Technology Limited (“Wanxin BVI”), the Company’s wholly-owned British Virgin Islands subsidiary, pursuant to which the Company agreed to sell 100% of its equity interest in Wanxin BVI to China Nonferrous for an aggregate sale price of $200,000. The Purchase and Sale Agreement was completed on December 23, 2010. With the sale of Wanxin BVI, the Company also sold its indirect interest in Manhing Enterprises Ltd, the 100%- owned subsidiary of Wanxin BVI, which was registered owner of 82% of the shares of Shanghai Wanxing, which owned 50.33% of the shares of Shanghai Wanxing Bio-science Cosmetic Co Ltd. Although the Company had abandoned Shanghai Wanxing and Wanxing Cosmetic(the “Wanxing Group”) in early 2009, the Company had not done anything in the intervening period to transfer the legal registered ownership to any other party, and therefore the legal rights of the party with effective operational control of the Wanxing Group were uncertain. With the abandonment of the Wanxing Group having been irreversibly done almost two years prior, the transfer of formal ownership was the logical conclusion of the process. The only asset of Wanxin BVI and Manhing Enterprises at the time, other than registered legal ownership of the Wanxing Group, was $4,056 in cash held in a bank account.

The foregoing description of the terms of the Purchase and Sale Agreement is qualified by reference to the Purchase and Sale Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on December 22, 2010.

The abandonment and sale of Wanxin BVI is accounted for in the financial statements as a disposition of the subsidiaries for proceeds of $200,000 as of January 1, 2009.

Acquisition of Computer Server Assets

On December 10, 2010, the Company consummated an asset purchase agreement (the “Asset Purchase Agreement”), dated December 10, 2010, , pursuant to which the Company agreed to purchase eight computer servers and associated fixtures for 4,500,000 shares of the Company’s common stock.

The foregoing description of the terms of the Asset Purchase Agreement is qualified by reference to the Asset Purchase Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on December 15, 2010.

The Company believes that the acquisition of the assets will enable the Company to utilize such telecommunications infrastructure to pursue its new business direction of operating a secure data storage and processing environment and engaging in strategic partnerships in the areas of e-commerce, media and social networking.

Employees

Currently, the Company only has one full time employee, which is Mr. George Yu, President, CEO and a director of the Company.  Mr. Yu and the Company have entered into an executive employment agreement, dated September 1, 2010, pursuant to which, the Company is obligated to pay Mr. Yu an initial monthly base salary of $5,000, which will be increased to a monthly base salary of $10,000 per month if the Company raises at least $1,000,000 in aggregate financing during the 24-month term of Mr. Yu’s employment.  To December 31, 2010 the Company has accrued but not paid the $20,000 earned to date by Mr. Yu.  In addition, the Company, as required under the executive employment agreement, has granted Mr. Yu stock options to purchase 5,000,000 restricted shares of the Company’s common stock under the Company’s 2006 Stock Option and Incentive Plan at an exercise price of $0.03 per share. The options will vest on a monthly basis over a 24-month period and have an expiry date of September 1, 2015.

Loan Obligations

From December 2007 to June 2008, Mr. Ka Yu, our Secretary and a Director and a shareholder, loaned the Company a total of $65,000.  Mr. Yu forgave the loan effective December 31, 2009.

In 2007, a Singapore entity loaned $300,000 to the Company, which loan was non-interest bearing and had no set terms of repayment.  The Company and such Singapore entity agreed to convert the $300,000 of such indebtedness into shares of common stock of the Company at a price of $0.30 per share to be issued to the Singapore entity or its nominees, which was approved by the Company’s Board of Directors on April 21, 2009.  On February 17, 2010, the Company issued an aggregate of 1,000,000 shares of common stock to two nominees of such Singapore entity. In addition, a shareholder of the Singapore entity loaned the Company $40,000 in 2008, which loan remains outstanding.  There are no interest or repayment terms on the loan.

On July 30, 2008, the Company issued a convertible debenture to Accelera Evolution Limited in the amount of $100,000 having an interest rate of 8% per annum compounded quarterly, a maturity date of July 1, 2011 and a conversion price of $0.30 per share.

On November 11, 2008 the Company issued a convertible debenture to Accelera Ventures Ltd. in the amount of $250,000 having an interest rate of 8% per annum compounded quarterly, a maturity date of July 1, 2011, and a conversion price of $0.30 per share.

However, on April 20, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with Accelera Evolution Limited, whereby the parties agreed as follows:

1.
the conversion price contained the convertible debenture issued by the Company to Accelera Evolution Limited in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company to Accelera Ventures Ltd. in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, which was transferred from Accelera Ventures Ltd. to Accelera Evolution Limited and then such transfer was subsequently cancelled, is amended from $0.30 per share to $0.005 per share.

On April 20, 2010, Accelera Evolution Limited provided a conversion notice to the Company whereby Accelera Evolution Limited converted $100,000 plus accrued and unpaid interest thereon in the amount of $14,000 for a total of $114,000 at a conversion price of $0.003 per share.  On April 23, 2010, the Company issued 38,000,000 shares to Accelera Evolution Limited pursuant to the conversion notice.

On February 24, 2011, Accelera Ventures Ltd. provided a conversion notice to the Company whereby Accelera Ventures Ltd. converted $53,333 of accrued and unpaid interest thereon at a conversion price of $0.005 per share.  On March 18, 2011, the Company issued 10,666,666 shares to Accelera Ventures Ltd. pursuant to the conversion notice.  The principal amount of this convertible debenture remains outstanding.

In the year ended December 31, 2008, Mr. Michael Tan loaned a total of $561,370 to the Company. On December 6, 2010 the Company entered into a settlement and conversion of debt letter agreement, dated December 2, 2010 (the “Settlement and Conversion Agreement”), with Mr. Tan, whereby Mr. Tan agreed to convert the loan obligation of $561,370 owing to him from the Company into 10,000,000 shares of common stock.  On December 29, 2010, the Company issued the 10,000,000 shares of common stock to Mr. Tan which extinguished the indebtedness of $561,370 owing from the Company to Mr. Tan.

The foregoing description of the terms of the Settlement and Conversion Agreement is qualified by reference to the Settlement and Conversion Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on January 5, 2011.

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

ITEM 1A. RISK FACTORS

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at Room 4304, 43/F China Resources Building, 26 Harbour Road, Wan Chai, Hong Kong  HKSAR.

ITEM 3. LEGAL PROCEEDINGS

As at the date of this Form 10-K filing, there are no material pending legal proceedings to which we are a party or which any of our property is subject, and no director, officer, affiliate or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or beneficial owner, is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding.  Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

On 27 March 2009 at Wanxing offices in Shanghai, the China Construction Bank visited Shanghai Wanxing with their bailiff and announced the intention to seize assets charged to them under terms of bank loans to Shanghai Wanxing and as affirmed by court order. The bank subsequently executed the seizure of books and records of the Shanghai Wanxing and Wanxing Cosmetic in 2010.

According to the Shanghai Yangpu People’s Court order 131 (2009) dated November 13, 2009, a judgment was given to China Construction Bank Holding Ltd to "Seize, detain, freeze and transfer amount of Chinese renminbi currency 20,405,573 (equivalent to $3,139,319) or the other equal value of properties from Shanghai Wanxing Bio-pharmaceutical Ltd", the abandoned and subsequently sold indirect subsidiary of the Company.

Shanghai Yuancai LLP, legal counsel to Shanghai Wanxin, was engaged by CITIC Guo An Electric Company following the November 13, 2009 Court order becoming effective to deal with potential judgment.  Shanghai Yuancai LLP informed the Company that Shanghai Wanxing’s vehicles, property title and bank accounts were seized by several other China court orders.  On the basis of the Shanghai Yangpu People’s Court order 131 (2009) dated November 13, 2009, the actual legal seizure of accounting records occurred on March 30, 2010.  The delay of the final legal seizure of accounting records was due to the delay in enforcing the legal judgment within the Chinese legal system.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 250,000,000 shares of Common Stock, at a par value $0.0001 per share.  The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.  The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock.  Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Market Information

The Company’s Common Stock currently only trades on the OTC Pink operated by OTC Markets Inc. under the symbol “SOBM”.  The Company’s Common Stock commenced trading under this symbol on March 2, 2007, and previously traded under the symbol “CDCX” from July 28, 2006 until March 1, 2007, without any trading or volume.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Quarter Ended	High ($)	Low ($)
December 31, 2010	$0.07	$0.02
September 30, 2010	$0.28	$0.03
June 30, 2010	$0.16	$0.05
March 31, 2010	$0.06	$0.02
December 31, 2009	$0.06	$0.04
September 30, 2009	$0.08	$0.03
June 30, 2001	$0.15	$0.05
March 31, 2009	$0.12	$0.02
December 31, 2008	$0.24	$0.01
September 30, 2008	$0.77	$0.19
June 30, 2008	$0.69	$0.27
March 31, 2008	$1.09	$0.59
December 31, 2007	$2.86	$0.87
September 30, 2007	$3.76	$2.07
June 30, 2007	$2.25	$1.30
March 31, 2007	$1.35	$1.11

As of March 21, 2011, the Company’s Common Stock closed at price of $0.03.

Holders

As of March 21, 2011, there are 226,971,586 shares of Common Stock issued and outstanding held by 168 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,950,000	$0.046	14,050,000
Equity compensation plans not approved by security holders
Total	10,950,000	$0.046	14,050,000
Notes:
(1)
The Company’s Board of Directors adopted a stock option plan on November 3, 2006 and was subsequently ratified by the shareholders at the Annual Meeting of Shareholders held on March 1, 2007.  See below for details of this plan.

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

The Stock Option Plan is to be administered by our Board of Directors, which shall determine:

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

The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our Common Stock, originally not to exceed ten million (10,000,000) (after the forward stock split adjustment of 40 new shares for each one share effective March 2, 2007) shares of our Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan. On February 9, 2009, the Board of Directors of the Company approved an increase to the number of shares of common stock available under the Stock Option Plan from 10,000,000 shares of common stock to 25,000,000 shares of common stock.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an “Employee”) of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee’s employment by the Company is terminated.  If an Employee’s termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an Employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination.  To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

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

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee’s estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee’s estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee’s death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void.  However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder.  Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee’s lifetime except by the optionee or, in the event of the optionee’s legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Recent Sales of Unregistered Securities

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008.  The Company recognized an issue price for the shares of $0.525 per share, reflecting a 30% discount from market price on that date due to there being a hold period before the shares could be sold.

On July 30, 2008, the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Evolution Limited (“Accelera”), an Asian-based investment fund.  The Company issued Accelera a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our Common Stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants and 600,000 common share purchase piggyback warrants.  Each warrant entitled the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.33 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitled the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.37 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010.  None of the warrants were exercised, therefore all the warrants expired on December 1, 2008.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. Unpaid interest compounds quarterly on the due date.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

On November 11, 2008, the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Ventures Ltd. (“Accelera”), an Asian-based investment fund.  The Company issued Accelera a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our Common Stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants and 1,500,000 common share purchase piggyback warrants.  Each warrant entitled the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.33 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitled the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.37 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010. None of the warrants were exercised, therefore all the warrants expired on December 1, 2008.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. Unpaid interest compounds quarterly on the due date.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

On April 20, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with Accelera Evolution Limited, whereby the parties agreed as follows:

1.
the conversion price contained the convertible debenture issued by the Company to Accelera Evolution Limited in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company to Accelera Ventures Ltd. in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, which was transferred from Accelera Ventures Ltd. to Accelera Evolution Limited and then such transfer was subsequently cancelled, is amended from $0.30 per share to $0.005 per share.

On January 16, 2009, the Company issued 2,250,000 shares of common stock of the Company to one individual with respect to the conversion of a debt of $90,000 owing to such person as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit and the convertible debenture financing of an aggregate of $350,000 into shares of common stock of the Company at a conversion price of $0.04 per share.  The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On March 6, 2009, the Company issued 882,839 shares of common stock of the Company to three individuals with respect to the conversion of a debt of $441,420 owing to an entity in Singapore as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit as well as related expenses and monthly service fees, at a conversion price of $0.50 per share.  The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On April 29, 2009, the Company issued 5,000,000 units (each a “Unit”) to 2 offshore individuals/entities due to the closing of the Company’s private placement at $0.05 per Unit for total gross proceeds of $250,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.07 per warrant share until April 29, 2011.  The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.05 per Unit, the Company paid a cash finder’s fee in the amount of $16,500 to one individual in Hong Kong and $3,500 to one individual in Singapore.

On April 29, 2009, the Company issued 4,000,000 shares of common stock to 2 offshore individuals/entities due to the closing of the Company’s private placement at $0.05 per share for total gross proceeds of $200,000.  The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the Company’s private placement offering at $0.05 per share, the Company has paid a cash finder’s fee in the amount of $16,000 to one individual in Hong Kong.

On February 17, 2010, the Company issued 1,000,000 shares of common stock of the Company to two individuals with respect to the conversion of a debt of $300,000 owing to an entity in Singapore at a conversion price of $0.30 per share pursuant to an agreement made in 2009. The Company believes that the issuances are exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On April 21, 2010, the Company issued 2,000,000 shares of common stock of the Company to one individual with respect to the conversion of a liability owing of $40,000 at a conversion price of $0.02 per share pursuant to an agreement made in 2009.  The Company believes that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On April 22, 2010, the Company issued 10,933,329 shares of common stock of the Company to 9 individuals/entities due to the closing of the Company’s private placement at $0.015 per share for total gross proceeds of $164,000.  The Company believes that the issuances are exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individuals/entities through offshore transactions which was negotiated and consummated outside of the United States.

In relation to the closing of the Company’s private placement offering at $0.015 per share, the Company has paid a cash finder’s fee in the amount of $5,000 to an individual in Shanghai, China and a finder’s fee of 750,000 shares of common stock of the Company to an individual in Singapore.  The Company believes that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On April 23, 2010, the Company issued 38,000,000 shares of common stock of the Company to Accelera Evolution Limited with respect to the conversion of the convertible debenture issued by the Company on July 30, 2008 in the amount of $100,000 plus accrued and unpaid interest thereon in the amount of $14,000 for a total of $114,000 at a conversion price of $0.003 per share.  The Company believes that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On September 15, 2010, we issued 6,666,666 shares of our common stock to two offshore entities due to the second closing of our private placement at $0.015 per share for total gross proceeds of $100,000.  We believe that the issuances are exempt from registration under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, as the securities were issued to the entities through offshore transactions which were negotiated and consummated outside of the United States.

In relation to our private placement offering at $0.015 per share, we have paid a cash finder’s fee in the amount of $10,000 to one individual in Hong Kong.

On December 29, 2010, we issued 10,000,000 shares of our common stock to an offshore individual with respect to the conversion of a debt of $561,370owing to him from us pursuant to an agreement made effective December 31, 2009.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on December 29, 2010, we issued 3,400,000 shares of our common stock to two offshore individuals due to the third closing of our private placement at $0.015 per share for total gross proceeds of $51,000.  We believe that the issuances are exempt from registration under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

In relation to our private placement offering at $0.015 per share, we have paid a cash finder’s fee in the amount of $4,080 to one individual in Hong Kong.

The proceeds from the above transactions have been or will be used to fund the business of the Company and for general corporate purposes.

On March 18, 2011, we issued 10,666,666 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $53,333 in accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.005 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

From the inception of the Company until the end of November, 2006, we were in business of developing a Patent known as the “Car Door Safety Feature”, however, we determined to change our business plan from the development of the Car Door Safety Feature Patent and began focusing around the Chinese biopharmaceutical industry.  On January 12, 2007, the Company completed the reverse acquisition of Wanxin and all the subsidiaries of Wanxin in accordance with the Share Purchase Agreement, whereby the Company acquired the Wanxin Capital, through the issuance of 1,750,000 (pre forward stock split) shares of Common Stock of the Company in aggregate to the shareholders of Wanxin on a pro rata basis in accordance with each Wanxin shareholder’s percentage of ownership in Wanxin. The Company subsequently made the determination to abandon Shanghai Wanxing and Wanxing Cosmetic as described in Part I, Item 1. On December 23, 2010, the Company completed the abandonment process with the sale of Wanxin to China Nonferrous for a sale price of $200,000, which results in the Company no longer having any subsidiary companies.

On December 10, 2010, the Company acquired the data centre assets of Keychain, Ltd., which the Company believes will enable the Company to utilize such telecommunications infrastructure to pursue its new business direction of operating a secure data storage and processing environment and engaging in strategic partnerships in the areas of e-commerce, media and social networking.

Plan of Operations

The Company currently has no operations and no source of income. The Company intends to seek out opportunities to enter or acquire new business operations.  The underlying value of the company is entirely dependent on the ability of the Company to find and implement a new business opportunity and obtain the necessary financing to capitalize on such opportunity.

Since the disposition of its Chinese subsidiaries the Company has decided to re-focus itself to participate in the growth of e-commerce, media and social networking through acquisitions.    The Company believes that those areas are converging and will experience high growth globally, and that the Company’s data centre assets, including telecommunications infrastructure, provide the opportunity for the Company to participate in those trends.

Need for Additional Capital

To become profitable and competitive, and execute strategic acquisitions, we may have to raise additional capital.  If we are unable to raise additional equity capital to develop our business and earn revenues, we will have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

For the Fiscal Year Ended December 31, 2008

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. Accordingly, we need to raise additional cash from other sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

As of December 31, 2008, we had total current assets of $1,524,952 and total assets of $7,977,087.  On December 31, 2008, we had a working capital deficit of $14,719,837 compared with a working capital deficit of $12,746,149 on December 31, 2007.

Operating activities used $708,624 in cash for the year ended December 31, 2008 compared to $4,729,438 for the year ended December 31, 2007.  Investing activities for the year ended December 31, 2008, used $105,206 for purchases of fixed assets, net of proceeds of disposition of fixed assets, compared to $140,135 for the year ended December 31, 2007.  Net cash flows provided by financing activities for the year ended December 31, 2008 was $1,068,061 compared to $3,018,663 for the year ended December 31, 2007.

We may not have enough money to complete our plan of operations.  If it turns out that we have not raised enough money to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future or that future financings will be available to us on acceptable terms.  If we require additional money and are unable to raise it, we may have to suspend or cease operations.

During the year ended December 31, 2008, we raised proceeds from the sale of our securities as follows:

On July 30, 2008, the Company closed an initial $100,000 portion of a $500,000 financing pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Evolution Limited (“Accelera”), an Asian-based investment fund.  The Company issued Accelera a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our Common Stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants and 600,000 common share purchase piggyback warrants.  Each warrant entitles the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.33 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.37 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of September, December, March and June of each year. Unpaid interest compounds on the quarterly due dates.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

On November 11, 2008, the Company closed a second $250,000 portion of a $350,000 financing, which was reduced from the original amount of $500,000 pursuant to a Non-U.S. and Non-Canadian Private Placement Subscription Agreement, dated June 30, 2008, between the Company and Accelera Ventures Ltd. (“Accelera”), an Asian-based investment fund.  The Company issued Accelera a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of our Common Stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants and 1,500,000 common share purchase piggyback warrants.  Each warrant entitles the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.33 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of Common Stock in the capital of the Company at a price of $0.37 per share for the period ending at 4:00 p.m. (Pacific Standard Time) on July 1, 2010.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. Unpaid interest compounds on the quarterly due dates.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion.

However, on April 20, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with Accelera Evolution Limited, whereby the parties agreed as follows:

1.
the conversion price contained the convertible debenture issued by the Company to Accelera Evolution Limited in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, was amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company to Accelera Ventures Ltd. in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, which was transferred from Accelera Ventures Ltd. to Accelera Evolution Limited and then such transfer was subsequently cancelled, was amended from $0.30 per share to $0.005 per share.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on April 28, 2010.

In December 2008 the Company received subscriptions for a private placement of 5,000,000 units (each a “Unit”) at $0.05 per Unit for total gross proceeds of $250,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.07 per warrant share until April 29, 2011.

Results of Operation for the Fiscal Year ended December 31, 2008

Revenues

We have generated $1,197,983 product sales revenues for the year ended December 31, 2008, compared to $1,026,572 of revenues for the year ended December 31, 2007.  The increase is attributable to increased sales of Cosmetics through home shopping network channels in China, partially offset by decreased sales of pharmaceuticals.

We have generated $789,913 in other revenues from contract manufacturing and research grants for the year ended December 31, 2008 compared to $229,122 of revenues from product licensing and research grants for the year ended December 31, 2007.

Operating Expenses

Operating expenses decreased from $7,629,407 for year ending December 31 2007, to $6,087,323 for the year ended December 31, 2008.  This decrease was primarily due to: (i) a decrease in general and administrative expenses; (ii) a decrease in research and development activity in our biopharmaceuticals business; and (iii) a decrease in travel expenses due to decrease in R&D activity and due to travel being unusually high in 2007 due to the reverse merger in March 2007 and the failed acquisition attempt in the last half of 2007. Partially offsetting these decreases, there was an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased to $1,572,311 for the fiscal year ended December 31, 2008, from $2,588,957 in the previous year, partially due to reduction in professional and reporting costs associated with the reverse take-over which occurred in the 2007 period and the cancelled attempt to acquire Suzhou Boai and due to decrease in staff at Shanghai Wanxing.

Research and Development Expenses

Research and development expenses decrease from $1,114,043 in 2007 to $441,123, corresponding to a decrease in R&D activity at Shanghai Wanxing due to the lack of available funding from the Company.

Travel Expenses

Travel expenses decreased from $354,505 in 2007 to $88,917 in 2008 due primarily to not repeating the amount of travel undertaken in 2007 because of the reverse merger in March 2007 and the cancelled acquisition attempt in the last half of 2007.

Stock-based compensation

Stock-based compensation expense of $2,682,016 was recognized in the fiscal year ended December 31, 2007, compared to $3,055,796 in the fiscal year ended December 31, 2008.  The increase in stock-based compensation expense is due to having a full year of options vesting in 2008 versus 7 months vesting in 2007 of options granted May 30, 2007 and a full year of options vesting in 2008 versus 1 month vesting in 2007 of options granted November 29, 2007. In addition, the options granted May 30, 2007 with exercise price of $1.90 and options granted November 29, 2007 with exercise price of $1.67 were re-priced on August 31, 2008 to exercise price of $0.50, resulting in additional stock-based compensation expense of $16,970 and $40,000, respectively. Partially offsetting these increases, 11 months vesting was recognized in 2007 versus 9 months in 2008 for the options granted March 1, 2007.

Other Income and Expenses

Interest and bank charges decreased from $1,026,482 in 2007 to $554,545 in 2008, reflecting the lower balance in outstanding short-term loans throughout 2008 due to repayments on those loans made in 2007.

During the year ended December 31, 2007, the Company incurred one-time non-recurring income and expenses as follows: (i) income from forgiveness of interest on debt in the amount of $2,320,115 (ii) an expense relating to costs associated with  the cancelled Suzhou Boai acquisition in the amount of $600,216, whereas these items were not repeated in the 2008 year.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2008, was $5,773,716, compared to a loss of $6,669,420 for the year ended December 31, 2007, and cash used in operating activities in the year ended December 31, 2008, was $708,624, compared to cash used in operating activities of $4,729,438 for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

For the Three Month Period Ended March 31, 2009

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On March 31, 2009, we had a working capital deficit of $1,266,922 compared with a working capital deficit of $14,719,837 on December 31, 2008. The decrease is due to the disposition of Shanghai Wanxing and Wanxing Cosmetic, which relieved the Company’s consolidated balance sheet of current liabilities in the amount of $14,306,475 and current assets of $1,449,497 when recognized in the three months ended March 31, 2009.

Operating activities used $127,414 in cash in the three months ended March 31, 2009.  Investing activities in the three months ended March 31, 2009, used $4,056. Net cash flows provided by financing activities in the three months ended March 31, 2009 was $184,000 representing proceeds from subscriptions for our common stock of $200,000, less payment of finders’ fees of $16,000.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Results of Operation for the Three Month Period Ended March 31, 2009

Overview

The Company recognized net income of $4,654,207 for the three months ended March 31, 2009 as compared to net loss of $1,858,906 for the three months ended March 31, 2008. The net income in 2009 is the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1). The gain recognized as a result of these events arose because of the proceeds of the sale in the amount of $200,000 and the effect of the Company being relieved of the excess of liabilities over assets of the subsidiaries. The gain is net of the amount recognized as recovery of accumulated other comprehensive loss which originally arose due to foreign currency translation loss on translating the assets and liabilities of the subsidiaries denominated in foreign currency.

Assets and liabilities of the subsidiaries as at December 31, 2008, and revenues and expenses of the subsidiaries for the three months ended March 31, 2008 presented for comparative purposes in the March 31, 2009 interim financial statements have been reclassified to assets, liabilities and loss of discontinued operations to present the statements on an appropriately comparative basis. The loss from discontinued operations of $786,074 for the three months ended March 31, 2008 is the net loss of those operations.

Revenues

We have no revenues in the three months ended March 31, 2009 due to recognition of the disposition of the Company’s operating subsidiaries as at January 1, 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $42,981 and 917,158 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to options granted March 1, 2007 becoming fully vested in 2008, to cancellation of options of a director who stepped down, and due to recognition of the cancellation of options previously granted to employees of the abandoned subsidiaries. Upon cancellation of the options of the Chinese subsidiaries in the current period, a recapture of amortization in the amount of $345,083 was recognized due to the options not remaining outstanding until their first vesting date of May 30, 2009.

Consulting fees:  Consulting expenses were $75,595 and $52,019 for the three months ended March 31, 2009 and 2008, respectively. The increase is due to fees of a firm in China engaged to assist the Company in obtaining, analyzing and translating financial information of the former subsidiaries for the year ended December 31, 2008, work that previously would have been done by staff of the subsidiaries, and due to fees of the Company’s Chief Executive Officer appointed February 9, 2009 whereas the previous CEO was paid salary from the Chinese subsidiaries.

Professional fees:  Professional fee expenses were $25,580 and $87,438 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as difficulties obtaining financial records from former subsidiaries Shanghai Wanxing and Wanxing Cosmetic delayed much of their work, and due to not having to repeat in 2009 a substantial amount of effort that went in to the post-mortem review in 2008 of the cancelled acquisition of Suzhou Boai.

General and administrative expenses:  General and administrative expenses were $7,348 and $10,785 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to the decrease in the general level of activity of the Company. The Company was in the process of abandoning its operating subsidiaries in 2009. While this required the attention of consultants, lawyers and accountants, it required little other activity. In the corresponding period in 2008 the Company was attempting to raise capital and expand the Company’s business, and as a result greater expenses were incurred for such items as office administration services provided by another company, website expenses, wire services and promotional material.

Interest expense:  Interest expense was $19,733 and $5,432 for the three months ended March 31, 2009 and 2008, respectively. The increase is due to interest on the convertible debenture in 2009, which was not yet in existence in the corresponding period in 2008, and due to a higher balance of shareholder loans in 2009, on which imputed interest is recognized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Three and Six Month Periods Ended June 30, 2009

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On June 30, 2009, we had a working capital deficit of $1,448,912 compared with a working capital deficit of $14,719,837 on December 31, 2008. The decrease is due to the disposition of Shanghai Wanxing and Wanxing Cosmetic, which relieved the Company’s consolidated balance sheet of current liabilities in the amount of $14,306,475 and current assets of $1,449,497 when recognized in the three months ended March 31, 2009.

Operating activities used $81,648 in cash in the three months ended June 30, 2009.  Investing activities in the three months ended June 30, 2009, used $nil.  Net cash flows used in financing activities in the three months ended June 30, 2009 was $20,000 representing payment of finders’ fees of $20,000.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

During the three month period ended June 30, 2009, we raised proceeds from the sale of our securities as follows:

On April 29, 2009, the Company issued 5,000,000 units (each a “Unit”) to 2 offshore individuals/entities due to the closing of the Company’s private placement at $0.05 per Unit for total gross proceeds of $250,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.07 per warrant share until April 29, 2011.

In relation to the Company’s private placement offering at $0.05 per Unit, the Company paid a cash finder’s fee in the amount of $16,500 to one individual in Hong Kong and $3,500 to one individual in Singapore.

On April 29, 2009, the Company issued 4,000,000 shares of common stock to 2 offshore individuals/entities due to the closing of the Company’s private placement at $0.05 per share for total gross proceeds of $200,000.

In relation to the Company’s private placement offering at $0.05 per share, the Company has paid or will be paying a cash finder’s fee in the amount of $16,000 to one individual in Hong Kong.

Results of Operations for the Three and Six Month Periods Ended June 30, 2009

Overview

The Company’s net loss was $400,340 for the three months ended June 30, 2009 as compared to net loss of $1,215,779 for the three months ended June 30, 2008. Net loss from operations was $400,340 for the three months ended June 30, 2009 as compared to net loss from operations of $1,120,069 for the three months ended June 30, 2008, as there were no operating subsidiaries in 2009 whereas operations of the subsidiaries produced a loss from discontinued operations of $95,710 for the three months ended June 30, 2008.

The Company had net income of $4,253,867 for the six months ended June 30, 2009 as compared to net loss of $3,074,685 for the six months ended June 30, 2008. The net income in 2009 is the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1). Net loss from operations was $571,577 for the six months ended June 30, 2009 as compared to net loss from operations of $2,192,901 for the six months ended June 30, 2008, as there were no operating subsidiaries in 2009 whereas operations of the subsidiaries produced a loss from discontinued operations of $881,784 for the six months ended June 30, 2008.

Revenues

We have no revenues in the three months ended June 30, 2009 due to recognition of the disposition of the Company’s operating subsidiaries as at January 1, 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $225,522 and $917,158 for the three months ended June 30, 2009 and 2008, respectively and $268,503 and $1,834,316 for the six months ended June 30, 2009 and 2008, respectively. The decreases are due to options granted March 1, 2007 becoming fully vested in 2008, to cancellation of options of a director who stepped down and due to recognition of the cancellation of options previously granted to employees of the abandoned subsidiaries, partly offset by recognition of vesting of options granted February 9, 2009.

Consulting fees:  Consulting expenses were $75,267 and $51,439 for the three months ended June 30, 2009 and 2008, respectively and $150,862 and $103,458 for the six months ended June 30, 2009 and 2008, respectively. The increases are due to fees of a firm in China engaged to assist the Company in obtaining, analyzing and translating financial information of the former subsidiaries for the year ended December 31, 2008, work that previously would have been done by staff of the subsidiaries, and due to fees of the Company’s Chief Executive Officer appointed February 9, 2009 whereas the previous CEO was paid salary from the Chinese subsidiaries.

Professional fees:  Professional fee expenses were $72,924 and $135,058 for the three months ended June 30, 2009 and 2008, respectively and $98,504 and $222,496 for the six months ended June 30, 2009 and 2008, respectively. The decreases are due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as difficulties obtaining financial records from former subsidiaries Shanghai Wanxing and Wanxing Cosmetic delayed much of their work, and due to not having to repeat in 2009 a substantial amount of accounting and legal fees still being incurred in the second quarter of 2008 related to the 2007 fiscal year.

General and administrative expenses:  General and administrative expenses were $6,818 and $4,517 for the three months ended June 30, 2009 and 2008, respectively and $14,166 and $15,302 for the six months ended June 30, 2009 and 2008, respectively. These expenses are fairly consistent.

Interest expense:  Interest expense was $19,809 and $11,897 for the three months ended June 30, 2009 and 2008, respectively and $39,542 and $17,329 for the six months ended June 30, 2009 and 2008, respectively. The increase is due to interest on the convertible debenture in 2009, which was not yet in existence in the corresponding period in 2008, and due to a higher average balance of shareholder loans in 2009, on which imputed interest is recognized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Three and Nine Month Periods Ended September 30, 2009

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from other sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On September 30, 2009, we had a working capital deficit of $1,463,133 compared with a working capital deficit of $14,719,837 on December 31, 2008. The decrease is due to the disposition of Shanghai Wanxing and Wanxing Cosmetic, which relieved the Company’s consolidated balance sheet of current liabilities in the amount of $14,306,475 and current assets of $1,449,497 when recognized in the three months ended March 31, 2009.

Operating activities used $24,329 in cash in the three months ended September 30, 2009.  Investing activities in the three months ended September 30, 2009, used $nil.  Net cash flows from financing activities in the three months ended September 30, 2009 was $82,500 representing proceeds from subscriptions for our common stock of $82,500.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Results of Operation for the Three and Nine Month Periods Ended September 30, 2009

Overview

The Company’s net loss was $262,224 for the three months ended September 30, 2009 as compared to net loss of $1,639,588 for the three months ended September 30, 2008. Net loss from operations was $262,224 for the three months ended September 30, 2009 as compared to net loss from operations of $1,034,448 for the three months ended September 30, 2008, as there were no operating subsidiaries in 2009 whereas operations of the subsidiaries produced a loss from discontinued operations of $605,140 for the three months ended September 30, 2008.

The Company had net income of $3,991,643 for the nine months ended September 30, 2009 as compared to net loss of $4,714,273 for the nine months ended September 30, 2008. The net income in 2009 is the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic, and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1). Net loss from operations was $833,801 for the nine months ended September 30, 2009 as compared to net loss from operations of $3,227,349 for the nine months ended September 30, 2008, as there were no operating subsidiaries in 2009 whereas operations of the subsidiaries produced a loss from discontinued operations of $1,486,924 for the nine months ended September 30, 2008

Revenues

We have no revenues in the three months ended September 30, 2009 due to recognition of the disposition of the Company’s operating subsidiaries as at January 1, 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $152,674 and $928,570 for the three months ended September 30, 2009 and 2008, respectively and $421,177 and $2,762,886 for the nine months ended September 30, 2009 and 2008, respectively. The decreases are due to options granted March 1, 2007 becoming fully vested in 2008, to cancellation of options of a director who stepped down and due to recognition of the cancellation of options previously granted to employees of the abandoned subsidiaries, partly offset by recognition of vesting of options granted February 9, 2009.

Consulting fees:  Consulting expenses were $60,000 and $116,015 for the three months ended September 30, 2009 and 2008, respectively. The decrease is due to not repeating some one-time fees incurred in 2008 for consultants engaged to assist in finding sources of capital for the Company, partly offset by fees of the Company’s Chief Executive Officer appointed February 9, 2009 whereas the previous CEO was paid salary from the Chinese subsidiaries. Consulting expenses were $210,862 and $219,473 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are fairly comparable as the increases in the first two quarters of 2009 over 2008 are offset by the decreases seen in the third quarter from 2008 to 2009.

Professional fees:  Professional fee expenses were $22,829 and $(27,923) (recovery) for the three months ended September 30, 2009 and 2008, respectively. Professional fees for these periods are not directly comparable due to a substantial revision in 2008 of estimated accounting and legal fees made at June 30, 2008, resulting in a recovery (negative value in an expense item) for the three month period in 2008.  Professional fee expenses were $121,333 and $194,573 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as the difficulties obtaining financial records of the subsidiaries Shanghai Wanxing and Wanxing Cosmetic for 2008 delayed much of their work.

General and administrative expenses:  General and administrative expenses were $6,835 and $4,270 for the three months ended September 30, 2009 and 2008, respectively and $21,001 and $19,572 for the nine months ended September 30, 2009 and 2008, respectively. These expenses are fairly consistent.

Interest expense:  Interest expense was $19,886 and $13,516 for the three months ended September 30, 2009 and 2008, respectively and $59,428 and $30,845 for the nine months ended September 30, 2009 and 2008, respectively. The increase is due to interest on the convertible debenture in 2009, which was only outstanding for part of the corresponding period in 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Fiscal Year Ended December 31, 2009

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have not generated any revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from other sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On December 31, 2009, we had a working capital deficit of $419,404 compared with a working capital deficit of $14,719,837 for the year ended December 31, 2008. The decrease is due to the disposition of Shanghai Wanxing and Wanxing Cosmetic, which relieved the Company’s consolidated balance sheet of current liabilities in the amount of $14,306,475 and current assets of $1,449,497 when recognized in the three months ended March 31, 2009, and due to agreements entered to settle debts with shares.

Operating activities used $328,221 in cash in the year ended December 31, 2009.  Investing activities in the year ended December 31, 2009 used $4,056. Net cash flow from financing activities in the year ended December 31, 2009 was $276,500 representing proceeds from subscriptions for our common stock of $312,500, less payment of finders’ fees of $36,000.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Results of Operation for the Fiscal Year ended December 31, 2009

Overview

The Company recognized net income of $3,628,546 for the year ended December 31, 2009 as compared to net loss of $5,773,716 for the year ended December 31, 2008. The net income in 2009 is the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1). The gain recognized as a result of these events arose because of the proceeds of the sale in the amount of $200,000 and the effect of the Company being relieved of the excess of liabilities over assets of the subsidiaries. The gain is net of the amount recognized as recovery of accumulated other comprehensive loss which originally arose due to foreign currency translation loss on translating the assets and liabilities of the subsidiaries denominated in foreign currency.

Assets and liabilities of the subsidiaries as at December 31, 2008, and revenues and expenses of the subsidiaries for the year then ended presented for comparative purposes in the 2009 financial statements have been reclassified to assets, liabilities and loss of discontinued operations to present the statements on an appropriately comparative basis. The loss from discontinued operations of $2,028,148 for the year ended December 31, 2008 is the net loss of those operations.

Revenues

We have no revenues in the year ended December 31, 2009 due to recognition of the disposition of the Company’s operating subsidiaries as at January 1, 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $537,427 and $3,055,796 for the years ended December 31, 2009 and 2008, respectively. The decrease is due to options granted March 1, 2007 becoming fully vested in 2008, to cancellation of options of a director who stepped down and due to recognition of the cancellation of options previously granted to employees of the abandoned subsidiaries, partly offset by recognition of vesting of options granted February 9, 2009.

Consulting fees:  Consulting expenses were $307,191 and $271,089 for the years ended December 31, 2009 and 2008, respectively. The increase is due to fees of a firm in China engaged to assist the Company in obtaining, analyzing and translating financial information of the former subsidiaries for the year ended December 31, 2008, work that previously would have been done by staff of the subsidiaries, and due to fees of the Company’s Chief Executive Officer appointed February 9, 2009 whereas the previous CEO was paid salary from the Chinese subsidiaries partly offset by not repeating some one-time fees incurred in 2008 for consultants engaged to assist in finding sources of capital for the Company.

Professional fees:  Professional fee expenses were $234,939 and $302,207 for the years ended December 31, 2009 and 2008, respectively. The decrease is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the early part of 2009 as the difficulties obtaining financial records for 2008 of former subsidiaries Shanghai Wanxing and Wanxing Cosmetic delayed much of their work, and due to not having to repeat in 2009 a substantial amount of effort that went in to the post-mortem review in 2008 of the cancelled acquisition of Suzhou Boai, partly offset by work required by the Company’s lawyers and accountants to sort out legal and accounting issues around the abandonment of subsidiaries.

General and administrative expenses:  General and administrative expenses were $38,027 and $33,589 for the years ended December 31, 2009 and 2008, respectively. These expenses have not changed significantly in amount.

Interest expense:  Interest expense was $79,314 and $47,887 for the years ended December 31, 2009 and 2008, respectively. The increase is due to interest on the convertible debenture in 2009, which was outstanding for less than half the year in 2008, and due to a higher average balance of shareholder loans in 2009, on which imputed interest is recognized.

Finder’s fees: Finder’s fees expense were $nil and $35,000 for the years ended December 31, 2009 and 2008, respectively. The decrease is due to not repeating in 2009 the expense incurred in 2008 for finder’s fees for arranging the convertible debenture financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Three Month Period Ended March 31, 2010

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On March 31, 2010, we had a working capital deficit of $271,540 compared with a working capital deficit of $219,404 on December 31, 2009. The increase is due to accrued professional and consultants fees.

Operating activities used $15,010 in cash in the three months ended March 31, 2010.  Investing activities in the three months ended March 31, 2010 used $nil.  Net cash flows provided by financing activities in the three months ended March 31, 2010 was $1,500 representing proceeds from a subscription for our common stock.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Results of Operation for the Three Month Period Ended March 31, 2010

Overview

The Company had a net loss of $168,542 for the three months ended March 31, 2010 as compared to net income of $4,654,207 for the three months ended March 31, 2009. The net income in 2009 was the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1).

The Company had a net loss from operations of $168,542 for the three months ended March 31, 2010 as compared to net loss from operations of $171,237 for the three months ended March 31, 2009.

Revenues

We have no revenues in the three months periods ended March 31, 2010 and 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $114,375 and $42,981 for the three months ended March 31, 2010 and 2009, respectively. The increase is due to not having the one-time effect of cancellation of the options of the employees of the Chinese subsidiaries, which occurred in 2009, partly offset by not having the initial vesting of 25% of the options granted in February, 2009.

Consulting fees:  Consulting expenses were $30,000 and $75,595 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to not having fees of a firm in China engaged to assist the Company with financial information of the former subsidiaries for the year ended December 31, 2008, and due to not having $10,000 per month fees of a consultant who terminated his work at December 31, 2009.

Professional fees:  Professional fee expenses were $15,674 and $25,580 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as the Company was unable to complete its financial reporting due to lack of financial information available regarding Shanghai Wanxing and Wanxing Cosmetic for the 2008 year.

General and administrative expenses:  General and administrative expenses were $1,058 and $7,348 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to the decrease in the general level of activity of the Company.

Interest expense:  Interest expense was $7,435 and $19,733 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to decreased imputed interest on shareholder loans in 2010, as the Company had settled most of its shareholder loans effective December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Three and Six Month Periods Ended June 30, 2010

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On June 30, 2010, we had a working capital deficit of $241,661 compared with a working capital deficit of $219,404 on December 31, 2009. The increase is due to accrued professional and consultants fees.

Operating activities used $34,509 in cash in the three months ended June 30, 2010.  Investing activities in the three months ended June 30, 2010 used $nil. Net cash flows from financing activities in the three months ended June 30, 2010 was $90,000 representing cash received form subscriptions for shares less finders’ fees of $10,000 paid.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

During the three month period ended June 30, 2010, we raised proceeds from the sale of our securities as follows:

On April 22, 2010, the Company issued 10,933,329 shares of common stock of the Company to 9 individuals/entities due to the closing of the Company’s private placement at $0.015 per share for total gross proceeds of $164,000.

In relation to the closing of the Company’s private placement offering at $0.015 per share, the Company has paid a cash finder’s fee in the amount of $5,000 to an individual in Shanghai, China and a finder’s fee of 750,000 shares of common stock of the Company to an individual in Singapore.

Results of Operations for the Three and Six Month Periods Ended June 30, 2010

Overview

The Company had a net loss of $150,902 for the three months ended June 30, 2010 as compared to a net loss of $400,340 for the three months ended June 30, 2009. The decrease was due to decreases in all expense categories.

The Company had a net loss of $319,444 for the six months ended June 30, 2010 compared to net income of $4,253,867 for the six months ended June 30, 2009. The net income in 2009 was the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1).

The Company had a net loss from operations of $319,444 for the six months ended June 30, 2010 as compared to net loss from operations of $571,577 for the six months ended June 30, 2009.

Revenues

We have no revenues in the three and six months periods ended June 30, 2010 and 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $76,250 and $225,522 for the three months ended June 30, 2010 and 2009, respectively and $190,625 and $268,503 for the six months ended June 30, 2010 and 2009, respectively. The decrease in the three month periods is due to options vesting in 2009 that were relatively higher-value per option share whereas those options were fully vested by the end of 2009. The decrease in the six month periods is due the same factor plus not having the initial vesting of 25% of the options granted in February, 2009, partly offset by not having the one-time effect of cancellation of the options of the employees of the Chinese subsidiaries, which occurred in the first quarter of 2009.

Consulting fees:  Consulting expenses were $33,300 and $75,267 for the three months ended June 30, 2010 and 2009, respectively and $63,300 and $150,862 for the six months ended June 30, 2010 and 2009, respectively. The decreases are due to not having fees of a firm in China engaged to assist the Company with financial information of the former subsidiaries for the year ended December 31, 2008, and due to not having $10,000 per month fees of a consultant who terminated his work at December 31, 2009.

Professional fees:  Professional fee expenses were $33,518 and $72,924 for the three months ended June 30, 2010 and 2009, respectively and $49,192 and $98,504 for the six months ended June 30, 2010 and 2009, respectively. The decreases are due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as the Company was unable to complete its financial reporting due to lack of financial information available regarding Shanghai Wanxing and Wanxing Cosmetic for the 2008 year.

General and administrative expenses:  General and administrative expenses were $1,878 and $6,818 for the three months ended June 30, 2010 and 2009, respectively and $2,936 and $14,166 for the six months ended June 30, 2010 and 2009, respectively. The decrease is due to the decrease in the general level of activity of the Company.

Interest expense:  Interest expense was $5,956 and $19,809 for the three months ended June 30, 2010 and 2009, respectively and $13,391 and $39,542 for the six months ended June 30, 2010 and 2009, respectively. The decrease is due to decreased imputed interest on shareholder loans in 2010, as the Company had settled most of its shareholder loans effective December 31, 2009, and due to decreased interest accrued on the convertible debentures as $100,000 of the debentures had been converted to shares effective April 20, 2010.

For the Three and Nine Month Period Ended September 30, 2010

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from other sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On September 30, 2010, we had a working capital deficit of $260,627 compared with a working capital deficit of $219,404 on December 31, 2009. The increase is due to accrued professional and consultants fees.

Operating activities used $66,258 in cash in the three months ended September 30, 2010.  Investing activities in the three months ended September 30, 2010, used $nil. Net cash flows from financing activities in the three months ended September 30, 2010 was $45,000 representing proceeds from subscriptions for our common stock of $50,000 less finder’s fees paid in the amount of $5,000.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

During the three month period ended September 30, 2010, we raised proceeds from the sale of our securities as follows:

On September 15, 2010, we issued 6,666,666 shares of our common stock to two offshore entities due to the second closing of our private placement at $0.015 per share for total gross proceeds of $100,000.

In relation to our private placement offering at $0.015 per share, we have paid or will be paying a cash finder’s fee in the amount of $10,000 to one individual in Hong Kong.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2010

The Company had a net loss of $91,580 for the three months ended September 30, 2010 as compared to a net loss of $262,224 for the three months ended September 30, 2009. The decrease was due to decreases in consulting, interest and stock-based compensation expenses.

The Company had a net loss of $411,024 for the nine months ended September 30, 2010 compared to net income of $3,991,643 for the nine months ended September 30, 2009. The net income in 2009 was the result of abandonment of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1).

The Company had a net loss from operations of $411,024 for the nine months ended September 30, 2010 as compared to net loss from operations of $833,801 for the nine months ended September 30, 2009.

Revenues

We have no revenues in the three and nine month periods ended September 30, 2010 and 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $27,083 and 152,674 for the three months ended September 30, 2010 and 2009, respectively and $217,708 and 421,177 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the three month periods is due to the options granted February 9, 2009 becoming filly vested by June 30, 2010, partly offset by one month vesting of options granted September 1, 2010. The decrease in the nine month periods is due the same factor plus not having the initial vesting of 25% of the options granted in February, 2009, partly offset by not having the one-time effect of cancellation of the options of the employees of the Chinese subsidiaries, which occurred in the first quarter of 2009.

Consulting fees:  Consulting expenses were $25,000 and $60,000 for the three months ended September 30, 2010 and 2009, respectively and $88,300 and $210,862 for the nine months ended September 30, 2010 and 2009, respectively. The decreases are due to not having fees of a firm in China engaged to assist the Company with financial information of the former subsidiaries for the year ended December 31, 2008, and due to not having $10,000 per month fees of a consultant who terminated his work at December 31, 2009 and due to two months with no CEO fees as the former CEO resigned July 2, 2010 and was not replaced until September 1, 2010.

Professional fees:  Professional fee expenses were $25,012 and $22,829 for the three months ended September 30, 2010 and 2009, respectively and $74,204 and $121,333 for the nine months ended September 30, 2010 and 2009, respectively. The three-month amounts are comparable. The decrease in the nine month amount is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as the Company was unable to complete its financial reporting due to lack of financial information available regarding Shanghai Wanxing and Wanxing Cosmetic for the 2008 year.

General and administrative expenses:  General and administrative expenses were $8,913 and $6,835 for the three months ended September 30, 2010 and 2009, respectively and $11,849 and $21,001 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the nine month amounts is due to the decrease in the general level of activity of the Company.

Interest expense:  Interest expense was $5,572 and $19,886 for the three months ended September 30, 2010 and 2009, respectively and $18,963 and $59,428 for the nine months ended September 30, 2010 and 2009, respectively. The decrease is due to decreased imputed interest on shareholder loans in 2010, as the Company had settled most of its shareholder loans effective December 31, 2009, and due to decreased interest accrued on the convertible debentures as $100,000 of the debentures had been converted to shares effective April 20, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

For the Fiscal Year Ended December 31, 2010

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Accordingly, we need to raise additional cash from other sources.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On December 31, 2010, we had a working capital deficit of $235,919 compared with a working capital deficit of $219,404 on December 31, 2009.

Operating activities used $202,922 in cash in the year ended December 31, 2010.  Investing activities in the year ended December 31, 2010 generated $200,000. Net cash flows from financing activities in the year ended December 31, 2010 was $183,420 representing proceeds from subscriptions for our common stock of $202,500 less finder’s fees paid in the amount of $19,080.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional capital through a private placement and there is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

During the last quarter of the fiscal year ended December 31, 2010, we raised proceeds from the sale of our securities as follows:

On December 29, 2010, we issued 3,400,000 shares of our common stock to two offshore individuals due to the third closing of our private placement at $0.015 per share for total gross proceeds of $51,000.

In relation to our private placement offering at $0.015 per share, we have paid a cash finder’s fee in the amount of $4,080 to one individual in Hong Kong.

Results of Operation for the Fiscal Year ended December 31, 2010

Overview

The Company had a net loss of $577,531 for the year ended December 31, 2010 compared to net income of $3,628,546 for the year ended December 31, 2009. The net income in 2009 was the result of disposition of the operating subsidiaries, Shanghai Wanxing and Wanxing Cosmetic and recognition of the subsequent sale of the shares of the intermediate subsidiary Wanxin Bio-Technology Limited (see Part 1, Item 1).

The Company had a net loss from operations of $577,531 for the year ended December 31, 2010 as compared to net loss from operations of $1,196,898 for the year ended December 31, 2009. The decrease is due to decreases in all categories of expenses.

Revenues

We have no revenues in the year ended December 31, 2010 due to recognition of the disposition of the Company’s operating subsidiaries as at January 1, 2009.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $ 276,458 and $537,427 for the years ended December 31, 2010 and 2009, respectively. The decrease is due to options granted February 2, 2009 becoming fully vested in May 2010, so there was effectively five months’ vesting of these options in 2010 vs. 15 months’ vesting in 2009, whereas there was only four months’ vesting in 2010 of options granted September 1, 2010 and these options had a lower grant-date fair value per option share and vest evenly over 24 months instead of some vesting immediately and the remainder vesting over 15 months. Partly offsetting the difference is the effect of recognition of the cancellation of options previously granted to employees of the abandoned subsidiaries.

Consulting fees:  Consulting expenses were $129,700 and $307,191 for the years ended December 31, 2010 and 2009, respectively. The decrease is primarily due to not having fees of a firm in China engaged to assist the Company with financial information of the former subsidiaries for the year ended December 31, 2008, and due to not having $10,000 per month fees of a consultant who terminated his work at December 31, 2009 and due to two months with no CEO fees as the former CEO resigned July 2, 2010 and was not replaced until September 1, 2010.

Professional fees:  Professional fee expenses were $130,309 and $234,939 for the years ended December 31, 2010 and 2009, respectively. The decrease is due to there being less involvement of the Company’s external accountants, auditors and lawyer in the current period as the Company was unable to complete its financial reporting due to lack of financial information available regarding Shanghai Wanxing and Wanxing Cosmetic for the 2008 year.

General and administrative expenses:  General and administrative expenses were $16,529 and $38,027 for the years ended December 31, 2010 and 2009, respectively. The decrease is due to the decrease in the general level of activity of the Company.

Interest expense:  Interest expense was $24,535 and $79,314 for the years ended December 31, 2010 and 2009, respectively. The decrease is due to decreased imputed interest on shareholder loans in 2010, as the Company had settled most of its shareholder loans effective December 31, 2009, and due to decreased interest accrued on the convertible debentures as $100,000 of the debentures had been converted to shares effective April 20, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sinobiomed Inc

We have audited the accompanying consolidated balance sheet of Sinobiomed, Inc. (the “Company”)as of December 31, 2008 and December 31, 2007, the related consolidated statement of stockholders’ deficit  for the years ended December 31, 2008, 2007 and 2006, and the related statements of operations and cash flows for the years ended December  31, 2008 and December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced losses since commencement of operations, and has negative working capital and stockholders’ deficit which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S Broadway, #314
Littleton, Co. 80122
March 30, 2011

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in U.S. Dollars)

Note 1 - Basis of Presentation - going concern	December 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash - unrestricted	$170,456	$64,866
Cash - restricted (Note 3)	198	184
Accounts receivable, net (Note 4)	161,018	48,071
Inventory (Note 6)	1,124,789	893,402
Prepaid expenses and deposits	68,491	428,841
Total current assets	1,524,952	1,435,364

Fixed assets (Note 7)	6,452,135	6,658,831

Total assets	$7,977,087	$8,094,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Short-term loans (Notes 8 and 9)	$6,221,176	$7,105,118
Accounts payable	935,829	824,706
Interest payable	2,622,680	1,918,408
Unearned revenue	303,805	170,471
Shareholder loans (Note 10)	4,160,678	2,176,526
Other current liabilities	2,000,621	1,986,284
Total current liabilities	16,244,789	14,181,513

Convertible debentures (Note 11)	350,000	-
Total liabilities	16,594,789	14,181,513

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 8, 9, 10, 11, 12, 13, 16, 17 and 19)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 14)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 131,422,086 shares (2007 - 131,312,086)	13,143	13,132
Additional paid-in capital	29,430,084	26,127,797
Subscriptions received	250,000	-
Accumulated (deficit)	(36,535,586)	(30,761,870)
Accumulated other comprehensive income (loss)	(1,775,343)	(1,466,377)
Total stockholders' (deficit)	(8,617,702)	(6,087,318)

Total liabilities and stockholders' (deficit)	$7,977,087	$8,094,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Years Ended December 31
	2008	2007

REVENUE
Sales	$1,197,983	$1,026,572
Cost of goods sold	752,573	697,466
Gross profit	445,410	329,106
Other revenue (Note 15)	789,913	229,122
	1,235,323	558,228
EXPENSES
Advertising and promotion	578	5,153
Depreciation	215,935	145,025
General and administration	1,572,311	2,588,957
Repairs and maintenance	43,193	45,192
Research and development	441,123	1,114,043
Salaries and benefits	669,470	694,516
Stock-based compensation (Note 16)	3,055,796	2,682,016
Travel	88,917	354,505
Total expenses	6,087,323	7,629,407

Net (loss) for the period from operations	(4,852,000)	(7,071,179)

OTHER INCOME AND EXPENSES
Interest and bank charges (Notes 8, 9 and 10)	(554,545)	(1,026,482)
Gain on forgiveness of interest on debt	-	2,320,115
Finders fees (Note 11)	(35,000)	-
(Loss) on failed acquisition of subsidiary	-	(600,216)
(Losses) on loans and guarantees to other parties (Note 5)	(332,171)	(299,697)

Net income (loss) for the period before minority interests	(5,773,716)	(6,677,459)

Minority interest in loss for the period	-	8,039

Net income (loss) for the period	$(5,773,716)	$(6,669,420)

Other comprehensive income (loss)
Foreign currency translation	$(308,966)	$(651,210)

Comprehensive income (loss)	$(6,082,682)	$(7,320,630)

Net (loss) per common share - basic and fully diluted	$(0.04)	$(0.05)

Weighted average number of common stock outstanding	131,415,154	134,892,246

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Years Ended December 31
	2008	2007
Cash from (used in) operating activities:
Net (loss)	$(5,773,716)	$(6,669,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	784,930	790,170
(Gain) loss on disposition of fixed assets	(1,218)	9,992
Imputed interest expense on shareholders' loans	188,752	113,771
Minority interest in net income (loss)	-	(8,039)
Shares issued for services	57,750	85,400
Stock-based compensation	3,055,796	2,682,016
Gain on foregiveness of interest on debt	-	(2,320,115)
Net change in operating assets and liabilities:
Accounts receivable	(112,947)	213,817
Inventory	(231,387)	(449,764)
Prepaid expenses and deposits	360,350	(398,178)
Accounts payable	111,123	560,284
Interest payable	704,272	619,638
Unearned revenue	133,334	95,328
Other current liabilities	14,337	(54,338)

Net cash (used in) from operating activities	(708,624)	(4,729,438)

Cash (used in) investing activities:
Purchases of fixed assets	(108,834)	(145,553)
Proceeds of disposition of fixed assets	3,628	5,418

Net cash (used in) investing activities	(105,206)	(140,135)

Cash from (used in) financing activities:
Loans made to unrelated parties	-	-
Repayments of loans by unrelated parties	-	146,165
Share subscriptions received	250,000	17,062,508
Finders fees paid in cash	-	(896,875)
Exercise of warrants	-	31,250
Proceeds of convertible debentures received	350,000	-
Short-term loans received	-	985,680
Repayments of short-term loans	(1,361,821)	(14,328,449)
Loans received from shareholders	1,851,005	1,163,435
Repayments of loans from shareholders	(21,123)	(1,145,051)

Net cash from (used in) financing activities	1,068,061	3,018,663

Effect of other comprehensive income (loss) on cash	(148,627)	(230,320)

Increase (decrease) in cash	105,604	(2,081,230)

Cash, including restricted cash of $184, beginning of period	65,050	2,146,280

Cash, including restricted cash of $198, end of period	$170,654	$65,050

Supplementary cash flow disclosure:
Interest paid	$134,739	$154,556

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in U.S. Dollars)

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2006	70,000,000	$7,000	$7,660,082	$-	$(815,167)	$(24,092,450)	$(17,240,535)

Cancellation of shares	(76,000,000)	(7,600)	7,600	-	-	-	-
Capital changes to give effect to reverse take-over	121,000,000	12,100	(74,073)	-	-	-	(61,973)
Issue of shares for services	100,000	10	85,390	-	-	-	85,400
Stock-based compensation	-	-	2,682,016	-	-	-	2,682,016
Shares issued pursuant to private placements	15,994,806	1,600	17,060,908	-	-	-	17,062,508
Finders fees paid or payable in cash	-	-	(1,439,125)	-	-	-	(1,439,125)
Shares issued as finders fees	192,280	19	(19)	-	-	-	-
Shares issued pursuant to exercise of warrants	25,000	3	31,247	-	-	-	31,250
Imputed interest on shareholders' loans	-	-	113,771	-	-	-	113,771
Net (loss) for the period	-	-	-	-	(651,210)	(6,669,420)	(7,320,630)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$-	$(1,466,377)	$(30,761,870)	$(6,087,318)

Issue of shares for services	110,000	11	57,739	-	-	-	57,750
Stock-based compensation	-	-	3,055,796	-	-	-	3,055,796
Subscriptions received for units pursuant to private placement	-	-	-	250,000	-	-	250,000
Imputed interest on shareholders' loans	-	-	188,752	-	-	-	188,752
Net income (loss) for the period	-	-	-	-	(308,966)	(5,773,716)	(6,082,682)

Balance December 31, 2008	131,422,086	$13,143	$29,430,084	$250,000	$(1,775,343)	$(36,535,586)	$(8,617,702)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $36,535,586 and has negative working capital and a stockholders’ deficit as of December 31, 2008, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of researching, developing, testing and evaluating proposed new pharmaceutical products and has not yet determined whether these products are technically or economically feasible.  The underlying value of the company is entirely dependent on the successful implementation of one or more of these products, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition of manufacturing rights. Management’s plan is to actively search for new sources of capital, including government and non-government grants toward research projects and new equity investment. See also Notes 14 and 19.

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
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

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

Wanxin BVI was incorporated under the laws of the British Virgin Islands on July 3, 2002. From the date of incorporation until October 15, 2006, Wanxin BVI remained dormant. On October 15, 2006 Wanxin BVI acquired all the shares of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong on July 2, 1991, in return for 750 shares of Wanxin BVI. The purposes of this transaction were to expatriate the operating companies’ ownership and to align legal and beneficial ownership of the group of companies prior to the January 12, 2007 reverse merger. Accordingly the transaction has been treated as a reorganization of capital rather than a business combination.

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
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder are required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. If the additional investment is not made by that date, time extensions are available. In the year ended December 31, 2007, Manhing invested $14,915,545 and in the year ended December 31, 2008, Manhing invested $638,944 in Wanxing Bio-Pharmaceuticals. No further investments have been made subsequent to December 31, 2008.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. There are three product lines currently manufactured and sold as at December 31, 2008 and several other potential products in various stages of research and development. The product lines currently sold are Wanferon/Wanferin, formulations of recombinant human interferon for treating hepatitis and viral diseases,  Leflunomide, a drug for the treatment of rheumatoid arthritis, and acidic Fibroblast Growth Factor (“aFGF”), a product that treats diabetic ulcers and burns and supports recovery from plastic surgery. aFGF entered commercial production upon the receipt of the certificate of Good Manufacturing Practices, which was issued August 2, 2007. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

On August 6, 2007, Wanxing Bio-Pharmaceuticals, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai. Under the contract, all the equity owners of Suzhou Boai were to transfer all of their equity to Wanxing Bio-Pharmaceuticals, except for one equity owner who would retain a 10% interest, for a net Transfer Fee equivalent to approximately $2.4 million less a deduction as an allowance for certain bad debts of Suzhou Boai. The Transfer Fee was subject to a due diligence report, which revealed net assets less than the total warranted by the equity owners of Suzhou Boai. This reduced total net assets level gave rise to a divergence on Suzhou Boai’s total net assets amount while in the fulfillment stage and Wanxing Bio-Pharmaceuticals decided to continue with the acquisition with the understanding that Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai would continue to negotiate a reduced Transfer Fee in good faith due to the reduced total net assets level. After repeated negotiations, Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai could not agree on a reduced Transfer Fee and on January 22, 2008, the parties to the Equity Transfer Contract decided to terminate such agreement while in the fulfillment stage and executed a Cancellation Agreement of the Stock Transfer Agreement (the “Cancellation Agreement”), whereby the parties agreed to resolve their disputes by having Wanxing Bio-Pharmaceuticals transfer the 90% registered capital back to its original status with the equity owners of Suzhou Boai and the equity owners of Suzhou Boai returning 2.8 million yuan (approximately $383,000) of the 5.4 million yuan (approximately $739,000) already paid to Wanxing Bio-Pharmaceuticals. As of February 3, 2008, Suzhou Boai and its equity owners have returned the full 2.8 million yuan to Wanxing Bio-Pharmaceuticals as agreed under the Cancellation Agreement. The costs incurred in 2007 of the failed attempt to acquire Suzhou Boai in the amount of $600,216, which includes the 2.6 million yuan not returned to Wanxing Bio-Pharmaceuticals plus audit, accounting and other costs, is presented as Loss on failed acquisition of subsidiary in the statement of operations.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2008 and 2007, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are carried at estimated net realizable values net of provisions for uncollectible amounts.

Loans Receivable

Loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Inventory

Inventory is carried at the lower of cost and estimated net realizable value. Raw materials cost is determined on the first in, first out basis. Manufacturing costs are applied to goods in process on a full cost basis. Cost of finished goods on hand at the balance sheet date is determined on the first in, first out basis.

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue is recorded net of sales taxes.

Concentrations

The Company’s operations are located in the People’s Republic of China.

Wanxing Cosmetic derived 34% of its sales revenue in 2008 (2007 - 16%) from one product and 24% (2007- 59%) from contract manufacturing for other companies. Wanxing Cosmetic’s five largest-selling products represented 60% of total sales revenue in 2008 (2007 – 24%).

Wanxing Cosmetic derived 55% of its sales revenue in 2008 (2007 – 6%) from one customer and 78% of its sales revenue in 2008 (2007 – 13%) from its four largest customers.

The Interferon product line of Wanxing Bio-Pharmaceuticals, which accounts for approximately 29% and 32% of consolidated sales revenue in 2008 and 2007, respectively, is subject to increasing competition in the marketplace, with the result that gross margin per unit on sales has decreased markedly over the years 2005 through 2008.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Each asset is estimated to have a residual value of 10% of cost at the end of its useful life. Estimated useful lives are as follows:

Buildings	5 - 30 years
Climate control equipment	8 years
Computer software	4 - 5 years
Land license	29 years
Manufacturing equipment	5 - 8 years
Office furniture and equipment	4 - 5 years
Other equipment and fixtures	4 - 5 years
Road	20 years
Vehicles	5 - 10 years

Advertising Expenses

Advertising expenses are expensed as incurred.

Foreign Currency

Sinobiomed Inc’s head office is located in China. Certain administrative functions are carried out by agents located in Vancouver, Canada.  The Company maintains bank accounts in Canadian dollars and U.S. dollars as well as a lawyer’s trust account in U.S. dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

The operations of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic are located in China, and their accounting records are maintained in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities of the subsidiaries denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income (loss) includes the foreign exchange losses of $308,966 (2007 - $651,210) that arise from translating from the functional currency into U.S. Dollars.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. For purposes of determining the weighted average number of common shares outstanding, the number of shares outstanding as at December 31, 2007 is given effect on a pro forma basis as if the forward stock split which occurred in 2007 had occurred by January 1, 2007.  Diluted earnings (loss) per share is equal to the basic loss per share for the years ended December 31, 2008 and 2007 because common stock equivalents, consisting of warrants to acquire 7,972,403 shares (2007 - 7,972,403 shares) and options to acquire 7,120,833 shares (2007 - 3,350,000 shares), outstanding and exercisable at December 31, 2008 and 2007 are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, short term loans payable and accounts payable at December 31, 2008 and 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

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

Stock-Based Compensation

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation expense is recorded in accordance with the fair value recognition provisions of SFAS 123R for options issued to employees.

New Accounting Pronouncements

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. CASH - RESTRICTED

Restricted cash consists of $198 (2007 - $184) on deposit pursuant to agreement with a bank to maintain funds on deposit to ensure payment of interest on debt.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable are net of allowance for doubtful accounts in the amount of $4,452 (2007 - $8,630).

5. LOANS TO UNRELATED PARTIES

The Company has loans receivable from other companies arising from guarantee arrangements under which the Company guaranteed the debt of other companies and has been called on its guarantees (Note 8). The company has $5,555,468 (2007 - $4,874,185) receivable from these companies including interest accrued on the original debts since call of the guarantees, but has provided for the full amount of the receivables due to uncertainty of collectibility. $332,753 has been charged to income in the year ended December 31, 2008 (2007 - $300,501) in respect of the provision. The increase in the amount of the loan receivable and the corresponding provision from year to year arises due to the interest accruing on the debt guaranteed. Under the terms of the guarantee agreements, the other companies had until December 31, 2007 to pay the Company, but nothing has been paid.

The Company has fully provided for $15,366 (2007 - $12,616) of additional loans receivable from sales agents and employees. $582 (2007 - $804) recovery has been recognized in the year ended December 31, 2008  in respect of the provision. The difference in this amount from 2007 to 2008 is due to the change in foreign exchange rates.

The Company has fully provided for $136,913 (2007 - $127,900) of loans receivable from minority shareholders of Wanxing Cosmetic. The difference in this amount from 2007 to 2008 is due to the change in foreign exchange rates.

6. INVENTORY

Inventory consists of the following:
	December 31, 2008	December 31, 2007

Raw materials	$144,022	$74,007
Goods in process	803,704	550,198
Finished goods	177,063	269,197

	$1,124,789	$893,402

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

7. FIXED ASSETS

Fixed assets consist of the following:
	December 31, 2008	December 31, 2007

Buildings	$6,710,682	$6,220,810
Climate control equipment	1,355,620	1,265,923
Computer software	2,052	1,917
Land license	2,462,880	2,299,920
Manufacturing equipment	2,319,680	2,119,775
Office furniture and equipment	174,873	156,532
Other equipment	31,473	29,048
Road	36,902	34,460
Vehicles	751,242	701,535

	13,845,404	12,829,920
Less: Accumulated depreciation	7,393,269	6,171,089

	$6,452,135	$6,658,831

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term of 30 years from September 18, 1996. At the end of the license, the Company expects to have an option to renew the license.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

8. SHORT-TERM LOANS

The Company has obligations under the following loan agreements.

Name of Lender	Principal amount December 31, 2008	Principal amount December 31, 2007	Due date	Interest rate Not due/ overdue	Security (1)

China Construction Bank	$1,935,120	$1,957,670	October 16, 2004	5.31% / 7.56%	Building mortgage	(2)
Shenzhen Development Bank	820,960	766,640	June 6, 2005	6.372%/9.56%	Guarantee
Industrial Bank	2,658,796	3,395,128	December 19, 2005	6.138%/9.21%	Guarantee	(3)
Zheda Haina S&T Holding	615,720	574,980	-	-		(4)
Luoyang Zonghong	190,580	410,700	-	-	-
	$6,221,176	$7,105,118
Weighted average interest rate	7.55%	7.27%

(1)
Guarantees have been arranged with various companies under cross-guarantee arrangements where each guarantees a loan for the other, or a loan forward basis where Wanxing Bio-Pharmaceuticals borrows and then loans a specified amount to the guarantor in return for the guarantee. The Company has guaranteed debt of two other companies under such arrangements, up to an amount of $3,665,000 (25,000,000 yuan) plus interest. The Company’s debt to the Industrial Bank arose upon the Company being called on its two guarantees. The Company recorded a corresponding loan receivable from the other companies and has made a provision for uncollectability in the full amount of the receivable (Note 5).

(2)	Buildings with carrying value of $3,825,897 have been mortgaged as security.
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

The bank loans are all delinquent at December 31, 2008 and 2007. The Company has been involved in litigation over some of its bank loans. Two of the suits have been settled, and a further one is outstanding as at December 31, 2008 as more fully described in Note 9.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

On April 3, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the China Construction Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 4 Million yuan (approximately $586,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1,200,000 yuan (approximately $176,000)  by June 30, 2008.

On April 8, 2008, Wanxin Bio-pharmaceuticals agreed to a revised payment schedule for the bank loan with the Industrial Bank. Under this agreement, Wanxin Bio-pharmaceuticals agreed to pay 3 Million yuan (approximately $440,000) by April 30, 2008, 10 Million yuan (approximately $1,466,000) by June 30, 2008 and the balance of principal and interest by September 30, 2008. Wanxin Bio-pharmaceuticals paid 1 Million yuan (approximately $147,000) by April 30, 2008 another 600,000 yuan (approximately $88,000) by June 30, 2008 and another 300,000 yuan (approximately $44,000) by December 31, 2008.

9. LITIGATION

The Company has been sued by the Shenzhen Development Bank to enforce payment under the loan agreement with that bank and judgment was granted in favor of the bank by the 1st Secondary People’s Court of Shanghai. On October 25, 2006 the Company and the bank entered into a settlement agreement to settle the litigation and the debt. The debt at that time had a principal balance of 17,800,000 yuan (approximately $2,609,000 at December 31, 2008 exchange rates). Under the terms of the settlement agreement, the Company was obligated to pay the bank 5 million yuan (approximately $733,000) before October 30, 2006, 3 million yuan (approximately $ 440,000) before March 20, 2007, 3 million yuan (approximately $440,000) before June 20, 2007, 3 million yuan (approximately $440,000) before September 20, 2007 and 3.8 million yuan (approximately $557,000) plus the balance of accrued interest before December 20, 2007. The Company made a payment of 5 million yuan (approximately $733,000) in compliance with the settlement agreement in December 2006. The Company defaulted on the settlement agreement by not making the scheduled loan payment of 3 million yuan (approximately $440,000) on March 20, 2007. The bank granted a waiver of default in respect of this payment until May 30, 2007. The Company made the payment due May 30, defaulted on the two payments due by June 20, 2007 and September 20, 2007, made payments of 4,200,000 yuan (approximately $616,000) after September 30, 2007, and has defaulted on the payment due December 20, 2007.

See Note 19 with respect to further legal proceedings subsequent to December 31, 2008.

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $4,160,678 (2007- $2,176,526) do not bear interest. $1,969,690 payable to a shareholder of a subsidiary was due December 31, 2007 and the remainder have no stated repayment terms. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated in the amount of $188,752 (2007 - $113,771) is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable. See also note 19.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

11. CONVERTIBLE DEBENTURES

On July 30, 2008 the Company closed an initial $100,000 portion of a $350,000 financing pursuant to a subscription agreement dated June 30, 2008 between the Company and an Asian-based investment fund.  The Company issued the subscriber a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”).

On November 11, 2008 the Company closed the final $250,000 portion of the debenture financing.  The Company issued the fund a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants and 1,500,000 common share purchase piggyback warrants.

Each warrant entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share for the period ending on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share for the period ending on July 1, 2010. The warrants were valued at $0 due to their short life.  None of the warrants were exercised by December 1, 2008 and therefore they have all expired.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion. No interest has been paid to December 31, 2008. See also Note 19.

In connection with the convertible debentures the Company has incurred a finder’s fee payable to a related party in the amount of $35,000. These fees were unpaid at December 31, 2008. See also Note 19.

12. RELATED PARTY TRANSACTIONS

The Company incurred finder’s fees in 2008 in the amount of $35,000 to a related party in relation to the convertible debentures as described in Note 11. These fees remain unpaid at December and were subsequently paid in shares. See Note 19.

The Company incurred finders’ fees in 2007 to shareholders and a company related to a shareholder in the amounts of $1,295,875 and 20,000 shares. $542,250 of these fees remain unpaid at December 31, 2008. These finders’ fees are included in the finders’ fees described in Note 14. $456,000 of these fees was subsequently paid in shares. See Note 19.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

The Company incurred fees and associated expenses in the amount of $40,420 in 2007 to a company related to a shareholder for services, which remains payable as at December 31, 2008.

Two minority shareholders of a subsidiary are indebted to the Company in the amount of  $136,913 (2007 - $127,900). The Company has provided an allowance for the full amount of this indebtedness (Note 5).

13. INCOME TAXES

The Company is subject to Chinese income taxes to the extent of the subsidiaries’ operations in China and in the United States the extent of its operations in the United States.  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007
Loss for the year ended December 31	$(5,773,716)	$(6,669,420)
Average statutory tax rate in China	33%	33%

Expected income tax provision	$(1,905,327)	$(2,200,909)
Tax effect of non-deductible stock-based compensation and imputed interest expenses	1,070,701	919,893
Tax basis of deferred expenses in excess of book cost	—	—
Tax effect of unrecognized losses	834,626	1,281,016

Income tax expense	$—	$—

Significant components of deferred income tax assets are as follows:

	2008	2007
Operating losses carried forward	4,598,364	3,981,646
Excess of tax basis over book cost of deferred expenses in China	$4,965,173	$4,747,265
Valuation allowance	(9,563,537)	(8,728,911)

Net deferred income tax assets	$-	$-

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

The valuation allowance has increased due to the tax effect of unrecognized losses for the year.

The Company has tax losses carried forward for Chinese tax purposes of approximately $13,934,000 which will expire as follows if not utilized:

2009	$1,832,000
2010	3,707,000
2011	5,145,000
2012	1,381,000
2013	1,869,000
$13,934,000

Upon the abandonment of the Chinese subsidiaries in 2009 (see Note 19), the losses carried forward will stay with the abandoned companies, with the result that the Company will not have access to these losses carried forward from 2009 onward.

The Company has not filed United States income tax returns since 2006 and therefore has no net operating losses carried forward for U.S. tax purposes. All years remain open for examination by tax authorities in the U.S.

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
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

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

On May 24, 2007, the Company issued 3,500,000 units (each a “Unit”) to 2 individuals/entities due to the closing of the second tranche of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,500,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 24, 2009.

In addition, on May 30, 2007, the Company issued 3,000,000 units (each a “Unit”) to 4 individuals/entities due to the closing of the third and fourth tranches of the Company’s private placement at $1.00 per Unit for total gross proceeds of $3,000,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.75 per warrant share until May 30, 2009.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008.  The Company recognized an issue price for the shares of $0.525 per share, reflecting a 30% discount from market price on that date due to there being a hold period before the shares can be sold.

Warrants outstanding and exercisable as of December 31, 2008 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$1.25	1,012,334	May 14, 2009
$1.75	4,061,500	May 14 to May 30, 2009
$2.00	2,624,400	September 11, 2009
$2.00	274,169	December 5, 2009

	7,972,403

15. OTHER REVENUE

Other revenue includes $389,913 (2007 - $97,622) in government grant revenue received as funding assistance toward the research and development of the Company’s products and $400,000 contract revenue from hiring out part of the Company’s research and manufacturing facilities and staff to another company. Other revenue in 2007 included $131,500 in revenue from product licensing.

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

On May 30, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.90 per share. 500,000 of 1,000,000 options will vest on June 1, 2009 with the reminder to vest on June 1, 2011. On August 31, 2008 these options were re-priced to an exercise price of $0.50 per share. The value of repricing these options, $0.14 per option share or $140,000 in total, will be recognized as additional stock-based compensation expense over the remaining vesting period of the options, subject to cancellations, forfeitures or further modifications of the options. $16,970 of this additional expense has been recognized in the year ended December 31, 2008.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

On November 29, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.67 per share. 50,000 of 1,000,000 options vested on November 29, 2007 with the reminder to vest in equal monthly proportions on the first day of each of the next 19 months. On August 31, 2008 these options were re-priced to an exercise price of $0.50 per share. The value of repricing these options, $0.11 per option share or $110,000 in total, will be recognized as additional stock-based compensation expense over the remaining vesting period of the options, subject to cancellations, forfeitures or further modifications of the options. $40,000 of this additional expense has been recognized in the year ended December 31, 2008.

On October 2, 2008, 500,000 stock options were granted under the Plan with the exercise price of $0.50 per share. 25,000 of 500,000 options vested on October 2, 2008 with the remainder to vest in equal monthly proportions on the first day of each of the next 19 months.

A summary of the Company’s stock option activities is presented below (after giving effect to repricing on August 31, 2008):

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2007	-

Options granted in 2007	8,000,000	0.50	0.825	$	nil
Options Outstanding, December 31, 2007	8,000,000	0.50	0.825	$	nil

Options granted in 2008	500,000	0.50	0.16	$	nil
Options Outstanding, December 31, 2008	8,500,000	0.50	0.786	$	nil

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Vested at December 31,	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
2008 and earlier	0.50	7,120,833	0.50		$	nil
2009	0.50	900,000	0.50	$804,412		nil
2010	0.50	375,000	0.50	278,141		nil
2011	0.50	140,167	0.50	107,560		nil
		8,500,000		$1,190,113	$	nil

Non-vested options are as follows:
	Number outstanding	Total fair value	Weighted average grant- date fair value
Non-vested options outstanding, January 1, 2008	4,650,000	$4,037,450	$0.868
Non-vested options outstanding, December 31, 2008	1,379,167	$1,190,113	$0.723
Options vested in year ended December 31, 2008	3,625,000	$3,055,796	$0.843

If not previously exercised or canceled, options outstanding at December 31, 2008 will expire as follows:

Expiration Date	Range of Exercise Prices		Number	Weighted average
Year Ending December 31,	High	Low	of Shares	exercise price
2012	0.50	0.50	8,000,000	$0.50
2013	0.50	0.50	500,000	$0.50

The fair values of the options granted in March, May and November, 2007 were estimated at values of $0.758 per share, $0.829 per share and $1.223, respectively. The post-repricing fair values of the May and November, 2007 options repriced on August 31, 2008 were estimated at values of $0.44 per share and $0.45, respectively. The fair value of the options granted in October, 2008 was estimated at a value of $0.16 per share. These estimates were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

	March and May, 2007	November, 2007	August, 2008 repricing	October, 2008
Volatility:	41.0%	94%	104%	128%
Risk-free interest rate:	4.92%	3.42%	2.06%	2.06%
Dividend yield:	—	—	—	—
Expected lives (years):	5	5	3.75 to 4.25	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Volatility was estimated based on past quoted market prices of the Company’s stock.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

17. CONTINGENT PATENT RIGHTS COMMITMENTS

The Company has committed to payments for rights to use patented technology, contingent upon successful clinical trials and approval of products for production as follows:

11 Million yuan (approximately $1,613,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for Ethelphazine,  an anti-tumor drug entering Phase III clinical trials.

20 Million yuan (approximately $2,932,000) will be payable upon completion of both Phase III clinical trials and approval of new drug certificate for the Company’s recombinant malaria vaccine. This drug is expected to enter Phase II clinical trials in 2009.

2.5 Million yuan (approximately $367,000) will be payable in respect of the Company’s recombinant Human Stem Cell factor bio-product in two stages. The first 1 Million yuan (approximately $147,000) will be due by the time of upon completion of Phase II trials and 1.5 Million yuan (approximately $220,000) will be payable upon completion of both Phase III clinical trials and approval of the product for production. This product is in Phase I trials.

See also Note 19.

18. SEGMENTED INFORMATION

The Company is operating in a single geographic market, the People’s Republic of China. The Company has two operating segments, the cosmetics business and the pharmaceuticals business. Segment revenues, net loss and assets are as follows:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Year ended December 31, 2008	Revenues	Net loss (income)	Total assets
Pharmaceuticals	$1,238,392	$2,058,097	$7,371,805
Cosmetics	749,504	(176,962)	529,826
Parent company administration	-	3,892,581	75,456

Total consolidated	$1,987,896	$5,773,716	$7,977,087

Year ended December 31, 2007	Revenues	Net loss	Total assets
Pharmaceuticals	$1,038,232	$1,852,976	$7,921,199
Cosmetics	217,462	14,144	158,438
Parent company administration	-	4,802,300	14,558

Total consolidated	$1,255,694	$6,669,420	$8,094,195

Segment depreciation expense, interest expense and capital expenditures are as follows:

Year ended December 31, 2008	Depreciation expense	Interest expense	Capital expenditures
Pharmaceuticals	$213,231	$506,658	$21,274
Cosmetics	2,704	-	87,560
Parent company administration	-	47,887	-

Total consolidated	$215,935	$554,545	$108,834

Year ended December 31, 2007	Depreciation expense	Interest expense	Capital expenditures
Pharmaceuticals	$142,587	$1,018,251	$140,736
Cosmetics	2,438	-	4,817
Parent company administration	-	8,231	-

Total consolidated	$145,026	$1,026,482	$145,553

19. SUBSEQUENT EVENTS

Bank Seizure of assets in China

On 27 March 2009 at Wanxing offices in Shanghai, the China Construction Bank visited Wanxing with their bailiff and announced the intention to seize assets charged to them under terms of bank loans to Wanxing Bio and as affirmed by court order. The bank subsequently executed the seizure of books and records of the Wanxing Group in 2010.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Abandonment of Subsidiaries

On June 5, 2009 the Company’s Board of Directors formally announced its decision to abandon its operating subsidiaries in China, Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic, due to the following factors:
1.
The Company’s Chairman and Chief Executive Officer, who was also general manager of the subsidiaries, resigned his positions with Sinobiomed Inc. but retained management control of the subsidiaries by virtue of his nominee’s status as Chief Representative of the subsidiaries, a legal status in China that is difficult to change without cooperation of the incumbent.

2.	The debt of the subsidiaries in China exceeded the value of the assets and the prospects for generating sufficient cash flow to repay the debt were doubtful.
3.	Assets of the subsidiaries were subject to seizure order as noted above.

In December, 2010, the Company completed the abandonment process by entering into a stock purchase and sale agreement (the “Purchase and Sale Agreement”) with China Nonferrous Metals Resource Geological Survey Inc. (“China Nonferrous”), a British Virgin Islands subsidiary of the owner of the 18% minority interest in Wanxing Bio, and Wanxin Bio-Technology Limited (“Wanxin BVI”), the Company’s wholly-owned British Virgin Islands subsidiary, pursuant to which the Company agreed to sell 100% of its equity interest in Wanxin BVI to China Nonferrous for an aggregate sale price of $200,000. The Purchase and Sale Agreement was completed on December 23, 2010. With the sale of Wanxin BVI, the Company also sold its indirect interest in Manhing Enterprises Ltd, the 100%- owned subsidiary of Wanxin BVI, which was registered owner of 82% of the shares of Wanxing Bio, which owned 50.33% of the shares of Shanghai Wanxing Bio-science Cosmetic Co Ltd. Although the Company had abandoned the Wanxing Group in early 2009, the Company had not done anything in the intervening period to transfer the legal registered ownership to any other party, and therefore the legal rights of the party with effective operational control of the Wanxing Group were uncertain. With the abandonment of the Wanxing Group having been irreversibly done almost two years prior, the transfer of formal ownership was the logical conclusion of the process. The only asset of Wanxin BVI and Manhing Enterprises at the time, other than registered legal ownership of the Wanxing Group, was $4,056 in cash held a bank account.

The abandonment and sale of Wanxin BVI will be accounted for as a disposition of the subsidiaries for proceeds of $200,000 in the first quarter of 2009. The following condensed balance sheet and statement of operations present the financial position and results of operations of the Company for 2008 with the subsequently-abandoned subsidiaries classified as discontinued operations.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
CURRENT ASSETS
Cash - unrestricted	$75,455
Current assets of operations held for disposal	1,449,497
Total current assets	1,524,952

Non-current assets of operations held for disposal	6,452,135

Total assets	$7,977,087

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	292,148
Interest payable	6,148
Liabilities of operations held for disposal	14,306,475
Shareholder loans	966,370
Other current liabilities	673,648
Total current liabilities	16,244,789

Convertible debentures	350,000
Total liabilities	16,594,789

STOCKHOLDERS' (DEFICIT)
Common stock	13,143
Additional paid-in capital	29,430,084
Subscriptions received	250,000
Accumulated (deficit)	(36,535,586)
Accumulated other comprehensive income (loss)	(1,775,343)
Total stockholders' (deficit)	(8,617,702)

Total liabilities and stockholders' (deficit)	$7,977,087

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

EXPENSES
Consulting	$271,089
General and administration	35,589
Interest	47,887
Professional fees	302,207
Stock-based compensation	3,055,796
Total expenses	3,710,568

Net (loss) for the period from operations	(3,710,568)

OTHER INCOME AND EXPENSES
Finders fees	(35,000)
(Loss) from discontinued operations	(2,028,148)

Net income (loss) for the period	$(5,773,716)

Other comprehensive income (loss)
Foreign currency translation	$(308,966)

Comprehensive income (loss)	$(6,082,682)

Stock options

During 2009, 7,800,000 stock options with exercise prices from $0.06 to $0.50 per share were cancelled or forfeited due to resignation of directors, consultants and the disposition of the Chinese subsidiaries.

During 2010, 10,250,000 stock options with exercise price of $0.06 per share were cancelled or forfeited due to resignation of directors and consultants.

On February 9, 2009 the Company increased the number of shares available under the 2006 Stock Option Plan from 10,000,000 shares to 25,000,000 shares and granted options to acquire 15,500,000 at $0.06 per share to directors, consultants and executives of the Company. On the same day, 500,000 options previously granted to one of those individuals were cancelled. On the same day the Company repriced 2,500,000 stock options from exercise price  of $0.50 per share to $0.06 per share.

On September 1, 2010 the Company granted options to acquire 5,000,000 shares at an exercise price of $0.03 per share to the Company’s Chief Executive Officer for future services.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Common stock

On January 16, 2009, the Company issued 2,250,000 shares of common stock of the Company to one individual with respect to the conversion of a debt of $90,000 owing to such person, as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit and the convertible debenture financing of an aggregate of $350,000, into shares of common stock of the Company at a conversion price of $0.04 per share.

On March 6, 2009, the Company issued 882,839 shares of common stock of the Company to three individuals with respect to the conversion of a debt of $441,420 owing to an entity in Singapore as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit as well as related expenses and monthly service fees, at a conversion price of $0.50 per share.

On April 29, 2009, the Company issued 5,000,000 units (each a “Unit”) due to the closing of the Company’s private placement at $0.05 per Unit for total gross proceeds of $250,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.07 per warrant share until April 29, 2011. In relation to the Company’s private placement offering at $0.05 per Unit, the Company paid a cash finder’s fee in the amount of $16,500 to one individual in Hong Kong and $3,500 to one individual in Singapore.

On April 29, 2009, the Company issued 4,000,000 shares of common due to the closing of the Company’s private placement at $0.05 per share for total gross proceeds of $200,000. In relation to the Company’s private placement offering at $0.05 per share, the Company incurred a cash finder’s fee in the amount of $16,000 to one individual in Hong Kong.

On February 17, 2010, the Company issued 1,000,000 shares of common stock of the Company to two individuals with respect to the conversion of a debt of $300,000 owing to an entity in Singapore at a conversion price of $0.30 per share pursuant to an agreement made in 2009.

On April 20, 2010, Sinobiomed Inc. (the “Company”) entered into an Amendment Agreement (the “Amendment Agreement”) with Accelera Evolution Limited, whereby the parties agreed as follows:

1.
the conversion price contained in the convertible debenture issued by the Company to Accelera Evolution Limited in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company to Accelera Ventures Ltd. in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, which was transferred from Accelera Ventures Ltd. to Accelera Evolution Limited, is amended from $0.30 per share to $0.005 per share.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

On April 21, 2010, the Company issued 2,000,000 shares of common stock of the Company to one individual with respect to the conversion of a liability owing of $40,000 at a conversion price of $0.02 per share pursuant to an agreement made in 2009.

On April 22, 2010, the Company issued 10,933,329 shares of common stock of the Company to 9 individuals/entities due to the closing of the Company’s private placement at $0.015 per share for total gross proceeds of $164,000. In relation to the closing of the Company’s private placement offering at $0.015 per share, the Company has paid a cash finder’s fee in the amount of $5,000 to an individual in Shanghai, China and a finder’s fee of 750,000 shares of common stock of the Company to an individual in Singapore.

On April 23, 2010, the Company issued 38,000,000 shares of common stock of the Company to Accelera Evolution Limited with respect to the conversion of the convertible debenture issued by the Company on July 30, 2008 in the amount of $100,000 plus accrued and unpaid interest thereon in the amount of $14,000 for a total of $114,000 at a conversion price of $0.003 per share.

On September 15, 2010, the Company issued 6,666,666 shares of common stock to two offshore entities due to the second closing of a private placement at $0.015 per share for total gross proceeds of $100,000. In relation to the private placement offering at $0.015 per share, the Company paid a cash finder’s fee in the amount of $10,000 to one individual in Hong Kong.

On December 29, 2010, the Company issued 10,000,000 shares of common stock to one individual with respect to the conversion of a debt of $561,370owing to him pursuant to an agreement made effective December 31, 2009.

In addition, on December 29, 2010, the Company issued 3,400,000 shares of common stock to two offshore individuals due to the third closing of a private placement at $0.015 per share for total gross proceeds of $51,000. In relation to the private placement offering at $0.015 per share, the Company paid a cash finder’s fee in the amount of $4,080 to one individual in Hong Kong.

On February 24, 2011, the holder of the convertible debentures provided a conversion notice to the Company to convert $53,333 of accrued and unpaid interest thereon at a conversion price of $0.005 per share.  On March 18, 2011, the Company issued 10,666,666 shares pursuant to the conversion notice.

Other transactions

On December 10, 2010, the Company consummated an asset purchase agreement (the “Asset Purchase Agreement”), dated December 10, 2010, pursuant to which the Company agreed to purchase eight computer servers and associated fixtures for 4,500,000 shares of the Company’s common stock, which have not yet been issued. Since the consideration for the transaction was shares of the Company, the transaction was valued at the estimated fair market value of comparable assets, which was $10,000.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	March 31	December 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$127,985	$75,455
Current assets of discontinued operations	-	1,449,497
Prepaid expenses and deposits	29,700	-
Total current assets	157,685	1,524,952

Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	-
Non-current assets of discontinued operations	-	6,452,135

Total assets	$357,685	$7,977,087

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $216,331 (December 31, 2008- $200,223)	$229,039	$292,148
Interest payable	13,052	6,148
Shareholder loans (Note 5)	966,370	966,370
Liabilities of discontinued operations	-	14,306,475
Other current liabilities, including related party liabilities of $78,750 (December 31, 2008- $577,250)	216,146	673,648
Total current liabilities	1,424,607	16,244,789

Convertible debentures (Note 6)	350,000	350,000
Total liabilities	1,774,607	16,594,789

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 134,554,925 shares (Dec. 31, 2008 - 131,422,086)	13,456	13,143
Additional paid-in capital	30,001,001	29,430,084
Subscriptions received	450,000	250,000
Accumulated (deficit)	(31,881,379)	(36,535,586)
Accumulated other comprehensive income (loss)	-	(1,775,343)
Total stockholders' (deficit)	(1,416,922)	(8,617,702)

Total liabilities and stockholders' (deficit)	$357,685	$7,977,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2009	2008

EXPENSES
Consulting	$75,595	$52,019
General and administration	7,348	10,785
Interest	19,733	5,432
Professional fees	25,580	87,438
Stock-based compensation (Note 9)	42,981	917,158
Total expenses	171,237	1,072,832

Net (loss) for the period from operations	(171,237)	(1,072,832)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	4,825,444	-
(Loss) from discontinued operations	-	(786,074)

Net income (loss) for the period	$4,654,207	$(1,858,906)

Other comprehensive income (loss)
Recovery of other comprehensive loss on disposition of foreign subsidiaries (Foreign currency translation loss)	$1,775,343	(194,382)

Comprehensive income (loss)	$6,429,550	$(2,053,288)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period from operations	$-	$(0.01)
Net income (loss) for the period	$0.03	$(0.01)
(Loss) from discontinued operations	$-	$(0.01)

Weighted average number of common stock outstanding	133,517,319	131,393,075

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2009	2008

Cash from (used in) operating activities:
Net income (loss)	$4,654,207	$(1,858,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	201,992
Imputed interest expense on shareholders' loans	12,829	35,828
Shares issued for services	-	14,438
Stock-based compensation	42,981	917,158
Gain on disposition of subsidiaries	(4,825,444)	-
Net change in operating assets and liabilities:
Current assets of discontinued operations	-	(122,093)
Prepaid expenses and deposits	(29,700)	-
Accounts payable	(22,689)	21,502
Interest payable	6,904	-
Liabilities of discontinued operations	-	655,639
Other current liabilities	33,498	11,669

Net cash (used in) from operating activities	(127,414)	(122,773)

Cash (used in) investing activities:
Purchases of fixed assets	-	(4,791)
Cash disposed with disposition of subsidiaries	(4,056)	-

Net cash (used in) investing activities	(4,056)	(4,791)

Cash from (used in) financing activities:
Share subscriptions received	200,000	-
Finders fees paid in cash	(16,000)	-
Repayments of short-term loans	-	(280,039)
Loans received from shareholders	-	516,117
Repayments of loans from shareholders	-	(20,492)

Net cash from financing activities	184,000	215,586

Effect of other comprehensive income (loss) on cash	-	(97,216)

Increase (decrease) in cash	52,530	(9,194)

Cash, beginning of period	75,455	14,558

Cash, end of period	$127,985	$5,364

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	12,829	35,828
Accounts payable settled in shares	40,420	-
Other current liabilities settled for shares	491,000	-
Interest paid in cash	-	-
Dividends paid	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2008	131,422,086	$13,143	$29,430,084	$250,000	$(1,775,343)	$(36,535,586)	$(8,617,702)

Issue of shares at agreed price of $0.50 per share on March 6, 2009 in settlement of fees payable	882,839	88	441,332	-	-	-	441,420
Issue of shares at agreed price of $0.04 per share on January 16, 2009 in settlement of fees payable	2,250,000	225	89,775	-	-	-	90,000
Subscriptions received for shares pursuant to private placement	-	-	-	200,000	-	-	200,000
Finders fees paid in cash	-	-	(16,000)	-	-	-	(16,000)
Stock-based compensation	-	-	42,981	-	-	-	42,981
Imputed interest on shareholders' loans	-	-	12,829	-	-	-	12,829
Net income for the period	-	-	-	-	1,775,343	4,654,207	6,429,550

Balance March 31, 2009	134,554,925	$13,456	$30,001,001	$450,000	$-	$(31,881,379)	$(1,416,922)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

4

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	June 30	December 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$26,337	$75,455
Current assets of discontinued operations	-	1,449,497
Prepaid expenses and deposits	11,554	-
Total current assets	37,891	1,524,952

Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	-
Non-current assets of discontinued operations	-	6,452,135

Total assets	$237,891	$7,977,087

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $244,593 (December 31, 2008- $200,223)	$290,287	$292,148
Interest payable	20,033	6,148
Shareholder loans (Note 5)	966,370	966,370
Liabilities of discontinued operations	-	14,306,475
Other current liabilities, including related party liabilities of $102,500 (December 31, 2008- $577,250)	210,113	673,648
Total current liabilities	1,486,803	16,244,789

Convertible debentures (Note 6)	350,000	350,000
Total liabilities	1,836,803	16,594,789

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 143,554,925 shares (Dec. 31, 2008 - 131,422,086)	14,356	13,143
Additional paid-in capital	30,668,451	29,430,084
Subscriptions received	-	250,000
Accumulated (deficit)	(32,281,719)	(36,535,586)
Accumulated other comprehensive income (loss)	-	(1,775,343)
Total stockholders' (deficit)	(1,598,912)	(8,617,702)

Total liabilities and stockholders' (deficit)	$237,891	$7,977,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

EXPENSES
Consulting	$75,267	$51,439	$150,862	$103,458
General and administration	6,818	4,517	14,166	15,302
Interest	19,809	11,897	39,542	17,329
Professional fees	72,924	135,058	98,504	222,496
Stock-based compensation (Note 9)	225,522	917,158	268,503	1,834,316
Total expenses	400,340	1,120,069	571,577	2,192,901

Net (loss) for the period from operations	(400,340)	(1,120,069)	(571,577)	(2,192,901)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	-	-	4,825,444	-
(Loss) from discontinued operations	-	(95,710)	-	(881,784)

Net income (loss) for the period	$(400,340)	$(1,215,779)	$4,253,867	$(3,074,685)

Other comprehensive income (loss)
Foreign currency translation	$-	(112,889)	$1,775,343	(307,271)

Comprehensive income (loss)	(400,340)	$(1,328,668)	6,029,210	$(3,381,956)

Net income (loss) per common share - basic and fully diluted:
Net (loss) for the period from operations	$-	$(0.01)	$-	$(0.02)
Net income (loss) for the period	$-	$(0.01)	$0.03	$(0.02)
(Loss) from discontinued operations	$-	$-	$-	$(0.01)

Weighted average number of common stock outstanding	140,686,793	131,422,086	137,121,861	131,408,261

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Cash from (used in) operating activities:
Net income (loss)	$(400,340)	$(1,215,779)	$4,253,867	$(3,074,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	211,377	-	413,369
Imputed interest expense on shareholders' loans	12,828	49,107	25,657	84,935
Shares issued for services	-	14,437	-	28,875
Stock-based compensation	225,522	917,158	268,503	1,834,316
Gain on disposition of subsidiaries	-	-	(4,825,444)	-
Net change in operating assets and liabilities:
Current assets of discontinued operations	-	(330,358)	-	(452,451)
Prepaid expenses and deposits	18,146	-	(11,554)	-
Accounts payable	61,248	84,226	38,559	105,728
Interest payable	6,981	-	13,885	-
Liabilities of discontinued operations	-	66,285	-	721,924
Other current liabilities	(6,033)	63,716	27,465	75,385

Net cash (used in) from operating activities	(81,648)	(139,831)	(209,062)	(262,604)

Cash (used in) investing activities:
Purchases of fixed assets	-	(12,156)	-	(16,947)
Cash disposed with disposition of subsidiaries	-	-	(4,056)	-

Net cash (used in) investing activities	-	(12,156)	(4,056)	(16,947)

Cash from (used in) financing activities:
Share subscriptions received	-	-	200,000	-
Finders fees paid or payable in cash	(20,000)	-	(36,000)	-
Repayments of short-term loans	-	(777,562)	-	(1,057,601)
Loans received from shareholders	-	966,593	-	1,482,710
Repayments of loans from shareholders	-	(308)	-	(20,800)

Net cash from (used in) financing activities	(20,000)	188,723	164,000	404,309

Effect of other comprehensive income (loss) on cash	-	(31,530)	-	(128,746)

Increase (decrease) in cash	(101,648)	5,206	(49,118)	(3,988)

Cash, beginning of period	127,985	5,364	75,455	14,558

Cash, end of period	$26,337	$10,570	$26,337	$10,570

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	12,828	49,107	25,657	84,935
Accounts payable settled in shares	-	-	40,420	-
Other current liabilities settled for shares	-	-	491,000	-
Interest paid in cash	-	-	-	-
Dividends paid	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2008	131,422,086	$13,143	$29,430,084	$250,000	$(1,775,343)	$(36,535,586)	$(8,617,702)

Issue of shares at agreed price of $0.50 per share on March 6, 2009 in settlement of fees payable	882,839	88	441,332	-	-	-	441,420
Issue of shares at agreed price of $0.04 per share on January 16, 2009 in settlement of fees payable	2,250,000	225	89,775	-	-	-	90,000
Subscriptions received for shares pursuant to private placement	-	-	-	200,000	-	-	200,000
Finders fees paid in cash	-	-	(16,000)	-	-	-	(16,000)
Stock-based compensation	-	-	42,981	-	-	-	42,981
Imputed interest on shareholders' loans	-	-	12,829	-	-	-	12,829
Net income for the period	-	-	-	-	1,775,343	4,654,207	6,429,550

Balance March 31, 2009	134,554,925	$13,456	$30,001,001	$450,000	$-	$(31,881,379)	$(1,416,922)

Issue of units on April 29, 2009 pursuant to private placement at price of $0.05 per unit	5,000,000	500	249,500	(250,000)	-	-	-
Issue of shares on April 29, 2009 pursuant to private placement at price of $0.05 per share	4,000,000	400	199,600	(200,000)	-	-	-
Finders fees paid or payable	-	-	(20,000)	-	-	-	(20,000)
Stock-based compensation	-	-	225,522	-	-	-	225,522
Imputed interest on shareholders' loans	-	-	12,828	-	-	-	12,828
Net (loss) for the period	-	-	-	-	-	(400,340)	(400,340)

Balance June 30, 2009	143,554,925	$14,356	$30,668,451	$-	$-	$(32,281,719)	$(1,598,912)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

4

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation – going concern	September 30	December 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$84,508	$75,455
Current assets of discontinued operations	-	1,449,497
Prepaid expenses and deposits	-	-
Total current assets	84,508	1,524,952

Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	-
Non-current assets of discontinued operations	-	6,452,135

Total assets	$284,508	$7,977,087

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $285,258 (December 31, 2008- $200,223)	$318,869	$292,148
Interest payable	27,090	6,148
Shareholder loans (Note 5)	966,370	966,370
Liabilities of discontinued operations	-	14,306,475
Other current liabilities, including related party liabilities of $117,500 (December 31, 2008- $577,250)	235,312	673,648
Total current liabilities	1,547,641	16,244,789

Convertible debentures (Note 6)	350,000	350,000
Total liabilities	1,897,641	16,594,789

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 143,554,925 shares (Dec. 31, 2008 - 131,422,086)	14,356	13,143
Additional paid-in capital	30,833,954	29,430,084
Subscriptions received	82,500	250,000
Accumulated (deficit)	(32,543,943)	(36,535,586)
Accumulated other comprehensive income (loss)	-	(1,775,343)
Total stockholders' (deficit)	(1,613,133)	(8,617,702)

Total liabilities and stockholders' (deficit)	$284,508	$7,977,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

EXPENSES
Consulting	$60,000	$116,015	$210,862	$219,473
General and administration	6,835	4,270	21,001	19,572
Interest	19,886	13,516	59,428	30,845
Professional fees	22,829	(27,923)	121,333	194,573
Stock-based compensation (Note 9)	152,674	928,570	421,177	2,762,886
Total expenses	262,224	1,034,448	833,801	3,227,349

Net (loss) for the period from operations	(262,224)	(1,034,448)	(833,801)	(3,227,349)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	-	-	4,825,444	-
(Loss) from discontinued operations	-	(605,140)	-	(1,486,924)

Net income (loss) for the period	$(262,224)	$(1,639,588)	$3,991,643	$(4,714,273)

Other comprehensive income (loss)
Foreign currency translation	$-	909	$1,775,343	(306,362)

Comprehensive income (loss)	(262,224)	$(1,638,679)	5,766,986	$(5,020,635)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period from operations	$-	$(0.01)	$(0.01)	$(0.02)
Net income (loss) for the period	$-	$(0.01)	$0.03	$(0.04)
(Loss) from discontinued operations	$-	$-	$-	$(0.01)

Weighted average number of common stock outstanding	143,554,925	131,422,086	139,289,780	131,412,852

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Cash from (used in) operating activities:
Net income (loss)	$(262,224)	$(1,639,588)	$3,991,643	$(4,714,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	205,647	-	619,016
Imputed interest expense on shareholders' loans	12,829	50,999	38,486	135,934
Shares issued for services	-	28,875	-	57,750
Stock-based compensation	152,674	928,570	421,177	2,762,886
Gain on disposition of subsidiaries	-	-	(4,825,444)	-
Net change in operating assets and liabilities:
Current assets of discontinued operations	-	161,320	-	(291,131)
Prepaid expenses and deposits	11,554	-	-	-
Accounts payable	28,582	(27,985)	67,141	77,743
Interest payable	7,057	1,337	20,942	1,337
Liabilities of discontinued operations	-	125,139	-	847,063
Other current liabilities	25,199	(120,658)	52,664	(45,273)

Net cash (used in) from operating activities	(24,329)	(286,344)	(233,391)	(548,948)

Cash (used in) investing activities:
Purchases of fixed assets	-	(24,995)	-	(41,942)
Cash disposed with disposition of subsidiaries	-	-	(4,056)

Net cash (used in) investing activities	-	(24,995)	(4,056)	(41,942)

Cash from (used in) financing activities:
Share subscriptions received	82,500	-	282,500	-
Finders fees paid or payable in cash	-	-	(36,000)	-
Proceeds of convertible debentures received	-	350,000	-	350,000
Repayments of short-term loans	-	-	-	(1,057,601)
Loans received from shareholders	-	80,409	-	1,563,119
Repayments of loans from shareholders	-	-	-	(20,800)

Net cash from financing activities	82,500	430,409	246,500	834,718

Effect of other comprehensive income (loss) on cash	-	(15,781)	-	(144,527)

Increase (decrease) in cash	58,171	103,289	9,053	99,301

Cash, beginning of period	26,337	10,570	75,455	14,558

Cash, end of period	$84,508	$113,859	$84,508	$113,859

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	12,829	50,999	38,486	135,934
Accounts payable settled in shares	-	-	40,420	-
Other current liabilities settled for shares	-	-	491,000	-
Interest paid in cash	-	-	-	-
Dividends paid	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2008	131,422,086	$13,143	$29,430,084	$250,000	$(1,775,343)	$(36,535,586)	$(8,617,702)

Issue of shares at agreed price of $0.50 per share on March 6, 2009 in settlement of fees payable	882,839	88	441,332	-	-	-	441,420
Issue of shares at agreed price of $0.04 per share on January 16, 2009 in settlement of fees payable	2,250,000	225	89,775	-	-	-	90,000
Subscriptions received for shares pursuant to private placement	-	-	-	200,000	-	-	200,000
Finders fees paid in cash	-	-	(16,000)	-	-	-	(16,000)
Stock-based compensation	-	-	42,981	-	-	-	42,981
Imputed interest on shareholders' loans	-	-	12,829	-	-	-	12,829
Net income for the period	-	-	-	-	1,775,343	4,654,207	6,429,550

Balance March 31, 2009	134,554,925	$13,456	$30,001,001	$450,000	$-	$(31,881,379)	$(1,416,922)

Issue of units on April 29, 2009 pursuant to private placement at price of $0.05 per unit	5,000,000	500	249,500	(250,000)	-	-	-
Issue of shares on April 29, 2009 pursuant to private placement at price of $0.05 per share	4,000,000	400	199,600	(200,000)	-	-	-
Finders fees paid or payable	-	-	(20,000)	-	-	-	(20,000)
Stock-based compensation	-	-	225,522	-	-	-	225,522
Imputed interest on shareholders' loans	-	-	12,828	-	-	-	12,828
Net (loss) for the period	-	-	-	-	-	(400,340)	(400,340)

Balance June 30, 2009	143,554,925	$14,356	$30,668,451	$-	$-	$(32,281,719)	$(1,598,912)

Issue of units on April 29, 2009 pursuant to private placement at price of $0.05 per unit	-	-	-	-	-	-	-
Subscriptions received for shares pursuant to private placement	-	-	-	82,500	-	-	82,500
Finders fees paid or payable	-	-	-	-	-	-	-
Stock-based compensation	-	-	152,674	-	-	-	152,674
Imputed interest on shareholders' loans	-	-	12,829	-	-	-	12,829
Net (loss) for the period	-	-	-	-	-	(262,224)	(262,224)

Balance September 30, 2009	143,554,925	$14,356	$30,833,954	$82,500	$-	$(32,543,943)	$(1,613,133)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

4

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sinobiomed Inc

We have audited the accompanying consolidated balance sheets of Sinobiomed, Inc. (the “Company”) as of December 31, 2010 and December 31, 2009 and 2008, the related consolidated statement of stockholders’ deficit  for the years ended December 31, 2010, 2009 and 2008, and the related statements of operations and cash flows for the years ended December 31, 2010 and December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2010 and December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1, the Company has experienced losses since commencement of operations, and has negative working capital and stockholders’ deficit which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S Broadway, #314
Littleton, Co. 80122
March 30, 2011

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

Note 1 - Basis of Presentation - going concern	December 31	December 31	December 31
	2010	2009	2008

ASSETS

CURRENT ASSETS
Cash	$200,176	$19,678	$75,455
Proceeds receivable for disposition of subsidiaries (Note 3)	-	200,000	-
Current assets of discontinued operations	-	-	1,449,497
Total current assets	200,176	219,678	1,524,952

Fixed assets (Note 4)	10,000	-	-
Non-current assets of discontinued operations	-	-	6,452,135

Total assets	$210,176	$219,678	$7,977,087

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $5,000 (2009- $5,000; 2008- $200,223) (Note 10)	$97,128	$73,922	$292,148
Interest payable	42,559	34,148	6,148
Shareholder loans (Note 5)	40,000	40,000	966,370
Liabilities of discontinued operations	-	-	14,306,475
Other current liabilities, including related party liabilities of $110,150 (2009- $132,500; 2008- $577,250) (Note 10)	256,408	291,012	673,648
Total current liabilities	436,095	439,082	16,244,789

Convertible debentures (Note 6)	250,000	350,000	350,000
Total liabilities	686,095	789,082	16,594,789

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 216,304,920 shares (2009-143,554,925; 2008 -131,422,086)	21,631	14,356	13,143
Additional paid-in capital	32,892,007	31,309,410	29,430,084
Subscriptions received	95,014	1,013,870	250,000
Accumulated (deficit)	(33,484,571)	(32,907,040)	(36,535,586)
Accumulated other comprehensive income (loss)	-	-	(1,775,343)
Total stockholders' (deficit)	(475,919)	(569,404)	(8,617,702)

Total liabilities and stockholders' (deficit)	$210,176	$219,678	$7,977,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Years Ended December 31
	2010	2009	2008

EXPENSES
Consulting	$129,700	$307,191	$271,089
Finders fees	-	-	35,000
General and administration	16,529	38,027	33,589
Interest	24,535	79,314	47,887
Professional fees	130,309	234,939	302,207
Stock-based compensation (Note 9)	276,458	537,427	3,055,796
Total expenses	577,531	1,196,898	3,745,568

Net (loss) for the year from continuing operations	(577,531)	(1,196,898)	(3,745,568)

DISCONTINUED OPERATIONS
Gain on disposition of subsidiaries (Note 2)	-	4,825,444	-
(Loss) from discontinued operations	-	-	(2,028,148)

Net income (loss) for the year from discontinued operations	-	4,825,444	(2,028,148)

Net income (loss) for the year	$(577,531)	$3,628,546	$(5,773,716)

Other comprehensive income (loss)
Foreign currency translation from discontinued operations	$-	$1,775,343	$(308,966)

Comprehensive income (loss)	$(577,531)	$5,403,889	$(6,082,682)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the year from continuing operations	$-	$(0.01)	$(0.03)
Net income (loss) for the year from discontinued operations	$-	$0.03	$(0.02)
Net income (loss) for the year	$-	$0.03	$(0.04)

Weighted average number of common stock outstanding	182,176,885	140,364,830	131,412,852

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Years Ended December 31
	2010	2009	2008
Cash from (used in) operating activities:
Net income (loss)	$(577,531)	$3,628,546	$(5,773,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	784,930
(Gain) loss on disposition of fixed assets	-	-	(1,218)
Imputed interest expense on shareholders' loans	2,124	51,314	188,752
Shares issued for services	-	-	57,750
Stock-based compensation	276,458	537,427	3,055,796
Gain on disposition of subsidiaries	-	(4,825,444)	-
Net change in operating assets and liabilities:
Current assets of discontinued operations	-	-	(28,691)
Accounts payable	108,220	143,572	34,289
Interest payable	22,411	28,000	6,148
Liabilities of discontinued operations	-	-	956,458
Other current liabilities	(34,604)	108,364	(33,829)

Net cash (used in) from operating activities	(202,922)	(328,221)	(753,331)

Cash (used in) investing activities:
Purchases of fixed assets	-	-	(108,834)
Proceeds of disposition of fixed assets	-	-	3,628
Collection of proceeds of disposition of subsidiary	200,000	-	-
Cash disposed with disposition of subsidiaries	-	(4,056)	-

Net cash (used in) investing activities	200,000	(4,056)	(105,206)

Cash from (used in) financing activities:
Share subscriptions received	202,500	312,500	250,000
Finders fees paid in cash	(19,080)	(36,000)	-
Proceeds of convertible debentures received	-	-	350,000
Repayments of short-term loans	-	-	(1,361,821)
Loans received from shareholders	-	-	1,851,005
Repayments of loans from shareholders	-	-	(21,123)

Net cash from financing activities	183,420	276,500	1,068,061

Effect of other comprehensive income (loss) on cash	-	-	(148,627)

Increase (decrease) in cash	180,498	(55,777)	60,897

Cash, beginning of period	19,678	75,455	14,558

Cash, end of period	$200,176	$19,678	$75,455

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	2,124	51,314	188,752
Interest payable converted to shares	14,000	-	-
Accounts payable settled in shares	-	80,420	-
Accounts payable forgiven	-	281,378	-
Other current liabilities settled for shares	85,014	491,000	-
Shareholder loans settled in shares	-	861,370	-
Shareholder loans forgiven	-	65,000	-
Fixed asset purchase payable in shares	10,000	-	-
Interest paid in cash	-	-	-
Dividends paid	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in U.S. Dollars)

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2007	131,312,086	$13,132	$26,127,797	$-	$(1,466,377)	$(30,761,870)	$(6,087,318)

Issue of shares for services	110,000	11	57,739	-	-	-	57,750
Stock-based compensation	-	-	3,055,796	-	-	-	3,055,796
Subscriptions received for units pursuant to private placement	-	-	-	250,000	-	-	250,000
Imputed interest on shareholders' loans	-	-	188,752	-	-	-	188,752
Net (loss) for the year	-	-	-	-	(308,966)	(5,773,716)	(6,082,682)

Balance December 31, 2008	131,422,086	$13,143	$29,430,084	$250,000	$(1,775,343)	$(36,535,586)	$(8,617,702)

Issue of shares at agreed price of $0.50 per share on March 6, 2009 in settlement of fees payable	882,839	88	441,332	-	-	-	441,420
Issue of shares at agreed price of $0.04 per share on January 16, 2009 in settlement of fees payable	2,250,000	225	89,775	-	-	-	90,000
Issue of units on April 29, 2009 pursuant to private placement at price of $0.05 per unit	5,000,000	500	249,500	(250,000)	-	-	-
Subscriptions received for shares pursuant to private placements at $0.05 per share	-	-	-	200,000	-	-	200,000
Issue of shares on April 29, 2009 pursuant to private placement at price of $0.05 per share	4,000,000	400	199,600	(200,000)	-	-	-
Subscriptions received for shares pursuant to private placement at $0.015 per share	-	-	-	112,500	-	-	112,500
Subscription received for shares pursuant to agreement to settle accounts payable	-	-	-	40,000	-	-	40,000
Subscriptions received for shares pursuant to agreements to settle shareholder loan	-	-	-	861,370	-	-	861,370
Accounts payable forgiven by a shareholder	-	-	281,378	-	-	-	281,378
Shareholder loan forgiven	-	-	65,000	-	-	-	65,000
Finders fees paid or payable in cash	-	-	(36,000)	-	-	-	(36,000)
Stock-based compensation	-	-	537,427	-	-	-	537,427
Imputed interest on shareholders' loans	-	-	51,314	-	-	-	51,314
Net income for the year	-	-	-	-	1,775,343	3,628,546	5,403,889

Balance December 31, 2009	143,554,925	$14,356	$31,309,410	$1,013,870	$-	$(32,907,040)	$(569,404)

Issue of shares at agreed price of $0.30 per share on February 17, 2010 in settlement of shareholder loans	1,000,000	100	299,900	(300,000)	-	-	-
Issue of shares at agreed price of $0.02 per share on April 21, 2010 in settlement of fees payable	2,000,000	200	39,800	(40,000)	-	-	-
Subscriptions received for shares pursuant to private placements at $0.015 per share	-	-	-	51,500	-	-	51,500
Issue of shares on April 22, 2010 pursuant to private placement at price of $0.015 per share	10,933,329	1,093	162,907	(164,000)	-	-	-
Issue of shares April 22, 2010 as finders' fees	750,000	75	(75)	-	-	-	-
Shares issued April 23, 2010 at agreed price of $0.003 pursuant to conversion of convertible debentures	38,000,000	3,800	110,200	-	-	-	114,000
Subscriptions received for shares pursuant to private placements at $0.015 per share	-	-	-	151,000	-	-	151,000
Shares issued September 15, 2010 at $0.015 per share pursuant to private placement	6,666,666	667	99,333	(100,000)	-	-	-
Issue of shares at agreed price of $0.056137 per share on December 29, 2010 in settlement of shareholder loan	10,000,000	1,000	560,370	(561,370)	-	-	-
Shares issued December 29, 2010 at $0.015 per share pursuant to private placement	3,400,000	340	50,660	(51,000)	-	-	-
Subscription received for shares pursuant to agreement to settle fees payable	-	-	-	85,014	-	-	85,014
Subscription received for shares pursuant to fixed asset purchase agreement	-	-	-	10,000	-	-	10,000
Finders fees paid in cash	-	-	(19,080)	-	-	-	(19,080)
Stock-based compensation	-	-	276,458	-	-	-	276,458
Imputed interest on shareholders' loans	-	-	2,124	-	-	-	2,124
Net (loss) for the year	-	-	-	-	-	(577,531)	(577,531)

Balance December 31, 2010	216,304,920	$21,631	$32,892,007	$95,014	$-	$(33,484,571)	$(475,919)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $33,484,571 and has negative working capital and a stockholders’ deficit as of December 31, 2010, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company currently has no operations and no source of income. The Company intends to seek out opportunities to enter or acquire new business operations.  The underlying value of the company is entirely dependent on the ability of the Company to find and implement a new business opportunity and obtain the necessary financing to capitalize on such opportunity.

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

On October 16, 2006, the two Directors, officers, and principal stockholders of the Company agreed to sell 80.0 million shares of the Company’s common stock (post forward stock split), constituting 66% of the Company’s issued and outstanding stock, to an unrelated third party. The purchase closed on November 2, 2006. At the same time, the Company adopted a new business plan to pursue a reverse merger with Wanxin Bio-Technology Limited (“Wanxin BVI”), a British Virgin Islands company, and entered into a merger agreement with Wanxin BVI and its stockholders on December 21, 2006. Under the merger agreement, the stockholders of Wanxin BVI would transfer all the shares of Wanxin BVI to the Company in return for the issue of 70 million (post forward stock split) shares of the Company.   The new business plan and focus of the Company centered around the Chinese biopharmaceutical industry.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

The transaction to complete the reverse merger with Wanxin BVI was effected on January 12, 2007, as a recapitalization of the Company, with the net assets of Wanxin BVI and the Company brought forward at their historical bases, and 95 percent of the voting stock of the former majority shareholder of the Company (76.0 million shares of common stock, post forward stock split) being surrendered to the Company for cancellation and return to the treasury such that voting control of the Company was obtained by the former stockholders of Wanxin BVI. The costs associated with the reverse merger were expensed as incurred.

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

Wanxin BVI was incorporated under the laws of the British Virgin Islands on July 3, 2002. From the date of incorporation until October 15, 2006, Wanxin BVI remained dormant. On October 15, 2006 Wanxin BVI acquired all the shares of Manhing Enterprises Limited (“Manhing”), a company incorporated under the laws of Hong Kong on July 2, 1991, in return for 750 shares of Wanxin BVI. The purposes of this transaction were to expatriate the operating companies’ ownership and to align legal and beneficial ownership of the group of companies prior to the January 12, 2007 reverse merger. Accordingly the transaction has been treated as a reorganization of capital rather than a business combination.

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

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

In 2000, Wanxing Bio-Pharmaceuticals changed it name to its current name, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.

In 2002 Manhing transferred an 18% interest in Wanxing Bio-Pharmaceuticals to another investor.

In 2003 Manhing acquired an additional combined 36.6% interest in Wanxing Bio-Pharmaceuticals from other shareholders over three transactions. Subsequent to these transactions, Manhing’s interest in Wanxing Bio-Pharmaceuticals was 82%, or $7.38 Million of Wanxing Bio-Pharmaceuticals’ registered capital of $9.0 Million. On March 14, 2007, the government of China approved an increase in the registered capital of Wanxing Bio-Pharmaceuticals to $30 Million. Under Chinese law, Manhing and the minority shareholder were required to invest the additional $21 Million in Wanxing Bio-Pharmaceuticals by March 14, 2009. Time extensions were available in the event the additional investment was not made by that date. In the year ended December 31, 2007, Manhing invested $14,915,545 and in the year ended December 31, 2008, Manhing invested $638,944 in Wanxing Bio-Pharmaceuticals. No further investments have been made subsequent to December 31, 2008.

Wanxing Bio-Pharmaceuticals’ business is research, development, manufacture and sale of pharmaceutical products, primarily for the Chinese market. Wanxing Bio-Pharmaceuticals’ offices and manufacturing facility are in owned premises located on land used under license in the Pudong New Area of Shanghai, China.

On April 14, 2004,  Wanxing Bio-Pharmaceuticals and two other unrelated companies founded Shanghai Wanxing Bio-science Cosmetic Co., Ltd. (“Wanxing Cosmetic”). Wanxing Cosmetic’s registered capital is $3.0 Million and Wanxing Bio-Pharmaceuticals’ interest is 50.33% or $1,510,000. Wanxing Cosmetic has a term of thirty years from the date of issue of the business license, at which time it is to be liquidated. Wanxing Cosmetic manufactures skin-care products .

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

On August 6, 2007, Wanxing Bio-Pharmaceuticals, entered into a formal equity transfer contract (the “Equity Transfer Contract”) with the equity owners of Suzhou Boai Medical Development Company (“Suzhou Boai”), a pharmaceutical distribution company organized under the laws of the P.R. China, to acquire 90% of the equity in Suzhou Boai in exchange for the payment of a transfer fee (the “Transfer Fee”) to the equity owners of Suzhou Boai. Under the contract, all the equity owners of Suzhou Boai were to transfer all of their equity to Wanxing Bio-Pharmaceuticals, except for one equity owner who would retain a 10% interest, for a net Transfer Fee equivalent to approximately $2.4 million less a deduction as an allowance for certain bad debts of Suzhou Boai. The Transfer Fee was subject to a due diligence report, which revealed net assets less than the total warranted by the equity owners of Suzhou Boai. This reduced total net assets level gave rise to a divergence on Suzhou Boai’s total net assets amount while in the fulfillment stage and Wanxing Bio-Pharmaceuticals decided to continue with the acquisition with the understanding that Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai would continue to negotiate a reduced Transfer Fee in good faith due to the reduced total net assets level. After repeated negotiations, Wanxing Bio-Pharmaceuticals and the equity owners of Suzhou Boai could not agree on a reduced Transfer Fee and on January 22, 2008, the parties to the Equity Transfer Contract decided to terminate such agreement while in the fulfillment stage and executed a Cancellation Agreement of the Stock Transfer Agreement (the “Cancellation Agreement”), whereby the parties agreed to resolve their disputes by having Wanxing Bio-Pharmaceuticals transfer the 90% registered capital back to its original status with the equity owners of Suzhou Boai and the equity owners of Suzhou Boai returning 2.8 million yuan (approximately $383,000) of the 5.4 million yuan (approximately $739,000) already paid to Wanxing Bio-Pharmaceuticals. By February 3, 2008, Suzhou Boai and its equity owners returned the full 2.8 million yuan to Wanxing Bio-Pharmaceuticals as agreed under the Cancellation Agreement. Total costs incurred in 2007 in respect of the failed attempt to acquire Suzhou Boai amounted to $600,216, including the 2.6 million yuan not returned to Wanxing Bio-Pharmaceuticals plus audit, accounting and other costs.

On 27 March 2009 at Wanxing offices in Shanghai, the China Construction Bank visited Wanxing with their bailiff and announced the intention to seize assets charged to them under terms of bank loans to Wanxing Bio and as affirmed by court order. The bank subsequently executed the seizure of books and records of the Wanxing Group in 2010.

Principles of Consolidation and Discontinued Operations

On June 5, 2009 the Company’s Board of Directors formally announced its decision to abandon its operating subsidiaries in China, Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic, due to the following factors:
1.
The Company’s Chairman and Chief Executive Officer, who was also general manager of the subsidiaries, resigned his positions with Sinobiomed Inc. but retained management control of the subsidiaries by virtue of his nominee’s status as Chief Representative of the subsidiaries, a legal status in China that is difficult to change without cooperation of the incumbent.

2.	The debt of the subsidiaries in China exceeded the value of the assets and the prospects for generating sufficient cash flow to repay the debt were doubtful.
3.	Assets of the subsidiaries were subject to seizure order as noted above.

In December, 2010, the Company completed the abandonment process by entering into a stock purchase and sale agreement (the “Purchase and Sale Agreement”) with China Nonferrous Metals Resource Geological Survey Inc. (“China Nonferrous”), a British Virgin Islands subsidiary of the owner of the 18% minority interest in Wanxing Bio, and Wanxin Bio-Technology Limited (“Wanxin BVI”), the Company’s wholly-owned British Virgin Islands subsidiary, pursuant to which the Company agreed to sell 100% of its equity interest in Wanxin BVI to China Nonferrous for an aggregate sale price of $200,000. The Purchase and Sale Agreement was completed on December 23, 2010. With the sale of Wanxin BVI, the Company also sold its indirect interest in Manhing Enterprises Ltd, the 100%- owned subsidiary of Wanxin BVI, which was registered owner of 82% of the shares of Wanxing Bio, which owned 50.33% of the shares of Shanghai Wanxing Bio-science Cosmetic Co Ltd. Although the Company had abandoned the Wanxing Group in early 2009, the Company had not done anything in the intervening period to transfer the legal registered ownership to any other party, and therefore the legal rights of the party with effective operational control of the Wanxing Group were uncertain. With the abandonment of the Wanxing Group having been irreversibly done almost two years prior, the transfer of formal ownership was the logical conclusion of the process. The only asset of Wanxin BVI and Manhing Enterprises at the time, other than registered legal ownership of the Wanxing Group, was $4,056 in cash held in a bank account.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

The abandonment and sale of Wanxin BVI is accounted for in these financial statements as a disposition of the subsidiaries for proceeds of $200,000 as of January 1, 2009.

The consolidated financial statements include accounts of the Company and its subsidiaries, Wanxin BVI, Manhing,  Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic for 2008. The assets, liabilities and results of operations of the subsidiaries presented herein for 2008 are presented as discontinued operations, due to their disposal as of January 1, 2009.

All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2010, 2009 and 2008, the Company did not have any cash equivalents.

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue is recorded net of sales taxes.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has no asset retirement obligations.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows:

Computer equipment	3 years

Foreign Currency

The Company’s head office is located in China. Certain administrative functions are carried out by consultants and professionals in various jurisdictions.  The Company maintained bank accounts in Canadian dollars and U.S. dollars until July 2009 when the accounts were closed. The Company maintains a lawyer’s trust account in U.S. dollars. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic loss per share for the years ended December 31, 2010, 2009 and 2008 because common stock equivalents, consisting of warrants to acquire 2,500,000 shares outstanding and exercisable at December 31, 2010 and 2009 (2008 - 9,009,737 shares) and options to acquire 8,833,333 shares (2009 – 14,187,500 shares, 2008 - 7,070,833 shares), outstanding and exercisable at December 31, 2010, 2009 and 2008 are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, interest payable, interest payable, shareholder loans and other current liabilities at December 31, 2010, 2009 and 2008, and proceeds receivable for disposition of subsidiaries at December 31, 2009. The carrying values of  financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

Comprehensive Income

The Company has adopted Accounting Standards Codification (“ASC”)ASC 220, “Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company records deferred taxes in accordance with ASC 740, "Income Taxes."  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC 360, “Property, Plant and Equipment”.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.

Stock-Based Compensation

The Company has implemented the provisions of ASC 718 “Compensation-Stock Compensation”. Compensation expense is recorded in accordance with the fair value recognition provisions of ASC 718 for options issued to employees.

New Accounting Pronouncements

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. PROCEEDS RECEIVABLE FOR DISPOSITION OF SUBSIDIARIES

Proceeds receivable for disposition of subsidiaries consists of proceeds receivable for the sale of Wanxin BVI (see Note 2). The proceeds were received on November 8, 2010.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

4. FIXED ASSETS

Fixed assets consist of the following:
	December 31, 2010	December 31, 2009	December 31, 2008

Computer equipment	$10,000	$-	$-
Less: Accumulated depreciation	-	-	-

	$10,000	$-	$-

The computer equipment was purchased December 10, 2010 for 4,500,000 shares of the common stock of the Company, which have not yet been issued. Since the consideration for the transaction was shares of the Company, the transaction was valued at the estimated fair market value of comparable assets, which was $10,000. The assets have not been depreciated by the Company because the assets have not been put into use by the Company at December 31, 2010.

5. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $40,000 at December 31, 2010 and 2009 (2008- $966,370) do not bear interest. Imputed interest has been recorded on the shareholder loans at an interest rate of 5.31%. The net interest calculated in the amount of  $2,124 in 2010 and $51,314 in 2009 (2008 - $188,752 including imputed interest on shareholder loans to Wanxing Bio) is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable. In 2009 the company entered agreements to settle $861,370 in shareholder loans for 11,000,000 shares of the Company. The shares were issued in 2010. See Note 8.

Effective December 31, 2009, a shareholder forgave a loan to the Company in the amount of $65,000.

6. CONVERTIBLE DEBENTURES

On July 30, 2008 the Company closed an initial $100,000 portion of a $350,000 financing pursuant to a subscription agreement dated June 30, 2008 between the Company and an Asian-based investment fund.  The Company issued the subscriber a $100,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 300,000 common share purchase warrants (each a “Warrant”) and 600,000 common share purchase piggyback warrants (each a “Piggyback Warrant”).

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

On November 11, 2008 the Company closed the final $250,000 portion of the debenture financing.  The Company issued the fund a $250,000 principal amount convertible debenture due July 1, 2011, convertible into shares of the Company’s common stock, par value $0.0001, at a price of $0.30 per share together with 750,000 common share purchase warrants and 1,500,000 common share purchase piggyback warrants.

Each warrant entitled the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.33 per share for the period ending on December 1, 2008.  Each piggyback warrant, which will only be available for exercise by the holder thereof if the warrants have been exercised in full (unless subsequently waived in writing by the Company), entitles the holder thereof to acquire one additional share of common stock in the capital of the Company at a price of $0.37 per share for the period ending on July 1, 2010. The warrants were valued at $0 due to their short life.  None of the warrants were exercised by December 1, 2008 and therefore they have all expired.

Interest is payable on the principal amount of the convertible debenture outstanding at 8% per annum, calculated and payable quarterly in arrears.  Interest payable under the convertible debenture shall be paid on the last day of December, March, June and September of each year. Unpaid interest is compounded from the due date.  The holder of the convertible debenture has the option to convert any accrued and unpaid interest due at the time of a conversion. No interest has been paid to December 31, 2010 and $42,559 is payable at December 31, 2010 (2009- $34,148; 2008 - $6,148).

On April 20, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the debenture holder, whereby the parties agreed as follows:

1.
the conversion price contained in the convertible debenture issued by the Company in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.005 per share.

On April 20, 2010 the holder of the debentures gave notice to convert the initial $100,000 debenture plus accrued interest payable of $14,000 into shares of the Company’s stock, which were issued on April 23, 2010. See also Note 8.

In connection with the convertible debentures the Company has incurred a finder’s fee payable to a related party in the amount of $35,000. These fees were unpaid at December 31, 2008 and settled in shares of the Company’s stock in 2009.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

7. INCOME TAXES

The Company will be subject to income taxes in the United States should it ever have income-earning activities in the United States.  The company had no income tax expense during the reported periods due to net operating losses.

Prior to 2009 the Company was subject to income taxes in China to the extent of the subsidiaries’ income from operations in China, but had losses carried forward available to offset taxable income. Upon the abandonment of the Chinese subsidiaries in 2009 (see Note 2), the losses carried forward stayed with the abandoned companies, with the result that the Company will not have access to these losses carried forward from 2009 onward. Accordingly, figures presented below are presented without reference to Chinese tax and without reference to a valuation allowance on the tax value of Chinese tax losses carried forward.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009	2008
Income (loss) for the year ended December 31	$(577,531)	$3,628,546	$(5,773,716)
Combined federal and state tax rate	39.74%	39.74%	39.74%

Expected income tax provision (recovery)	$(229,522)	$1,442,057	$(2,294,590)
Non-taxable gain on disposition of subsidiaries	—	(1,917,728)	—
Non-deductible loss from discontinued operations	—	—	806,027
Non-deductible stock-based compensation expenses	109,870	213,584	1,214,434
Non-deductible imputed interest expenses	844	20,393	16,588
Valuation allowance	118,808	241,694	257,541

Income tax expense	$—	$—	$—

The Company has not filed United States income tax returns since 2006 and therefore, until it files its income tax returns, has no net operating losses carried forward for U.S. tax purposes and has no timing differences. Accordingly it has no valuation allowance.  The table above presents the valuation allowance on net operating losses that will be available once the company files its income tax returns. All years remain open for examination by tax authorities in the U.S.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

8. COMMON STOCK

On January 23, 2008, the Company issued 110,000 shares of common stock in return for the services of the Company’s Chief Financial Officer for the 12 months commencing January 1, 2008.  The Company recognized an issue price for the shares of $0.525 per share, reflecting a 30% discount from market price on that date due to there being a hold period before the shares can be sold.

On January 16, 2009, the Company issued 2,250,000 shares of common stock of the Company to one individual with respect to the conversion of a debt of $90,000 owing to such person, as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit and the convertible debenture financing of an aggregate of $350,000, into shares of common stock of the Company at a conversion price of $0.04 per share.

On March 6, 2009, the Company issued 882,839 shares of common stock of the Company to three individuals with respect to the conversion of a debt of $441,420 owing to an entity in Singapore as a result of outstanding finder’s fees associated with the Company’s private placement offering at $1.25 per Unit as well as related expenses and monthly service fees, at a conversion price of $0.50 per share.

On April 29, 2009, the Company issued 5,000,000 units (each a “Unit”) due to the closing of the Company’s private placement at $0.05 per Unit for total gross proceeds of $250,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.07 per warrant share until April 29, 2011. In relation to the Company’s private placement offering at $0.05 per Unit, the Company paid a cash finder’s fee in the amount of $16,500 to one individual in Hong Kong and $3,500 to one individual in Singapore.

On April 29, 2009, the Company issued 4,000,000 shares of common due to the closing of the Company’s private placement at $0.05 per share for total gross proceeds of $200,000 received in March, 2009. In relation to the Company’s private placement offering at $0.05 per share, the Company incurred a cash finder’s fee in the amount of $16,000 to one individual in Hong Kong.

On February 17, 2010, the Company issued 1,000,000 shares of common stock of the Company to two individuals with respect to the conversion of a debt of $300,000 owing to a Company related to a shareholder in Singapore at a conversion price of $0.30 per share pursuant to an agreement made in 2009.

On April 21, 2010, the Company issued 2,000,000 shares of common stock of the Company to one individual with respect to the conversion of a liability owing of $40,000 at a conversion price of $0.02 per share pursuant to an agreement made in 2009.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

On April 22, 2010, the Company issued 10,933,329 shares of common stock of the Company to 9 individuals/entities due to the closing of the Company’s private placement at $0.015 per share for total gross proceeds of $164,000, $112,500 of which was received in 2009 and $51,500 of which was received in 2010. In relation to the closing of the Company’s private placement offering at $0.015 per share, the Company has paid a cash finder’s fee in the amount of $5,000 to an individual in Shanghai, China and a finder’s fee of 750,000 shares of common stock of the Company to an individual in Singapore.

On April 23, 2010, the Company issued 38,000,000 shares of common stock of the Company to Accelera Evolution Limited with respect to the conversion of the convertible debenture issued by the Company on July 30, 2008 in the amount of $100,000 plus accrued and unpaid interest thereon in the amount of $14,000 for a total of $114,000 at a conversion price of $0.003 per share.

The Company has agreed on terms of settlement with the former Chief Executive Officer who resigned on July 2, 2010 to settle outstanding fees and expenses totaling $85,014 owing to the CEO for 1,800,000 shares of the Company’s common stock. The shares have not yet been issued.

On September 15, 2010, the Company issued 6,666,666 shares of common stock to two offshore entities due to the second closing of a private placement at $0.015 per share for total gross proceeds of $100,000. In relation to the private placement offering at $0.015 per share, the Company has paid a cash finder’s fee in the amount of $10,000 to one individual in Hong Kong.

On December 29, 2010, the Company issued 10,000,000 shares of common stock to one individual with respect to the conversion of a shareholder loan of $561,370 owing to him, pursuant to an agreement made effective December 31,2009.

In addition, on December 29, 2010, the Company issued 3,400,000 shares of common stock to two offshore individuals due to the third closing of a private placement at $0.015 per share for total gross proceeds of $51,000. In relation to the private placement offering at $0.015 per share, the Company paid a cash finder’s fee in the amount of $4,080 to one individual in Hong Kong.

Warrants outstanding and exercisable as of December 31, 2010 and 2009 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$0.07	2,500,000	April 29, 2011

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

9. STOCK-BASED COMPENSATION

The Company’s 2006 Stock Option and Incentive Plan (the “Plan”) originally allowed the Company to award stock options for up to 10,000,000 (post-forward stock split) shares to its directors, officers, employees, and consultants. On February 9, 2009 the Company increased the number of shares available under the Plan from 10,000,000 shares to 25,000,000 shares. The Plan is administered by the Company’s Board of Directors, or its assigned committee, which has discretion as to the awards and terms of the options to be issued. Upon exercise of options, new shares are issued.

On March 1, 2007, 6,000,000 stock options were granted under the Plan with the exercise price of $0.50 per share. 300,000 of 6,000,000 options vested on March 1, 2007 with the remainder to vest in equal monthly proportions on the first day of each of the next 19 months. 1,500,000 of these options were forfeited in January 2009 due to resignation of a director and two consultants and 2,500,000 of these options were forfeited in April 2009 due to the resignation of the Company’s former Chairman and CEO in February of 2009. 2,000,000 of these options were re-priced to an exercise price of $0.06 per share on February 9, 2009. The value of re-pricing these options, $0.02 per option share or $40,000 in total, has been recognized as additional stock-based compensation expense in the three months ended March 31, 2009 since the options were fully vested at the time of re-pricing. 250,000 of these options were forfeited in March 2010 due to termination of a consultant. 500,000 of these options were forfeited in July 2010 due to resignation of a director.

On May 30, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.90 per share to certain key employees of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic in China. 500,000 of 1,000,000 options were to vest on June 1, 2009 with the remainder to vest on June 1, 2011. On August 31, 2008 these options were re-priced to an exercise price of $0.50 per share. The value of re-pricing these options, $0.14 per option share or $140,000 in total, was to be recognized as additional stock-based compensation expense over the remaining vesting period of the options, subject to cancellations, forfeitures or further modifications of the options. $16,970 of this additional expense was recognized in the year ended December 31, 2008. These options have been recognized as cancelled as of January 1, 2009 along with the disposition of Wanxing Bio-Pharmaceuticals and Wanxing Cosmetic (see Note 2).

On November 29, 2007, 1,000,000 stock options were granted under the Plan with the exercise price of $1.67 per share. 50,000 of 1,000,000 options vested on November 29, 2007 with the remainder to vest in equal monthly proportions on the first day of each of the next 19 months. On August 31, 2008 these options were re-priced to an exercise price of $0.50 per share. The value of repricing these options, $0.11 per option share or $110,000 in total, will be recognized as additional stock-based compensation expense over the remaining vesting period of the options, subject to cancellations, forfeitures or further modifications of the options. $40,000 of this additional expense has been recognized in the year ended December 31, 2008. 500,000 of these options were forfeited in January 2009 due to resignation of a director. The remaining 500,000 options were re-priced to an exercise price of $0.06 per share on February 9, 2009. The value of re-pricing these options, $0.01 per option share or $5,000 in total, as be recognized as additional stock-based compensation expense over the remaining vesting period of the options, subject to cancellations, forfeitures or further modifications of the options. The $5,000 additional expense was recognized in the nine months ended September 30, 2009, at which time the options were fully vested. The remaining 500,000 of these options were forfeited in July 2010 due to resignation of a director.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

On October 2, 2008, 500,000 stock options were granted under the Plan with the exercise price of $0.50 per share. 25,000 of 500,000 options vested on October 2, 2008 with the remainder to vest in equal monthly proportions on the first day of each of the next 19 months.

On February 9, 2009 the Company granted options to acquire 15,500,000 shares at $0.06 per share to directors, consultants and executives of the Company until February 9, 2014. Of these options, 125,000 of one grant of 250,000 options vested immediately with the remainder to vest in equal monthly proportions over the next 10 months. Of the remaining 15,250,000 options, 3,812,500 options vested immediately with the remainder to vest in equal monthly proportions over the next 15 months. On the same day, the 500,000 options granted on October 2, 2008 to one of those individuals were cancelled. 1,800,000 of these options were cancelled effective December 31, 2009 upon settlement of a consulting agreement. 9,000,000 of these options were forfeited in October 2010 due to resignation of the Company’s former Chief Executive Officer.

On September 1, 2010 the Company granted options to acquire 5,000,000 shares at an exercise price of $0.03 per share until September 1, 2015 to the Company’s Chief Executive Officer for future services. 208,333 of those options vested immediately with the remainder to vest in equal monthly proportions over the next 23 months.

A summary of the Company’s stock option activities is presented below (after giving effect to re-pricings on August 31, 2008 and February 9, 2009):

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, January 1, 2007	-

Options granted in 2007	8,000,000	0.06	0.83	$	nil

Options Outstanding, December 31, 2007	8,000,000	0.06	0.83	$	nil

Options granted in 2008	500,000	0.06	0.16	$	nil

Options Outstanding, December 31, 2008	8,500,000	0.06	0.79	$	nil

Options granted in 2009	15,500,000	0.06	0.05	$	nil

Options cancelled in 2009	7,800,000	0.06	0.54	$	nil

Options Outstanding, December 31, 2009	16,200,000	0.06	0.16	$	nil

Options granted in 2010	5,000,000	0.03	0.13	$	nil

Options cancelled in 2010	10,250,000	0.06	0.13	$	nil

Options Outstanding, December 31, 2010	10,950,000	0.05	0.13	$	nil

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Options outstanding at December 31, 2010 vest as follows:

			Weighted
Vested at	Range of Exercise	Number	Average Exercise	Compensation Expense to be	Aggregate Intrinsic
December 31,	Prices	of Shares	Price	Recognized	Value
2010 and earlier	0.03-0.06	6,783,333	0.06	-	$	nil
2010	0.03	2,500,000	0.03	$325,000		nil
2011	0.03	1,666,667	0.03	216,667		nil
		10,950,000		$541,667	$	nil

The 6,783,333 options exercisable at December 31, 2010 have a weighted average remaining contractual term of 2.9 years.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

Non-vested options are as follows:
	Number outstanding	Total fair value	Weighted average grant- date fair value

Non-vested options outstanding, January 1, 2009	1,379,167	$1,190,113	$0.843

Options vested in year ended December 31, 2009	11,887,500	$537,427	$0.05

Non-vested options outstanding, January 1, 2010	3,362,500	$168,125	$0.05

Options vested in year ended December 31, 2010	4,195,833	$276,458	$0.07

Non-vested options outstanding, December 31, 2010	4,166,667	$541,667	$0.13

If not previously exercised or canceled, options outstanding at December 31, 2010 will expire as follows:

Expiration Date	Range of Exercise Prices		Number	Weighted average
Year Ending December 31,	High	Low	of Shares	exercise price
2012	0.06	0.06	1,250,000	$0.06
2014	0.06	0.06	4,700,000	$0.06
2015	0.03	0.03	5,000,000	$0.03

The fair values of the options granted in March, May and November, 2007 were estimated at values of $0.758 per share, $0.829 per share and $1.223, respectively. The post-repricing fair values of the May and November, 2007 options repriced on August 31, 2008 were estimated at values of $0.44 per share and $0.45, respectively. The fair value of the options granted in October, 2008 was estimated at a value of $0.16 per share. These estimates were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	March and May, 2007	November, 2007	August, 2008 repricing	October, 2008
Volatility:	41.0%	94%	104%	128%
Risk-free interest rate:	4.92%	3.42%	2.06%	2.06%
Dividend yield:	—	—	—	—
Expected lives (years):	5	5	3.75 to 4.25	5

The post-repricing fair values of the March and November, 2007 options repriced on February 9, 2009 were estimated at values of $0.05 per share and $0.05, respectively. The fair value of the options granted in February, 2009 was estimated at a value of $0.05 per share. The fair value of the options granted in September, 2010 was estimated at a value of $0.13 per share. These estimates were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 and for the interim periods ended  September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009
(Expressed in U.S. Dollars)

	February, 2009 grant	February, 2009 repricing	September, 2010
Volatility:	149%	149%	166%
Risk-free interest rate:	2.06%	2.06%	2.06%
Dividend yield:	—	—	—
Expected lives (years):	5	3 to 3.75	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Volatility was estimated based on past quoted market prices of the Company’s stock.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

10. RELATED PARTY TRANSACTIONS

Accounts payable includes $5,000 (2009- $5,000, 2008- $nil) due to the Company’s Chief Financial Officer for outstanding consulting fees. Accounts payable at December 31, 2008 also included $40,420 due to a Company related to shareholders, which was settled in March, 2009 in shares of the Company’s stock (see Note 8) and $159,803 due to a shareholder, which was forgiven on December 31, 2009.

Other current liabilities includes $20,000 (2009- $53,750, 2008- $nil) of accrued fees to the Company’s Chief Executive Officer, $78,750 (2009- $78,750, 2008- $577,250) accrued finder’s fees due to shareholders and a Company related to shareholders, and $11,400 accrued consulting fees (2009- $nil, 2008- $nil) due to a shareholder.

11. SUBSEQUENT EVENTS

On February 24, 2011, the holder of the convertible debentures provided a conversion notice to the Company to convert $53,333 of accrued and unpaid interest thereon at a conversion price of $0.005 per share.  On March 18, 2011, the Company issued 10,666,666 shares pursuant to the conversion notice.  The principal amount of this convertible debenture remains outstanding.

The Company has reviewed events subsequent to December 31, 2010 to the date of issuance of the financial statements and has determined that no additional disclosure is applicable.

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	March 31	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$6,168	$19,678
Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	200,000
Total current assets	206,168	219,678

Total assets	$206,168	$219,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $14,764 (December 31, 2009- $5,000)	$77,144	$73,922
Interest payable	41,052	34,148
Shareholder loans (Note 5)	40,000	40,000
Other current liabilities, including related party liabilities of $147,500 (December 31, 2009- $132,500)	319,512	291,012
Total current liabilities	477,708	439,082

Convertible debentures (Note 6)	350,000	350,000
Total liabilities	827,708	789,082

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 144,554,925 shares (Dec. 31, 2009 - 143,554,925)	14,456	14,356
Additional paid-in capital	31,724,216	31,309,410
Subscriptions received	715,370	1,013,870
Accumulated (deficit)	(33,075,582)	(32,907,040)
Accumulated other comprehensive income (loss)	-	-
Total stockholders' (deficit)	(621,540)	(569,404)

Total liabilities and stockholders' (deficit)	$206,168	$219,678

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2010	2009

EXPENSES
Consulting	$30,000	$75,595
General and administration	1,058	7,348
Interest	7,435	19,733
Professional fees	15,674	25,580
Stock-based compensation (Note 9)	114,375	42,981
Total expenses	168,542	171,237

Net (loss) for the period from operations	(168,542)	(171,237)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	-	4,825,444

Net income (loss) for the period	$(168,542)	$4,654,207

Other comprehensive income (loss)
Foreign currency translation	-	1,775,343

Comprehensive income (loss)	$(168,542)	$6,429,550

Net income (loss) per common share - basic and fully diluted:
Net income (loss) for the period from operations	$-	$-
Net income (loss) for the period	$-	$0.03

Weighted average number of common stock outstanding	144,021,592	133,517,319

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended March 31
	2010	2009

Cash from (used in) operating activities:
Net income (loss)	$(168,542)	$4,654,207
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense on shareholders' loans	531	12,829
Stock-based compensation	114,375	42,981
Gain on disposition of subsidiaries	-	(4,825,444)
Net change in operating assets and liabilities:
Prepaid expenses and deposits	-	(29,700)
Accounts payable	3,222	(22,689)
Interest payable	6,904	6,904
Other current liabilities	28,500	33,498

Net cash (used in) from operating activities	(15,010)	(127,414)

Cash (used in) investing activities:
Cash disposed with disposition of subsidiaries	-	(4,056)

Net cash (used in) investing activities	-	(4,056)

Cash from (used in) financing activities:
Share subscriptions received	1,500	200,000
Finders fees paid or payable in cash	-	(16,000)

Net cash from financing activities	1,500	184,000

Effect of other comprehensive income (loss) on cash	-	-

Increase (decrease) in cash	(13,510)	52,530

Cash, beginning of period	19,678	75,455

Cash, end of period	$6,168	$127,985

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	531	12,829
Accounts payable settled in shares	-	40,420
Other current liabilities settled for shares	-	491,000
Interest paid in cash	-	-
Dividends paid	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2009	143,554,925	$14,356	$31,309,410	$1,013,870	$-	$(32,907,040)	$(569,404)

Subscriptions received for shares pursuant to private placement	-	-	-	1,500	-	-	1,500
Shares issued February 17, 2010 at agreed priceof $0.30 per share pursuant to agreements to settle shareholder loan	1,000,000	100	299,900	(300,000)	-	-	-
Stock-based compensation	-	-	114,375	-	-	-	114,375
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(168,542)	(168,542)

Balance March 31, 2010	144,554,925	$14,456	$31,724,216	$715,370	$-	$(33,075,582)	$(621,540)

4

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	June 30	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$61,659	$19,678
Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	200,000
Total current assets	261,659	219,678

Total assets	$261,659	$219,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $9,764 (December 31, 2009- $5,000)	$91,731	$73,922
Interest payable	32,477	34,148
Shareholder loans (Note 5)	40,000	40,000
Other current liabilities, including related party liabilities of $162,500 (December 31, 2009- $132,500)	339,112	291,012
Total current liabilities	503,320	439,082

Convertible debentures (Note 6)	250,000	350,000
Total liabilities	753,320	789,082

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 196,238,254 shares (Dec. 31, 2009 - 143,554,925)	19,624	14,356
Additional paid-in capital	32,103,829	31,309,410
Subscriptions received	611,370	1,013,870
Accumulated (deficit)	(33,226,484)	(32,907,040)
Accumulated other comprehensive income (loss)	-	-
Total stockholders' (deficit)	(491,661)	(569,404)

Total liabilities and stockholders' (deficit)	$261,659	$219,678

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

EXPENSES
Consulting	$33,300	$75,267	$63,300	$150,862
General and administration	1,878	6,818	2,936	14,166
Interest	5,956	19,809	13,391	39,542
Professional fees	33,518	72,924	49,192	98,504
Stock-based compensation (Note 9)	76,250	225,522	190,625	268,503
Total expenses	150,902	400,340	319,444	571,577

Net (loss) for the period from operations	(150,902)	(400,340)	(319,444)	(571,577)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	-	-	-	4,825,444

Net income (loss) for the period	$(150,902)	$(400,340)	$(319,444)	$4,253,867

Other comprehensive income (loss)
Foreign currency translation	$-	$-	$-	$1,775,343

Comprehensive income (loss)	$(150,902)	$(400,340)	$(319,444)	$6,029,210

Net income (loss) per common share - basic and fully diluted:
Net (loss) for the period from operations	$-	$-	$-	$-
Net income (loss) for the period	$-	$-	$-	$0.03

Weighted average number of common stock outstanding	183,347,779	140,686,793	163,793,321	137,121,861

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Cash from (used in) operating activities:
Net income (loss)	$(150,902)	$(400,340)	$(319,444)	$4,253,867
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense on shareholders' loans	531	12,828	1,062	25,657
Stock-based compensation	76,250	225,522	190,625	268,503
Gain on disposition of subsidiaries	-	-	-	(4,825,444)
Net change in operating assets and liabilities:
Prepaid expenses and deposits	-	18,146	-	(11,554)
Accounts payable	14,587	61,248	17,809	38,559
Interest payable	5,425	6,981	12,329	13,885
Other current liabilities	19,600	(6,033)	48,100	27,465

Net cash (used in) from operating activities	(34,509)	(81,648)	(49,519)	(209,062)

Cash (used in) investing activities:
Cash disposed with disposition of subsidiaries	-	-	-	(4,056)

Net cash (used in) investing activities	-	-	-	(4,056)

Cash from (used in) financing activities:
Share subscriptions received	100,000	-	101,500	200,000
Finders fees paid or payable in cash	(10,000)	(20,000)	(10,000)	(36,000)

Net cash from (used in) financing activities	90,000	(20,000)	91,500	164,000

Effect of other comprehensive income (loss) on cash	-	-	-	-

Increase (decrease) in cash	55,491	(101,648)	41,981	(49,118)

Cash, beginning of period	6,168	127,985	19,678	75,455

Cash, end of period	$61,659	$26,337	$61,659	$26,337

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	531	12,828	1,062	25,657
Accounts payable settled in shares	-	-	-	40,420
Interest payable converted to shares	14,000	-	14,000	-
Other current liabilities settled for shares	-	-	-	491,000
Interest paid in cash	-	-	-	-
Dividends paid	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2009	143,554,925	$14,356	$31,309,410	$1,013,870	$-	$(32,907,040)	$(569,404)

Subscriptions received for shares pursuant to private placement	-	-	-	1,500	-	-	1,500
Shares issued February 17, 2010 at agreed price of $0.30 per share pursuant to agreements to settle shareholder loan	1,000,000	100	299,900	(300,000)	-	-	-
Finders fees paid or payable in cash	-	-	-	-	-	-	-
Stock-based compensation	-	-	114,375	-	-	-	114,375
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(168,542)	(168,542)

Balance March 31, 2010	144,554,925	$14,456	$31,724,216	$715,370	$-	$(33,075,582)	$(621,540)

Subscriptions received for shares pursuant to private placement	-	-	-	100,000	-	-	100,000
Shares issued April 21, 2010 at agreed price of $0.02 per share pursuant to agreements to settle accounts payable	2,000,000	200	39,800	(40,000)	-	-	-
Shares issued April 22, 2010 at $0.015 per share pursuant to private placement	10,933,329	1,093	162,907	(164,000)	-	-	-
Finders fees paid in stock	750,000	75	(75)	-	-	-	-
Shares issued April 23, 2010 at agreed price of $0.003 pursuant to conversion of convertible debentures	38,000,000	3,800	110,200	-	-	-	114,000
Finders fees paid or payable in cash	-	-	(10,000)	-	-	-	(10,000)
Stock-based compensation	-	-	76,250	-	-	-	76,250
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(150,902)	(150,902)

Balance June 30, 2010	196,238,254	$19,624	$32,103,829	$611,370	$-	$(33,226,484)	$(491,661)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

4

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Notes to Consolidated Financial Statements – please see notes to years ended December 31, 2010 and 2009

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	September 30	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$40,401	$19,678
Proceeds receivable for disposition of subsidiaries (Note 3)	200,000	200,000
Total current assets	240,401	219,678

Total assets	$240,401	$219,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $9,764 (December 31, 2009- $5,000)	$69,958	$73,922
Interest payable	37,518	34,148
Shareholder loans (Note 5)	40,000	40,000
Other current liabilities, including related party liabilities of $162,500 (December 31, 2009- $132,500)	353,552	291,012
Total current liabilities	501,028	439,082

Convertible debentures (Note 6)	250,000	350,000
Total liabilities	751,028	789,082

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 6, 7, 8, 9, 10 and 11)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 202,904,920 shares (Dec. 31, 2009 - 143,554,925)	20,291	14,356
Additional paid-in capital	32,225,776	31,309,410
Subscriptions received	561,370	1,013,870
Accumulated (deficit)	(33,318,064)	(32,907,040)
Total stockholders' (deficit)	(510,627)	(569,404)

Total liabilities and stockholders' (deficit)	$240,401	$219,678

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

EXPENSES
Consulting	$25,000	$60,000	$88,300	$210,862
General and administration	8,913	6,835	11,849	21,001
Interest	5,572	19,886	18,963	59,428
Professional fees	25,012	22,829	74,204	121,333
Stock-based compensation (Note 9)	27,083	152,674	217,708	421,177
Total expenses	91,580	262,224	411,024	833,801

Net (loss) for the period from operations	(91,580)	(262,224)	(411,024)	(833,801)

OTHER INCOME AND EXPENSES
Gain on disposition of subsidiaries	-	-	-	4,825,444

Net income (loss) for the period	$(91,580)	$(262,224)	$(411,024)	$3,991,643

Other comprehensive income (loss)
Foreign currency translation	$-	$-	$-	$1,775,343

Comprehensive income (loss)	$(91,580)	$(262,224)	$(411,024)	$5,766,986

Net income (loss) per common share - basic and fully diluted:
Net (loss) for the period from operations	$-	$-	$-	$(0.01)
Net income (loss) for the period	$-	$-	$-	$0.03

Weighted average number of common stock outstanding	197,325,210	143,554,925	175,093,445	139,289,780

The accompanying notes to the consolidated financial statements are an integral part of these statements.

2

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Cash from (used in) operating activities:
Net income (loss)	$(91,580)	$(262,224)	$(411,024)	$3,991,643
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense on shareholders' loans	531	12,829	1,593	38,486
Stock-based compensation	27,083	152,674	217,708	421,177
Gain on disposition of subsidiaries	-	-	-	(4,825,444)
Net change in operating assets and liabilities:
Prepaid expenses and deposits	-	11,554	-	-
Accounts payable	(21,773)	28,582	(3,964)	67,141
Interest payable	5,041	7,057	17,370	20,942
Other current liabilities	14,440	25,199	62,540	52,664

Net cash (used in) from operating activities	(66,258)	(24,329)	(115,777)	(233,391)

Cash (used in) investing activities:
Cash disposed with disposition of subsidiaries	-	-	-	(4,056)

Net cash (used in) investing activities	-	-	-	(4,056)

Cash from (used in) financing activities:
Share subscriptions received	50,000	82,500	151,500	282,500
Finders fees paid or payable in cash	(5,000)	-	(15,000)	(36,000)

Net cash from financing activities	45,000	82,500	136,500	246,500

Increase (decrease) in cash	(21,258)	58,171	20,723	9,053

Cash, beginning of period	61,659	26,337	19,678	75,455

Cash, end of period	$40,401	$84,508	$40,401	$84,508

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	531	12,829	1,593	38,486
Accounts payable settled in shares	-	-	-	40,420
Interest payable converted to shares	14,000	-	14,000	-
Other current liabilities settled for shares	-	-	-	491,000
Interest paid in cash	-	-	-	-
Dividends paid	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

3

SINOBIOMED INC.
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid- in capital	Subscriptions received	Cumulative Other Comprehensive Income (loss)	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2009	143,554,925	$14,356	$31,309,410	$1,013,870	$-	$(32,907,040)	$(569,404)

Subscriptions received for shares pursuant to private placement	-	-	-	1,500	-	-	1,500
Shares issued February 17, 2010 at agreed price of $0.30 per share pursuant to agreements to settle shareholder loan	1,000,000	100	299,900	(300,000)	-	-	-
Stock-based compensation	-	-	114,375	-	-	-	114,375
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(168,542)	(168,542)

Balance March 31, 2010	144,554,925	$14,456	$31,724,216	$715,370	$-	$(33,075,582)	$(621,540)

Subscriptions received for shares pursuant to private placement	-	-	-	100,000	-	-	100,000
Shares issued April 21, 2010 at agreed price of $0.02 per share pursuant to agreement to settle accounts payable	2,000,000	200	39,800	(40,000)	-	-	-
Shares issued April 22, 2010 at $0.015 per share pursuant to private placement	10,933,329	1,093	162,907	(164,000)	-	-	-
Finders fees paid in stock	750,000	75	(75)	-	-	-	-
Shares issued April 23, 2010 at agreed price of $0.003 pursuant to conversion of convertible debentures	38,000,000	3,800	110,200	-	-	-	114,000
Finders fees paid in cash	-	-	(10,000)	-	-	-	(10,000)
Stock-based compensation	-	-	76,250	-	-	-	76,250
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(150,902)	(150,902)

Balance June 30, 2010	196,238,254	$19,624	$32,103,829	$611,370	$-	$(33,226,484)	$(491,661)

Subscriptions received for shares pursuant to private placement	-	-	-	50,000	-	-	50,000
Shares issued April 21, 2010 at agreed price of $0.02 per share pursuant to agreements to settle accounts payable	-	-	-	-	-	-	-
Shares issued September 15, 2010 at $0.015 per share pursuant to private placement	6,666,666	667	99,333	(100,000)	-	-	-
Finders fees paid or payable in stock	-	-	-	-	-	-	-
Shares issued April 23, 2010 at agreed price of $0.003 pursuant to conversion of convertible debentures	-	-	-	-	-	-	-
Finders fees paid in cash	-	-	(5,000)	-	-	-	(5,000)
Stock-based compensation	-	-	27,083	-	-	-	27,083
Imputed interest on shareholders' loans	-	-	531	-	-	-	531
Net (loss) for the period	-	-	-	-	-	(91,580)	(91,580)

Balance September 30, 2010	202,904,920	$20,291	$32,225,776	$561,370	$-	$(33,318,064)	$(510,627)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2010.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of duties consistent with control objectives; (3) inadequate review and oversight of the period-end financial reporting process; and (4) lack of back-up of financial data.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our financial results.  However, the material weakness set forth in item (3) above created deficiencies in the completeness and accuracy of the application of generally accepted accounting principles, resulting in audit adjustments and disclosure modifications to the financial statements and notes thereto. While this deficiency did not result in material misstatement in the Company’s consolidated financial statements, it is reasonably possible that, if not remediated, it could result in a material misstatement of the Company’s financial statements in a future annual or interim period.  Management believes the material weakness set forth in item (4) above had a direct effect on our financial results as the lack of an independent copy of financial records of the subsidiaries Shanghai Wanxing and Wanxing Cosmetic directly contributed to a two year-delay in completing financial reporting for the year ended December 31, 2008 and greater consulting and professional fees expenses being incurred than would have been necessary to complete the work had the data been available on a more timely basis. Further, the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

3.	We plan to implement more rigorous procedures for back-up and retention of financial data.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 18, 2011, we issued 10,666,666 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $53,333.33 in accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.005 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 1, 2011:

Name	Age	Positions and Offices Held
George Yu(1)	38	President and Chief Executive Officer and a Director
Dr. Anchie Y. Kuo(2)	50	Former President and Chief Executive Officer
Ka Yu(3)	40	Secretary, Treasurer and Director
Chris Metcalf(4)	41	Former Chairman of the Board and Former Director
Dr. Kim Kiat Ong(5)	55	Former Director
Dr. Zhi –Xin Wang(6)	57	Former Director
Khuat Leok (Lionel) Choong(7)	49	Chief Financial Officer
Ban-Jun Yang(8)	54	Former President, CEO and Former Director
Robert Ip(9)	53	Former Director
Hon. Larry W. Campbell(10)	61	Former Director
Asher Zwebner(11)	47	Former Chief Financial Officer
Notes:
(1)	Mr. George Yu was appointed as the Company’s President and CEO on September 1, 2010. On January 28, 2011, Mr. Yu was appointed as a director of the Company.
(2)	Mr. Kuo was appointed as Company’s President and CEO on February 9, 2009. Mr. Kuo resigned as the Company’s President and CEO on July 2, 2010.
(3)
Mr. Yu was appointed as the President, CEO, Secretary, Treasurer and director of the Company on October 31, 2006, until March 1, 2007, and was the CFO of the Company from October 31, 2006, to December 28, 2006.  Mr. Yu was elected as a director of the Company on March 1, 2007, and appointed as the Secretary and Treasurer of the Company on March 1, 2007.

(4)
Mr. Metcalf was elected as a director of the Company on March 1, 2007, and became the Company’s Chairman of the Board on February 12, 2009.  Mr. Metcalf resigned as the Company’s Chairman of the Board and as a director of the Company on January 28, 2011.

(5)	Dr. Ong was elected as a director of the Company on March 1, 2007 and resigned as a director of the Company on April 16, 2010.
(6)	Dr. Zhi-Xin Wang was appointed a director of the Company on May 14, 2007 and resigned as a director of the Company on April 15, 2010.
(7)	Mr. Choong was appointed the Company’s Chief Financial Officer on October 2, 2008, effective September 1, 2008.
(8)
Mr. Yang was elected as a director of the Company on March 1, 2007 and appointed as the President and CEO of the Company on March 1, 2007.  Mr. Yang resigned as the Company’s President, CEO and a director on February 10, 2009.

(9)	Mr. Ip was elected as a director of the Company on March 1, 2007, and resigned as a director of the Company on January 5, 2009.
(10)	Hon. Larry Campbell was appointed a director of the Company on October 12, 2007, and resigned as a director of the Company on January 7, 2009.
(11)
Mr. Zwebner was the CFO, Treasurer and a director of the Company until October 30, 2006.  Mr. Zwebner was re-appointed as the CFO of the Company on December 28, 2006, and again re-appointed as the CFO of the Company on March 1, 2007.  Mr. Zwebner resigned as the Company’s CFO effective August 31, 2008.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

George Yu (age 38) has been the President and CEO of the Company since September 1, 2010 and was appointed as a director of the Company on January 28, 2011.  Mr. Yu has over 15 years of management and corporate development experience.  Prior to his appointment, he served, from September 2009 to August 2010, as the Managing Partner, Bay2Peak S.A., a financial advisory and investment management firm, and from September 2005 to August 2009, as the Managing Partner of Bay2Peak Strategies, Ltd., a financial advisory and investment management firm, where he was responsible in both instances for the sourcing and execution of transactions, including financings, mergers and acquisitions, and investor relations.  Prior to that, Mr. Yu served in various operational management and consulting roles and has worked with small-cap hedge and venture capital funds in emerging markets and investment banking at Lehman Brothers.  Mr. Yu graduated with a Bachelor of Science Degree from the University of Tuebingen, Germany in 1995, and with a Masters in Business Administration, cum laude, in Finance and Economics from the Columbia Business School in 2004.

Ka Yu (age 40) was the President, CEO, Secretary, Treasurer and Director of the Company from October 31, 2006 to March 1, 2007 and was the CFO of the Company from Oct. 31, 2006 to December 28, 2006.  On March 1, 2007, Mr. Yu was appointed as the Secretary, Treasurer and elected as a Director of the Company.  In addition, he is currently the Senior Vice President of CY Oriental Holdings Ltd., which is listed on the TSX Venture Exchange.  From 1996 to 2001, Mr. Yu was the Managing Director of Powerlot (Pacific) Ltd., a privately owned company, during which he initiated, organized and supervised the business of the company with over 500 staff members.  Powerlot is engaged in the business of garment manufacturing, logistics, telecommunications, and international trade with annual revenue exceeding $50 million USD in 2001. Mr. Yu graduated from Shanghai Teacher’s University in Shanghai in 1991 with a bachelors of Science.

Lionel Choong, BA, FCA, AHKICPA, CPA (HK), AHKSI, EMBA (Kellogg), CF, (age 49), was appointed the Company’s Chief Financial Officer on October 2, 2008, effective September 1, 2008.  From July 2006 to August 2008 Mr. Choong headed up the corporate finance department of Kennic L.H. Lui & Co, a boutique corporate reorganization services Certified Public Accounting firm in Hong Kong. From February 2003 to July 2006, Mr. Choong was the CFO, Secretary and a director of Byford International Ltd., a company listed on the Hong Kong Stock Exchange. From 1992 to February 2003, Mr. Choong held various positions in the Assurance and Advisory Department as well as the Corporate Finance Division with Deloitte Touche Tohmatsu in Hong Kong, where he retired as a partner in 2002, and thereafter, worked as a consultant for Deloitte Touche and Tohmatsu until February 2003. On October 2009, Mr. Choong was appointed as an independent non-executive director and audit committee chairman of Tack Fat Group International Ltd, a listed company in Hong Kong. Mr. Choong has more than 20 years of experience in corporate finance, business development, IPO and M&A, and financial management and reporting in a variety of industries in Hong Kong, China and overseas. Mr. Choong is a Chartered Accountant and fellow member with the Institute of Chartered Accountants in England and Wales (“ICAEW”), a member of the Hong Kong Securities Institute Limited since 2001 and an associate member of the Hong Kong Society of Accountants since 1992. He holds an Advanced Diploma in Corporate Finance through the ICAEW, which he received in 2006, and has earned a MBA in 2002 from J. L. Kellogg School of Management at Northwestern University in the US and The Hong Kong University of Science and Technology. Mr. Choong earned his Bachelor of Arts (honors in accountancy) in 1984 from London Guildhall University, UK. Mr. Choong is not an officer or director of any other reporting issuer in the US at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with, except as follows:

Mr. Banjun Yang failed to timely file his Form 3 after becoming a more than 10% shareholder of the Company on January 12, 2007 and has since filed his Form 3.  In addition, Mr. Yang failed to timely file his Form 4 after being granted stock options on March 1, 2007 and has since filed his Form 4.  Furthermore, Mr. Yang failed to timely file his Form 4 after disposing of his more than 10% ownership on May 13, 2009 and has since filed his Form 4.

Mr. Ka Yu failed to timely file his Form 4 after being granted stock options on March 1, 2007 and has since filed his Form 4.

Mr. Chris Metcalf failed to timely file his Form 3 after being appointed as a director and being granted stock options on March 1, 2007 and has since filed his Form 3.

Mr. Asher Zwebner failed to timely file his Form 4 after the disposition of shares on January 14, 2008 and has since filed his Form 4.  In addition, Mr. Zwebner failed to timely file his Form 4 after the disposition of shares on January 22, 2008 and has since filed his Form 4.

Mr. Lionel Choong failed to timely file his Form 3 after being appointed as CFO and being granted stock options on October 2, 2008 and has since filed his Form 3.  In addition, Mr. Choong failed to timely file his Form 4 after being granted stock options on February 9, 2009 and has since filed his Form 4.

Mr. Anchie Kuo failed to timely file his Form 3 after being appointed as President and CEO and being granted stock options on February 9, 2009 and has also failed to timely file a Form 5 within 45 days of the fiscal year ended December 31, 2009 with respect to the transactions not reported on a Form 3.

Mr. Shan Ming Gu failed to timely file his Form 3 after he directly and indirectly through his wife and daughter acquired more than 10% ownership on May 13, 2009 and has also failed to timely file a Form 5 wtihin 45 days of the fiscal year ended December 31, 2009 with respect to the transaction not reported on a Form 3, however, Mr. Gu has since filed his Form 3.

Mr. Dennis Kam Thai Leong failed to timely file a Form 3 after an entity he is deemed to beneficially own and control acquired more than a 10% ownership of the Company on April 23, 2010.  In addition, Mr. Kam failed to timely file a Form 4 after entities he is deemed to beneficially own and control acquired additional shares on September 15, 2010.  Furthermore, Mr. Kam has also failed to timely file a Form 5 within 45 days of the fiscal year ended December 31, 2010 with respect to the transactions not reported on a Form 3 or Form 4.

Mr. George Yu failed to timely file his Form 3 after being appointed as President and CEO and being granted stock options on September 1, 2010 and has also failed to timely file a Form 5 within 45 days of the fiscal year ended December 31, 2010 with respect to the transactions not reported on a Form 3, however, Mr. Yu has since filed his Form 3.

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. George Yu, Lionel Choong and Ka Yu.  All three members of the audit committee are considered interested members as George Yu is the President and CEO, Lionel Choong is the CFO and Ka Yu is the Secretary and Treasurer.  Mr. Lionel Choong is also considered the Company’s financial expert for the audit committee.

The Company adopted an Audit Committee Charter and Audit Committee Procedures for Whistleblowers on May 22, 2007, which were filed as exhibits 99.1 and 99.2 to the Form 10-QSB filed with the SEC via EDGAR on August 14, 2007, and are incorporated by reference herein.

Nomination Committee

At the present time, the Company has not appointed a nomination committee.  The Company intends to adopt a nomination committee in the future.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2010, 2009 and 2008:

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option awards ($)			Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)

Banjun Yang(1)	2008		$60,000	$	Nil	$	Nil	$	Nil		$	Nil	$	Nil	$	Nil	$60,000
Former President, CEO & Director	2007		$54,000	$	Nil	$	Nil		1,893,900	(6)	$	Nil	$	Nil	$	Nil	$1,947,900

Asher Zwebner(2)	2008	$	Nil	$	Nil		$85,400	$	Nil		$	Nil	$	Nil	$	Nil	$85,400
Former	2007	$	Nil	$	Nil		$57,750	$	Nil		$	Nil	$	Nil	$	Nil	$57,750
CFO

Dr. Anchie Kuo(3)	2010		$30,000	$	Nil	$	Nil	$	Nil		$	Nil	$	Nil	$	Nil	$30,000
Former President & CEO	2009		$53,750	$	Nil	$	Nil		$450,000	(7)	$	Nil	$	Nil	$	Nil	$503,750

Lionel Choong(4)	2010		$60,000	$	Nil	$	Nil	$	Nil		$	Nil	$	Nil	$	Nil	$60,000
CFO	2009		$60,000	$	Nil	$	Nil		$135,000		$	Nil	$	Nil	$	Nil	$195,000
	2008		$20,000	$	Nil	$	Nil		$80,000		$	Nil	$	Nil	$	Nil	$100,000

George Yu(5)	2010		$20,000	$	Nil	$	Nil		$650,000		$	Nil	$	Nil	$	Nil	$670,000
President, CEO & Director
Notes:
(1)
Mr. Yang was elected as a director of the Company on March 1, 2007 and appointed as the President and CEO of the Company on March 1, 2007.  Mr. Yang resigned as the Company’s President, CEO and a director on February 10, 2009.

(2)
Mr. Zwebner was the CFO, Treasurer and a director of the Company until October 30, 2006.  Mr. Zwebner was re-appointed as the CFO of the Company on December 28, 2006, and again re-appointed as the CFO of the Company on March 1, 2007.  Mr. Zwebner resigned as the Company’s CFO effective August 31, 2008.

(3)	Mr. Kuo was appointed as Company’s President and CEO on February 9, 2009. Mr. Kuo resigned as the Company’s President and CEO on July 2, 2010.
(4)	Mr. Choong was appointed the Company’s Chief Financial Officer on October 2, 2008, effective September 1, 2008.
(5)	Mr. George Yu was appointed as the Company’s President and CEO on September 1, 2010. On January 28, 2011, Mr. Yu was appointed as a director of the Company.
(6)	These stock options that were granted to Banjun Yang expired on May 11, 2009 as a result of Mr. Yang’s resignation on February 10, 2009.
(7)	These stock options that were granted to Dr. Anchie Kuo expired on September 28, 2010 as a result of Dr. Kuo’s resignation on July 2, 2010.

Narrative Disclosure to the Summary Compensation Table

See Note 9 to the financial statements as at December 31, 2010 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

Effective January 1, 2007, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner served as the CFO of the Company.  The agreement automatically renewed for subsequent one-year periods unless notice not to renew was given by either party at least 60 calendar days prior to the end of the term.  Terms of the agreement called for the issuance of 100,000 (post forward stock split) restricted shares of Common Stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2007.  Such shares were held in escrow until January 1, 2008, which shares have been released to Mr. Zwebner prior to January 1, 2008 in accordance with the Company’s instructions.

The Company paid the residential rent in Shanghai as part of the remuneration for Banjun Yang, the Chief Executive Officer of the Company, for the months of January through June 2007 in the amount of $17,000.

Effective January 1, 2008, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner served as the CFO of the Company.  The agreement automatically renewed for subsequent one-year periods unless notice not to renew was given by either party at least 60 calendar days prior to the end of the term.  Terms of the agreement called for the issuance of 110,000 restricted shares of Common Stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2008.  Such shares were held in escrow with 55,000 share released to Mr. Zwebner on July 1, 2008, and 55,000 shares were to be released to Mr. Zwebner on January 1, 2009.  Since Mr. Zwebner resigned as CFO of the Company effective August 31, 2008, the remaining 55,000 shares that were being held in escrow were authorized by the Board of Directors on October 2, 2008 to be released to Mr. Zwebner due to the decline in the Company’s share price from the date of entering into the consulting services agreement and the dedicated effort provided by Asher Zwebner to the Company.

The Company and Mr. Lionel Choong entered into a Corporate Consulting Services Agreement (the “Agreement”) dated effective September 1, 2008 detailing the terms and conditions of Mr. Choong’s service to the Company as its Chief Financial Officer.  The term of the Agreement is for a period of three years and shall renew automatically for subsequent one-year periods unless notice not to renew is given by either party in writing at least 60 calendar days prior to the end of the term.  As compensation for his services as the Company’s CFO, the Company shall pay to Mr. Choong a monthly salary of $5,000, however, if the Company is successful in raising $5,000,000 or more in a single offering, then Mr. Choong’s monthly salary shall be increased to $15,000 for the remainder of the term.  In addition, under the Agreement the Company agreed to grant 500,000 stock options to Mr. Choong at an exercise price of $0.50 per share which options shall expire five years from the grant date.  The Board of Directors granted the 500,000 stock options to Mr. Choong on October 2, 2008 with similar vesting provisions to the stock options that were previously granted to the other directors and officers of the Company.

On February 9, 2009, the Board of Directors approved to amend the exercise price of all previously granted stock options granted to the Company’s directors, officers, employees and consultants on March, 1, 2007, May 30, 2007, November 29, 2007 and October 2, 2008 by reducing the exercise price of such stock options from $0.50 per share to $0.06 per share.

In addition, on February 9, 2009, the Board of Directors of the Company approved to amend the Choong Agreement with Mr. Choong in order to provide for and to grant 2,700,000 stock options instead of the original 500,000 stock options that were granted to Mr. Choong.  The Company and Mr. Choong mutually agreed to cancel the original 500,000 stock options that were granted to Mr. Choong on October 2, 2008, and granted 2,700,000 stock options to Mr. Choong on February 9, 2009, having an exercise price of $0.06 per share, and having vesting provisions that provide for 25% of the stock option to vest immediately with an additional 5% of the stock options vesting on the last day of every month thereafter starting on March 31, 2009.  In addition, the stock options granted to Mr. Choong will have an anti-dilution provision which will allow the stock options to acquire the same percentage of shares of common stock of the Company, based on the amount of outstanding shares immediately prior to any financing, if the outstanding shares are increased due to any equity or convertible debenture financing up to an aggregate total of $20,000,000, with such anti-dilution provisions being of no effect over and above an aggregate of $20,000,000 raised by the Company through any equity or convertible debenture financing.  Furthermore, in the event of any combination, disposal, merger or corporate restructuring of the Company or any of its subsidiaries with another entity, the remaining unvested stock options granted will vest in full and Mr. Choong will be entitled to exercise these options to take effect, immediately prior to such a combination, disposal, merger or corporate restructuring.

On October 26, 2010, the Company and Mr. Choong entered into a letter agreement (the “Letter Agreement”) whereby effective as of February 9, 2009, the parties agreed to eliminate section 10 of the stock option agreement between the parties dated February 9, 2002, so that the anti-dilution rights provided to Mr. Choong in the stock option agreement are of no force and effect.

The Company and Dr. Kuo have entered into a Corporate Consulting Services Agreement (the “Agreement”) dated effective February 9, 2009 detailing the terms and conditions of Dr. Kuo’s service to the Company as its President and Chief Executive Officer.  The term of the Agreement is for a period of two years and shall renew automatically for subsequent one-year periods unless notice not to renew is given by either party in writing at least 60 calendar days prior to the end of the term.  As compensation for his services as the Company’s President and CEO, the Company shall pay to Dr. Kuo a monthly salary of $5,000, however, if the Company is successful in raising $12,000,000 or more in a single offering, then the Company shall pay the Consultant a compensation to be negotiated between the parties hereto that is comparable to other CEO’s of other listed bio-pharmaceutical companies in similar circumstances.  In addition, under the Agreement the Company agreed to grant 9,000,000 stock options to Dr. Kuo at an exercise price of $0.06 per share which options shall expire five years from the grant date.  The Board of Directors granted the 9,000,000 stock options to Dr. Kuo on February 9, 2009 with vesting provisions that provide for 25% of the stock option to vest immediately with an additional 5% of the stock options vesting on the last day of every month thereafter starting on March 31, 2009.  In addition, the stock options granted to Dr. Kuo will have an anti-dilution provision which will allow the stock options to acquire the same percentage of shares of common stock of the Company, based on the amount of outstanding shares immediately prior to any financing, if the outstanding shares are increased due to any equity or convertible debenture financing up to an aggregate total of $20,000,000, with such anti-dilution provisions being of no effect over and above an aggregate of $20,000,000 raised by the Company through any equity or convertible debenture financing.  Furthermore, in the event of any combination, disposal, merger or corporate restructuring of the Company or any of its subsidiaries with another entity, the remaining unvested stock options granted will vest in full and Dr. Kuo will be entitled to exercise these options to take effect, immediately prior to such a combination, disposal, merger or corporate restructuring.

In consideration for Mr. George Yu’s services as the Company’s Chief Executive Officer, the Company has entered into an executive employment agreement with Mr. Yu, dated as of September 1, 2010, pursuant to which, the Company is obligated to pay Mr. Yu an initial monthly base salary of $5,000, which will be increased to a monthly base salary of $10,000 per month if the Company raises at least $1,000,000 in aggregate financing during the 24-month term of his employment.  To December 31, 2010 the Company has accrued but not paid the $20,000 earned to date by Mr. Yu.  The Company also granted Mr. Yu a five-year option to purchase 5,000,000 restricted shares of the Company’s common stock under the Company’s 2006 Stock Option and Incentive Plan. The option is exercisable at a per share price of $0.03 per share and vests on a monthly basis, over a 24-month period, commencing on September 1, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2010:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

George Yu(1) President, CEO & Director	833,333	4,166,667	Nil	$0.03	Sept. 1, 2015	Nil	$	Nil	Nil	$	Nil
Lionel Choong(2) CFO	2,700,000	Nil	Nil	$0.06	Feb. 9, 2014	Nil	$	Nil	Nil	$	Nil
Notes:
(1)
Mr. George Yu was appointed as the Company’s President and CEO on September 1, 2010.  On January 28, 2011, Mr. Yu was appointed as a director of the Company.  At year end, Mr. Yu had 833,333 stock options that were vested and outstanding and 4,166,667 stock options that were not vested yet.

(2)	Mr. Choong was appointed the Company’s Chief Financial Officer on October 2, 2008, effective September 1, 2008. At year end, Mr. Choong had 2,700,000 stock options that were vested and outstanding.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2010 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ka Yu(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chris Metcalf(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Kim Kiat Ong(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Zhi-Xin Wang(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)
Mr. Yu was appointed as the President, CEO, Secretary, Treasurer and director of the Company on October 31, 2006, until March 1, 2007, and was the CFO of the Company from October 31, 2006, to December 28, 2006.  Mr. Yu was elected as a director of the Company on March 1, 2007, and appointed as the Secretary and Treasurer of the Company on March 1, 2007.  At year end, Mr. Yu had 500,000 stock options outstanding which were granted on March 1, 2007.  The options were re-priced from exercise price of $0.50 per share to $0.06 per share on February 9, 2009, resulting in stock-based compensation expense of $10,000 being recognized in the three months ended March 31, 2009.

(2)
Mr. Metcalf was elected as a director of the Company on March 1, 2007, and became the Company’s Chairman of the Board on February 12, 2009.  On January 28, 2011, Mr. Metcalf resigned as Chairman of the Board and a director of the Company.  At year end, Mr. Metcalf had 2,000,000 stock options outstanding which was comprised of 500,000 stock options that were granted on March 1, 2007 and 1,500,000 stock options that were granted on February 26, 2009.  The options granted in 2007 were re-priced from exercise price of $0.50 per share to $0.06 per share on February 9, 2009, resulting in stock-based compensation expense of $10,000 being recognized in the three months ended March 31, 2009.

(3)
Dr. Kim Kiat Ong was elected as a director of the Company on March 1, 2007 and resigned as a director of the Company on April 16, 2010.  At year end, Dr. Ong did not have any stock options outstanding as his stock options expired on July 15, 2010.

(4)
Dr. Zhi-Xin Wang was appointed a director of the Company on May 14, 2007 and resigned as a director of the Company on April 15, 2010.  At year end, Dr. Wang did not have any stock options outstanding as his stock options expired on July 14, 2010.

Narrative Disclosure to the Director Compensation Table

On August 31, 2008, the Board of Directors of the Company unanimously approved to: (i) amend the exercise price of the 1,000,000 stock options granted to the Company’s employees on May 30, 2007 be reducing the exercise price of such stock options from $1.90 per share to $0.50 per share; and (ii) amend the exercise price of the 1,000,000 stock options granted to two of the Company’s directors on November 29, 2007 by reducing the exercise price of such stock options from $1.67 per share to $0.50 per share.

In addition, on February 9, 2009, the Board of Directors approved to amend the exercise price of all previously granted stock options granted to the Company’s directors, officers, employees and consultants on March, 1, 2007, May 30, 2007, November 29, 2007 and October 2, 2008 by reducing the exercise price of such stock options from $0.50 per share to $0.06 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 21, 2011 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 226,971,586 (post forward stock split) shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
Shan Ming Gu	Shareholder	30,000,000	(2)	13.2%
#902, No. 55, Lane 789, Qinghu Road, Qingpu District, Shanghai, PRC

Ka Yu	Secretary, Treasurer and Director	5,500,000	(3)	2.4%
Room 402, Bldg. C, 555 Hai-Lun Road
Shanghai, China 200080

Chris Metcalf	Former Chairman and Director(4)	2,000,000	(5)	( *)
111 Congress Avenue, Suite 400, Austin, TX 78701

Lionel Choong	Chief Financial Officer	2,700,000	(6)	1.2%
Flat 7C, Hawaii Hao Yuan, Palace Garden (Yu Jing Hua Yuan), Zhang Mu Tao Town, Dongguan District, Guangdong 523360, China

George Yu	President, CEO and Director	1,874,999	(7)	( *)
Flat 4, 8/F, Man Yuen Bldg
Man Yuen Street
Yau Ma Tei, Kowloon
Hong Kong

Dennis Kam Thai Leong	Shareholder	46,964,462	(8)	20.7%
6C Tower 2 South Bay Palace, South Bay Close 29-31, Hong Kong

Accelera Evolution Limited	Shareholder	31,964,463	(9)	14.8%
P.O. Box 309 Ugland House, Grand Cayman KY1-1104, Cayman Islands

Accelera Ventures Ltd.	Shareholder	13,999,999	(10)	6.2%
East Asia Chambers
P.O. Box 901
Road Town, Tortola
British Virgin Islands

Directors and Officers as a group (3 persons)		10,074,999	(11)	4.3%

Notes:
(*)           Indicates less than 1%.
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

(2)
This figure includes 10,000,000 shares directly owned by Shan Ming Gu, 10,000,000 shares owned by Mr. Gu’s wife, Ms. Li Hua Han, which are deemed to be indirectly beneficially owned by Mr. Gu, and 10,000,000 shares owned by Mr. Gu’s daughter, Ms. Jian Ying Gu, who resides with Mr. Gu and which shares are deemed to be indirectly beneficially owned by Mr. Gu.

(3)
This figure includes 2,000,000 shares directly owned by Mr. Ka Yu, 500,000 stock options which have already vested and 3,000,000 shares owned by Mr. Ka Yu’s wife, Ms. Hui Wang, which are deemed to be indirectly beneficially owned by Mr. Yu.

(4)
Mr. Metcalf was elected as a director of the Company on March 1, 2007, and became the Company’s Chairman of the Board on February 12, 2009.  Mr. Metcalf resigned as the Company’s Chairman of the Board and as a director of the Company on January 28, 2011.

(5)	This figure includes 2,000,000 stock options which have already vested.
(6)	This figure includes 2,700,000 stock options which have already vested.
(7)	This figure includes 1,458,000 stock options which have already vested and 416,666 stock options which will vest within 60 days of the Determination Date.
(8)
This figure includes 1,000,000 shares directly owned by Mr. Leong, 31,964,463 shares and 13,999,999 shares owned by Accelera Evolution Limited and Accelera Ventures Ltd., respectively, which are deemed to be indirectly owned and controlled by Mr. Leong in his capacity as a director of each entity.

(9)	These shares are deemed to be indirectly owned and controlled by Mr. Dennis Kam Thai Leong in his capacity as a director of Accelera Evolution Limited.
(10)	These shares are deemed to be indirectly owned and controlled by Mr. Dennis Kam Thai Leong in his capacity as a director of Accelera Ventures Ltd.
(11)
This figure includes 5,000,000 shares owned directly and indirectly by the current directors and executive officers as well as 4,658,333 stock options with have already vested and 416,666 stock options which will vest within 60 days of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended December 31, 2008, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

From December 2007 to June 2008, Mr. Ka Yu, our Secretary and a Director and a shareholder, loaned the Company a total of $65,000.  Mr. Yu forgave the loan effective December 31, 2009.

Effective January 1, 2008, the Company entered into a one-year consulting services agreement with Mr. Asher Zwebner whereby Mr. Zwebner was to serve as the CFO of the Company.  The agreement was to automatically renew for subsequent one-year periods unless notice not to renew was given by either party at least 60 calendar days prior to the end of the term.  Terms of the agreement call for the issuance of 110,000 restricted shares of Common Stock of the Company as annual compensation for services as CFO, within ten days after the execution of the agreement by the parties, effective January 1, 2008.  Such shares are being held in escrow with 55,000 share to be released to Mr. Zwebner on July 1, 2008 and 55,000 shares to be released to Mr. Zwebner on January 1, 2009.  Effective August 31, 2008, Mr. Zwebner resigned as the CFO of the Company.  Since Mr. Zwebner resigned as CFO of the Company effective August 31, 2008, the remaining 55,000 shares that were being held in escrow were authorized by the Board of Directors on October 2, 2008 to be released to Mr. Zwebner due to the decline in the Company’s share price from the date of entering into the consulting services agreement and the dedicated effort provided by Asher Zwebner to the Company.

The Company and Mr. Lionel Choong entered into a corporate consulting services agreement (the “Choong Agreement”) dated effective September 1, 2008, detailing the terms and conditions of Mr. Choong’s service to the Company as its Chief Financial Officer.  The term of the Choong Agreement is for a period of three years and shall renew automatically for subsequent one-year periods unless notice not to renew is given by either party in writing at least 60 calendar days prior to the end of the term.  As compensation for his services as the Company’s CFO, the Company shall pay to Mr. Choong a monthly salary of $5,000, however, if the Company is successful in raising $5,000,000 or more in a single offering, then Mr. Choong’s monthly salary shall be increased to $15,000 for the remainder of the term.  In addition, under the Choong Agreement the Company agreed to grant 500,000 stock options to Mr. Choong at an exercise price of $0.50 per share which options shall expire five years from the grant date.  The Board of Directors granted the 500,000 stock options to Mr. Choong on October 2, 2008, with similar vesting provisions to the stock options that were previously granted to the other directors and officers of the Company.  A copy of the Choong Agreement was attached as Exhibit 99.1 to the Form 8-K filed on October 8, 2008, and incorporated herein by reference.

On February 9, 2009, the Board of Directors of the Company approved to amend the Choong Agreement with Mr. Choong in order to provide for and to grant 2,700,000 stock options instead of the original 500,000 stock options that were granted to Mr. Choong.  The Company and Mr. Choong mutually agreed to cancel the original 500,000 stock options that were granted to Mr. Choong on October 2, 2008, and granted 2,700,000 stock options to Mr. Choong on February 9, 2009, having an exercise price of $0.06 per share, and having vesting provisions that provide for 25% of the stock option to vest immediately with an additional 5% of the stock options vesting on the last day of every month thereafter starting on March 31, 2009.  In addition, the stock options granted to Mr. Choong will have an anti-dilution provision which will allow the stock options to acquire the same percentage of shares of common stock of the Company, based on the amount of outstanding shares immediately prior to any financing, if the outstanding shares are increased due to any equity or convertible debenture financing up to an aggregate total of $20,000,000, with such anti-dilution provisions being of no effect over and above an aggregate of $20,000,000 raised by the Company through any equity or convertible debenture financing.  Furthermore, in the event of any combination, disposal, merger or corporate restructuring of the Company or any of its subsidiaries with another entity, the remaining unvested stock options granted will vest in full and Mr. Choong will be entitled to exercise these options to take effect, immediately prior to such a combination, disposal, merger or corporate restructuring.  A copy of the amended Choong Agreement dated February 9, 2009, was attached as Exhibit 99.3 to the Form 8-K filed on February 24, 2009, and incorporated herein by reference.

On October 26, 2010, the Company and Mr. Choong entered into a letter agreement (the “Letter Agreement”) whereby effective as of February 9, 2009, the parties agreed to eliminate section 10 of the stock option agreement between the parties dated February 9, 2002, so that the anti-dilution rights provided to Mr. Choong in the stock option agreement are of no force and effect.

The Company and Dr. Anchie Kuo entered into a corporate consulting services agreement (the “Kuo Agreement”) dated effective February 9, 2009, detailing the terms and conditions of Dr. Kuo’s service to the Company as its President and Chief Executive Officer.  The term of the Kuo Agreement is for a period of two years and shall renew automatically for subsequent one-year periods unless notice not to renew is given by either party in writing at least 60 calendar days prior to the end of the term.  As compensation for his services as the Company’s President and CEO, the Company shall pay to Dr. Kuo a monthly fee of $5,000, however, if the Company is successful in raising $12,000,000 or more in a single offering, then the Company shall pay the Consultant a compensation to be negotiated between the parties hereto that is comparable to other CEO’s of other listed bio-pharmaceutical companies in similar circumstances.  In addition, under the Kuo Agreement the Company agreed to grant 9,000,000 stock options to Dr. Kuo at an exercise price of $0.06 per share which options shall expire five years from the grant date.  The Board of Directors granted the 9,000,000 stock options to Dr. Kuo on February 9, 2009, with vesting provisions that provide for 25% of the stock option to vest immediately with an additional 5% of the stock options vesting on the last day of every month thereafter starting on March 31, 2009.  In addition, the stock options granted to Dr. Kuo will have an anti-dilution provision which will allow the stock options to acquire the same percentage of shares of common stock of the Company, based on the amount of outstanding shares immediately prior to any financing, if the outstanding shares are increased due to any equity or convertible debenture financing up to an aggregate total of $20,000,000, with such anti-dilution provisions being of no effect over and above an aggregate of $20,000,000 raised by the Company through any equity or convertible debenture financing.  Furthermore, in the event of any combination, disposal, merger or corporate restructuring of the Company or any of its subsidiaries with another entity, the remaining unvested stock options granted will vest in full and Dr. Kuo will be entitled to exercise these options to take effect, immediately prior to such a combination, disposal, merger or corporate restructuring.  Copies of the Kuo Agreement and the stock option agreement were attached as Exhibits 99.1 and 99.2 to the Form 8-K filed on February 24, 2009, and incorporated herein by reference.  Dr. Kuo resigned as President and CEO of the Company on July 2, 2010.  As of the date of Dr. Kuo’s resignation there was an accrual of fees in the amount of $83,750 and expenses of $1,264 owing to Dr. Kuo.  However, on January 7, 2011, the Board of Directors of the Company agreed to a settlement proposal by Dr. Kuo to settle the outstanding amount owing to Dr. Kuo, effective July2, 2010, in exchange for 1,800,000 shares of common stock of the Company.  As of the date of this filing, the 1,800,000 shares of common stock have not been issued by the Company to Dr. Kuo.

Effective September 1, 2010, Mr. George Yu and the Company entered into an executive employment agreement pursuant to which, the Company is obligated to pay Mr. Yu an initial monthly base salary of $5,000, which will be increased to a monthly base salary of $10,000 per month if the Company raises at least $1,000,000 in aggregate financing during the 24-month term of Mr. Yu’s employment.  In addition, the Company as required under the executive employment agreement has granted Mr. Yu stock options to purchase 5,000,000 restricted shares of the Company’s common stock under the Company’s 2006 Stock Option and Incentive Plan at an exercise price of $0.03 per share and will vest on a monthly basis, over a 24-month period, and having an expiry date of September 1, 2015.

The Company accrued finder’s fees to an individual in Hong Kong in the amount of $90,000 and on November 24, 2008, the Company and the individual agreed to convert the $90,000 of indebtedness into shares of common stock of the Company at a price of $0.04 per share, which was approved by the Company’s Board of Directors on January 14, 2009.  On January 16, 2009, the Company issued 2,250,000 shares of common stock to such individual.

The Company accrued finders’ fees to a Singapore entity that is related to a shareholder in the amount of $441,420 and the Company and such Singapore entity agreed to convert $441,420 of such indebtedness into shares of common stock of the Company at a price of $0.50 per share to be issued to the shareholders of the Singapore entity to which the indebtedness was owed, and which was approved by the Company’s Board of Directors on February 26, 2009.  On March 6, 2009, the Company issued an aggregate of 882,839 shares of common stock to the shareholders of such Singapore entity.

The Company was indebted to a Singapore entity that is related to a shareholder in the amount of $300,000 and the Company and such Singapore entity agree to convert the $300,000 of such indebtedness into shares of common stock of the Company at a price of $0.30 per share to be issued to the Singapore entity or its nominees, which was approved by the Company’s Board of Directors on April 21, 2009.  On February 17, 2010, the Company issued an aggregate of 1,000,000 shares of common stock to two nominees of such Singapore entity.  In addition, a shareholder of the Singapore entity loaned the Company $40,000 in 2008, which loan remains outstanding.  There are no interest or repayment terms on the loan.

The Company was indebted to an individual/shareholder in Hong Kong in the amount of $40,000 as a result of expenses related to providing consulting services to the Company.  On April 16, 2010, the Company and such individual agreed to convert the $40,000 of such indebtedness into shares of common stock of the Company at a price of $0.02 per share, which was approved by the Company’s Board of Directors on the same date.  On April 21, 2010, the Company issued 2,000,000 shares of common stock of the Company to such individual.

On July 30, 2008, the Company issued a convertible debenture to Accelera Evolution Limited in the amount of $100,000 having an interest rate of 8% per annum compounded quarterly, a maturity date of July 1, 2011 and a conversion price of $0.30 per share.

On November 11, 2008 the Company issued a convertible debenture to Accelera Ventures Ltd. in the amount of $250,000 having an interest rate of 8% per annum compounded quarterly, a maturity date of July 1, 2011, and a conversion price of $0.30 per share.

However, on April 20, 2010, the Company entered into the Amendment Agreement with Accelera Evolution Limited, whereby the parties agreed as follows:

1.
the conversion price contained the convertible debenture issued by the Company to Accelera Evolution Limited in the amount of $100,000 on July 30, 2008, including any accrued and unpaid interest thereon, is amended from $0.30 per share to $0.003 per share; and

2.
the conversion price contained in the convertible debenture issued by the Company to Accelera Ventures Ltd. in the amount of $250,000 on November 11, 2008, including any accrued and unpaid interest thereon, which was transferred from Accelera Ventures Ltd. to Accelera Evolution Limited and then such transfer was subsequently cancelled, is amended from $0.30 per share to $0.005 per share.

On April 20, 2010, Accelera Evolution Limited provided a conversion notice to the Company whereby Accelera Evolution Limited converted $100,000 plus accrued and unpaid interest thereon in the amount of $14,000 for a total of $114,000 at a conversion price of $0.003 per share.  On April 23, 2010, the Company issued 38,000,000 shares to Accelera Evolution Limited pursuant to the conversion notice.

On February 24, 2011, Accelera Ventures Ltd. provided a conversion notice to the Company whereby Accelera Ventures Ltd. converted $53,333of accrued and unpaid interest thereon at a conversion price of $0.005 per share.  On March 18, 2011, the Company issued 10,666,666 shares to Accelera Ventures Ltd. pursuant to the conversion notice.  The principal amount of this convertible debenture remains outstanding.

The Company was indebted to a shareholder in the principal amount of $561,370and on December 6, 2010, the Company and the shareholder agreed convert such $561,370of indebtedness into shares of common stock of the Company at a price of $0.0561 per share, which was approved by the Company’s Board of Directors on December 6, 2010.  On December 29, 2010, the Company issued 10,000,000 shares of common stock to such shareholder.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Director Independence

As of the date of this annual report, our Common Stock is traded on the OTC Pink operated by OTC Markets Inc.  The OTC Pink does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have no directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2010, 2009, 2008, and 2007.

Financial Statements for Year Ended December 31	Audit Fees(1)		Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2010	$	Nil	$	Nil	$	Nil	$	Nil
2009		$18,000	$	Nil	$	Nil	$	Nil
2008		$88,500	$	Nil	$	Nil	$	Nil
2007		$88,900	$	Nil	$	Nil		$111,200
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Our audit committee pre-approves all audit services to be performed by our independent registered public auditor unless certain services to be provided meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Financial Statements

The following financial statements are included in this Form 10-K.

Audited Financial Statements of Sinobiomed Inc. for the Fiscal Year ended December 31, 2008

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statement of Cash Flows for the years ended December 31, 2008 and 2007

Consolidated Statement of Shareholders’ (Deficit) for the years ended December 31, 2008 and 2007

Notes to Financial Statements for December 31, 2008 and 2007

Unaudited Financial Statements of Sinobiomed Inc. for the three month period ended March 31, 2009

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the three month period ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the three month period ended March 31, 2009 and 2008

Consolidated Statement of Stockholders’ (Deficit) for the three month period ended March 31, 2009 and the year ended December 31, 2008

Unaudited Financial Statements of Sinobiomed Inc. for the three and six month periods ended June 30, 2009

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2009 and 2008

Consolidated Statement of Stockholders’ (Deficit) for the periods ended June 30, 2009 and March 31, 2009 and the year ended December 31, 2008

Unaudited Financial Statements of Sinobiomed Inc. for the three and nine month periods ended September 30, 2009

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2009 and 2008

Consolidated Statement of Stockholders’ (Deficit) for the periods ended September 30, 2009, June 30, 2009 and March 31, 2009 and the year ended December 31, 2008

Audited Financial Statements of Sinobiomed Inc. for the Fiscal Years ended December 31, 2010 and 2009

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2010, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Shareholders’ (Deficit) for the years ended December 31, 2010, 2009 and 2008

Notes to Financial Statements for December 31, 2010, 2009 and 2008 and for the interim periods ended September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009

Unaudited Financial Statements of Sinobiomed Inc. for the three month period ended March 31, 2010

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the three month period ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows for the three month period ended March 31, 2010 and 2009

Consolidated Statement of Stockholders’ (Deficit) for the three month period ended March 31, 2010 and the year ended December 31, 2009

Unaudited Financial Statements of Sinobiomed Inc. for the three and six month periods ended June 30, 2010

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009

Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2010 and 2009

Consolidated Statement of Stockholders’ (Deficit) for the periods ended June 30, 2010 and March 31, 2010 and the year ended December 31, 2009

Unaudited Financial Statements of Sinobiomed Inc. for the three and nine month periods ended September 30, 2010

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2010 and 2009

Consolidated Statement of Stockholders’ (Deficit) for the periods ended September 30, 2010, June 30, 2010 and March 31, 2010 and the year ended December 31, 2009

Exhibits

Exhibit No.	Description of Exhibit
3.1*	Memorandum of Association for Wanxin Bio-Technology Limited
3.2*	Articles of Association for Wanxin Bio-Technology Limited
3.3*	Memorandum of Association for Manhing Enterprises Limited
3.4*	Articles of Association for Manhing Enterprises Limited
3.5(1)	Certificate of Incorporation of CDoor Corp.
3.6(2)	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp.
5.1*	Legal opinion with respect to the ownership of Manhing Enterprises Limited
5.2*	Legal opinion with respect to the ownership of Shanghai Wanxing Bio-pharmaceuticals Co., Ltd.
10.1*	Extension Agreement between CDoor Corp., Wanxing Bio-Technology Limited and all the Shareholders of Wanxin Bio-Technology Limited, dated effective January 4, 2007.
10.2*	Share Purchase Agreement between CDoor Corp., Wanxin Bio-Technology Limited and all the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006.
10.3*	Contract for cooperation development of rh-Interferonα-2a project between Shanghai Wanxing and Fudan University, dated September 26, 1997.
10.4*	Contract for cooperation development of rh-Interferonα-2b project between Shanghai Wanxing and Fudan University, dated June 8, 1998.
10.5*	Technology of Leflunomide Transfer Contract between Shanghai Wanxing and China People 2nd Army Hospital University, dated March 11, 2002.
10.6*	Collaboration and License Agreement between Shanghai Wanxing and Second Military Medical University, PLA, dated March 22, 2001.
10.7*	Memorandum of Understanding between Shanghai Wanxing and the World Health Organization, dated February 12, 2003.
10.8*	Collaborative Research, Development and Supply Agreement between Shanghai Wanxing and the Program for Appropriate Technology in Health, dated December 22, 2005.
10.9*	Multi-Party Agreement between Shanghai Wanxing, Second Military Medical University and the Program for Appropriate Technology in Health, dated December 22, 2005.
10.10*	Authorization Letter issued by Second Military Medical University to Shanghai Wanxing, dated January 20, 2006.
10.11*	Fixed Asset Loan Contract between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Shangchuan Branch, dated May 23, 2000.
10.12*	Suretyship Contract between Shangahi Wanxing and Shanghai JinYuan Real Estate Development Co., Ltd., dated May 14, 2001.
10.13*	Maximum Value Mortgage Contract between Shanghai Wanxing and China Construction Bank Shanghai Branch, dated October 17, 2002.
10.14*	Current Capital Loan Contract (6) between Shanghai Wanxing and China Industrial Commercial Bank Pudong Branch, dated April 23, 2003.
10.15*	Loan Contract #9 between Shanghai Wanxing and Agricultural Bank of China, dated May 16, 2003.
10.16*	Current Capital Loan Contract (5) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated September 13, 2003.
10.17*	Current Capital Loan Contract (4) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 9, 2004.

Exhibit No.	Description of Exhibit
10.18*	Current Capital Loan Contract (3) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 12, 2004.
10.19*	Current Capital Loan Contract (2) between Shanghai Wanxing and China Industrial and Commercial Bank Pudong Branch, dated January 14, 2004.
10.20*	Loan Contract between Shanghai Wanxing and Shenzhen Development Bank Co., Ltd., dated August 5, 2004.
10.21*	Short-Term Loan Contract between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.
10.22*	Short-Term Loan Contract (8) between Shanghai Wanxing and Industrial Bank Shanghai Branch, dated December 20, 2004.
10.23*	Deed of Indemnity provided by Mr. Ban-Jun Yang to Shanghai Wanxing, dated December 2006.
10.24*	Settlement Agreement between Shanghai Wanxing and the Agriculture Bank of China, Shanghai Wujiaochang Branch, dated September 15, 2006.
10.25*	Settlement Agreement between Shanghai Wanxing and the Industrial and Commercial Bank Pudong Branch, dated October 25, 2006.
10.26*	Settlement Agreement between Shanghai Wanxing and the Shenzhen Development Bank Shanghai Lujiazui Branch, dated October 25, 2006.
10.27*	Settlement Agreement between Shanghai Wanxing and China Construction Bank Shanghai Yangpu Branch, dated October 24, 2006.
10.28(2)	Corporate Consulting Services Agreement between Sinobiomed Inc. and Asher Zwebner, dated effective January 1, 2007.
10.29(2)	Consulting Agreement between Sinobiomed Inc. and Michael Tan, dated effective March 1, 2007.
10.30(3)	Consulting Agreement between Sinobiomed Inc. and Dr. Dicken S.C. Ko, dated April 12, 2007.
10.31(4)	Equity Transfer Contract, dated as of August 6, 2007, by and between Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. and the equity owners of Suzhou Boai Medical Development Company.
10.32(5)	Cancellation Agreement of the Equity Transfer Contract between Shanghai Wanxing Bio-pharmaceuticals Co., Ltd. and the equity owners of Suzhou Boai Medical Development Company, dated January 22, 2008.
10.33(6)	Settlement Agreement dated April 3, 2008, between Shanghai Wanxing and the China Construction Bank Corporation.
10.34(6)	Settlement Agreement dated April 8, 2008, between Shanghai Wanxing and the Industrial Bank Co., Ltd., Shanghai branch.
10.35(7)	Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited.
10.36(7)	Share Purchase Warrant Certificate for up to 300,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited.
10.37(7)	Share Purchase Piggyback Warrant Certificate for up to 600,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited.
10.38(8)	Corporate Consulting Services Agreement dated effective September 1, 2008, between the Company and Lionel Choong.
10.39(9)	Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd.
10.40(9)	Share Purchase Warrant Certificate for up to 750,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd.
10.41(9)	Share Purchase Piggyback Warrant Certificate for up to 1,500,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd.

Exhibit No.	Description of Exhibit
10.42(10)	Corporate Consulting Services Agreement dated February 9, 2009, between the Company and Anchie Kuo.
10.43(11)	Amendment Agreement between Sinobiomed Inc. and Accelera Evolution Limited, dated April 20, 2010.
10.44(12)	Executive Employment Agreement, dated September 1, 2010, by and between Sinobiomed Inc. and Mr. George Yu.
10.45(13)	Asset Purchase Agreement, dated December 10, 2010, between Sinobiomed Inc. and Keychain, Ltd.
10.46(14)	Purchase and Sale Agreement, dated December 17, 2010, between Sinobiomed, Inc., China Nonferrous Metals Resource Geological Survey Inc. and Wanxin Bio-Technology Limited.
10.47(15)	Settlement and Conversion of Debt Letter Agreement between Michael Tan and Sinobiomed Inc., dated December 2, 2010.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1*	Patent Certificate for aFGF issued by State Intellectual Property Office of the P.R. China, dated September 22, 2004.
99.2*	Patent Certificate for Ethelphazine issued by State Intellectual Property Office of the P.R. China, dated November 11, 2004.
99.3*	Patent Certificate for IFN issued by State Intellectual Property Office of the P.R. China, dated October 20, 2004.
99.4*	Notice of publication and essential examination of invention patent for rBAT issued by State Intellectual Property Office of the P.R. China, dated October 29, 2004.
99.5*	Accepting Notice for the Patent Application for rh-HRF issued by State Intellectual Property Office of the P.R. China, dated October 22, 2004.
99.6*	Accepting Notice for the Patent Application for rhK1 issued by State Intellectual Property Office of the P.R. China, dated June 19, 2006.
99.7*	Accepting Notice for the Patent Application for rhSCF issued by State Intellectual Property Office of the P.R. China, dated February 4, 2005.
99.8*	Patent Certificate for Plasmodium Fusion Antigen issued by the United States Patent Office, dated September 5, 2006.
99.9(16)	Audit Committee Charter
99.10(16)	Audit Committee Procedures for Whistleblowers
99.11(10)	Stock Option Agreement dated February 9, 2009, between the Company and Anchie Kuo.
99.12(10)	Stock Option Agreement dated February 9, 2009, between the Company and Lionel Choong Khuat Leok.
99.13(12)	Stock Option Agreement, dated September 1, 2010, by and between, Sinobiomed Inc. and Mr. George Yu.
Notes:
(*)	Previously filed on Form 8-K/A-1 with the SEC via EDGAR on January 16, 2007, and incorporated herein by reference.
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2005, and incorporated herein by reference.
(2)	Previously filed on Form 10-KSB with the SEC via EDGAR on March 28, 2007, and incorporated herein by reference.
(3)	Previously filed on Form 10-QSB with the SEC via EDGAR on May 18, 2007, and incorporated herein by reference.

(4)	Previously filed on Form 8-K with the SEC via EDGAR on August 10, 2007, and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on March 31, 2008, and incorporated herein by reference.
(6)	Previously filed on Form 8-K with the SEC via EDGAR on April 21, 2008, and incorporated herein by reference.
(7)	Previously filed on Form 8-K with the SEC via EDGAR on August 8, 2008, and incorporated herein by reference.
(8)	Previously filed on Form 8-K with the SEC via EDGAR on October 8, 2008, and incorporated herein by reference.
(9)	Previously filed on Form 10-Q with the SEC via EDGAR on November 19, 2008, and incorporated herein by reference.
(10)	Previously filed on Form 8-K with the SEC via EDGAR on February 24, 2009, and incorporated herein by reference.
(11)	Previously filed on Form 8-K with the SEC via EDGAR on April 28, 2010, and incorporated herein by reference.
(12)	Previously filed on Form 8-K with the SEC via EDGAR on September 9, 2010, and incorporated herein by reference.
(13)	Previously filed on Form 8-K with the SEC via EDGAR on December 15, 2010, and incorporated herein by reference.
(14)	Previously filed on Form 8-K with the SEC via EDGAR on December 22, 2010, and incorporated herein by reference.
(15)	Previously filed on Form 8-K with the SEC via EDGAR on January 5, 2011, and incorporated herein by reference.
(16)	Previously filed on Form 10-QSB with the SEC via EDGAR on August 14, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2011.

SINOBIOMED INC.
(Registrant)
By: /s/ George Yu
George Yu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ George Yu	President and Chief Executive	March 31, 2011
George Yu	Officer and Director

/s/ Ka Yu	Secretary, Treasurer and Director	March 31, 2011
Ka Yu

/s/ Khuat Leok Choong	Chief Financial Officer	March 31, 2011
Khuat Leok (Lionel) Choong

EXHIBIT INDEX

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).	60

31.2	Certificate pursuant to Rule 13a-14(a).	62

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	64

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	65