Form 10-Q
period 2011-03-31
SINOBIOMED INC
filed 2011-05-23
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to ____________

Commission File Number: 000-51815

SINOBIOMED INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 4304, 43/F China Resources Building 26 Harbour Road, Wan Chai Hong Kong, SAR People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

(+852) 2511-0238
(Registrant’s telephone number, including area code)

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 23, 2011
Common stock, $0.0001 par value	226,971,586

i

USE OF NAMES

In this quarterly report, the terms “Sinobiomed,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Sinobiomed Inc.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs;
•	the operation of our business; and
•	general economic conditions in the United States and China.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINOBIOMED INC.

INDEX TO FINANCIAL STATEMENTS

iii

SINOBIOMED INC.
Condensed Balance Sheets
(Expressed in U.S. Dollars)

	March 31	December 31
	2011	2010
	(Unaudited)	(I)
ASSETS

CURRENT ASSETS
Cash	$29,472	$200,176
Prepaid expenses and deposits	10,663
Total current assets	40,135	200,176

Fixed assets	10,000	10,000

Total assets	$50,135	$210,176

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party payables of $5,000	$97,128	$97,128
Interest payable	0	42,559
Shareholder loans (Note 4)	40,000	40,000
Other current liabilities, including related party liabilities of $110,150	171,028	256,408
Total current liabilities	308,156	436,095

Convertible debentures	250,000	250,000
Total liabilities	558,156	686,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Common stock (Note 1)
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 226,971,586 shares (216,304,920 ended December 31, 2010)	22,698	21,631
Additional paid-in capital	33,025,523	32,892,007
Subscriptions received	95,014	95,014
Accumulated (deficit)	(33,651,256)	(33,484,571)
Total stockholders' (deficit)	(508,021)	(475,919)

Total liabilities and stockholders' (deficit)	$50,135	$210,176

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying notes are an integral part of these condensed financial statements.

The accompanying notes are an integral part of these condensed financial statements.

SINOBIOMED INC.
Condensed Statements of Operations
(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
EXPENSES
General and Administrative	$155,911	$161,107

Loss from Operations	(155,911)	(161,107)

Interest Expense	(10,774)	(7,435)

Net Loss	$(166,685)	$(168,542)

Net loss per common share - basic and fully diluted:

Net loss for the year	$-	$-

Weighted average number of basic and fully diluted common shares outstanding	182,176,885	144,021,592

The accompanying notes are an integral part of these condensed financial statements.

SINOBIOMED INC.
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operations:
Income from continuing operations	$(166,685)	$(168,542)
Reconciliation of net income to cash provided:
Imputed interest expense on shareholders' loans	-	531
Stock compensation expensed	81,250	114,375
Prepaids	(10,663)	-
A/P	-	3,222
Accrued liabilities	(85,380)	28,500
Interest payable	10,774	6,904
Net cash provided by operations	(170,704)	(15,010)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	-	1,500
Net cash used in operations	-	1,500

Net increase / (decrease) in cash	(170,704)	(13,510)

Balances per prior period balance sheet	$200,176	$19,678
Ending balances	$29,472	$6,168

Non-cash transactions Conversion of interest payable to equity	$53,333	$-

The accompanying notes are an integral part of these condensed financial statements.

SINOBIOMED INC.
Notes to Financial Statements
For the three months ended March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1. BASIS OF PRESENTATION – GOING CONCERN

These financial statements of Sinobiomed Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $33,651,256 and has negative working capital and a stockholders’ deficit as of March 31, 2011, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

SINOBIOMED INC.
Notes to Financial Statements
For the three months ended March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, interest payable, interest payable, shareholder loans and other current liabilities. The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

SINOBIOMED INC.
Notes to Financial Statements
For the three months ended March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1. COMMON STOCK

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

2. STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activity during the three months ended March 31, 2011 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, December 31, 2010	10,950,000	0.05	0.13	$0
Less: Options cancelled	2,000,000	0.06	0.06	$0
Options Outstanding, March 31, 2011	8,950,000	0.06	0.04	$0
Vested March 31, 2011	625,000	0.03	0.13	$0
Expected to vest March 31, 2011	3,541,667	0.03	0.13	$0

Expected to vest options outstanding as of March 31, 2011 will vest equally on a monthly basis as per CEO employment agreement.

SINOBIOMED INC.
Notes to Financial Statements
For the three months ended March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Options outstanding at March 31, 2011 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
December 31, 2010	0.03	833,333	0.03	$108,333	$0
March 31, 2011	0.03	625,000	0.03	$81,250	$0

The 8,950,000 options outstanding at March 31, 2011 have a weighted average remaining contractual term of 3.1 years.

3. RELATED PARTY TRANSACTIONS

Accounts payable includes $5,000 due to the Company’s Chief Financial Officer for outstanding consulting fees.  Other current liabilities includes $20,000 of accrued fees to the Company’s Chief Executive Officer, $78,750 accrued finder’s fees due to shareholders and a Company related to shareholders, and $11,400 accrued consulting fees due to a shareholder.

4. SHAREHOLDER LOANS

The loans from one shareholder in the aggregate amount of $40,000 at March 31, 2011 do not bear interest.

5. SUBSEQUENT EVENTS

On April 5, 2011, the Company entered into a binding Letter of Intent (“LOI”) with Sitoa Corporation (“Sitoa”), a California based corporation that provides an easy-to-use and comprehensive platform that enables an online retailer to deploy a social marketplace e-commerce site.  Under the terms of the LOI, the Company is obligated to acquire Sitoa in a share exchange transaction whereby the Company would acquire all of the issued and outstanding equity interests in Sitoa, in exchange for shares of common stock of the Company equal to 80% of the Company’s issued and outstanding shares of common stock as at the closing of the share exchange transaction. The closing is expected to occur no later than June 1, 2011, subject to final approval from Sitoa shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report and the most recent Form 10-K.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

From the inception of the Company until the end of November, 2006, we were in business of developing a patent known as the “Car Door Safety Feature”, however, we changed our business plan from the development of the Car Door Safety Feature patent and began focusing on making an acquisition in the Chinese biopharmaceutical industry.  On January 12, 2007, the Company completed the reverse acquisition of Wanxin Bio-Technology Limited (“Wanxin”) and all the subsidiaries of Wanxin in accordance with the share purchase agreement, whereby the Company acquired all of the equity capital of Wanxin through the issuance of 1,750,000 (pre forward stock split) shares of Common Stock of the Company in aggregate to the shareholders of Wanxin on a pro rata basis in accordance with each Wanxin shareholder’s percentage of ownership in Wanxin.  The foregoing description of the terms of the share purchase agreement is qualified by reference to the Share Purchase Agreement which is attached as Exhibit 10.1 to the Form 8-K/A-1 filed with the SEC on EDGAR on January 16, 2007.

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

Shanghai Wanxing is or was a Chinese developer of genetically engineered recombinant protein drugs and vaccines, based in Shanghai.

On March 27, 2009 at Shanghai Wanxing offices in Shanghai, the China Construction Bank visited Shanghai Wanxing with their bailiff and announced the intention to seize all of the assets charged to them under terms of bank loans to Shanghai Wanxing and as affirmed by court order. The bank subsequently executed the seizure of books and records of the Shanghai Wanxing and Wanxing Cosmetic in 2010.

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

In December, 2010, the Company completed the abandonment process by entering into a stock purchase and sale agreement (the “Purchase and Sale Agreement”) with China Nonferrous Metals Resource Geological Survey Inc. (“China Nonferrous”), a British Virgin Islands subsidiary of the owner of the 18% minority interest in Shanghai Wanxing, and Wanxin Bio-Technology Limited (“Wanxin”), the Company’s wholly-owned British Virgin Islands subsidiary, pursuant to which the Company agreed to sell 100% of its equity interest in Wanxin to China Nonferrous for an aggregate sale price of $200,000. The Purchase and Sale Agreement was completed on December 23, 2010, which results in the Company no longer having any subsidiary companies.

The foregoing description of the terms of the Purchase and Sale Agreement is qualified by reference to the Purchase and Sale Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on December 22, 2010.

On December 10, 2010, the Company acquired the data centre assets of Keychain, Ltd. comprised of eight computer servers and associated fixtures for 4,500,000 shares of the Company’s common stock, which the Company believes will enable the Company to utilize such telecommunications infrastructure to pursue its new business direction of operating a secure data storage and processing environment and engaging in strategic partnerships in the areas of e-commerce, media and social networking.

The foregoing description of the terms of the Asset Purchase Agreement is qualified by reference to the Asset Purchase Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on December 15, 2010.

On April 5, 2011, the Company entered into a binding Letter of Intent (“LOI”) with Sitoa Corporation (“Sitoa”), a California based corporation that provides an easy-to-use and comprehensive platform that enables an online retailer to deploy a social marketplace e-commerce site.  Under the terms of the LOI, the Company is obligated to acquire Sitoa in a share exchange transaction whereby the Company would acquire all of the issued and outstanding equity interests in Sitoa, in exchange for shares of common stock of the Company equal to 80% of the Company’s issued and outstanding shares of common stock as at the closing of the share exchange transaction. The closing is expected to occur no later than June 1, 2011, subject to final approval from Sitoa shareholders.

The foregoing description of the terms of the LOI is qualified in its entirety by reference to the provisions of the LOI filed as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on April 5, 2011.

Plan of Operations

Since the disposition of its Chinese subsidiaries the Company has decided to re-focus itself to participate in the growth of e-commerce, media and social networking through acquisitions.  The Company believes that the acquisition of Sitoa will allow the Company to participate in the next stage of e-commerce growth.  Sitoa’s market opportunity is to provide infrastructure that build marketplaces or “e-malls” for online sellers with focused customer communities to expand their sales channels without the risks of focus dilution, and increased capital and operating costs. Sitoa shares in revenues generated by the marketplace sites in addition to charging one-time integration and hosting fees.  Sitoa currently operates a marketplace that is focused on plus-sized women communities and connects them to online apparel retailers.  In addition, Sitoa has a pipeline of a number of potential future marketplaces that are focused on communities interested in areas such as fashion, health and cooking.

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

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2010 have issued a going concern opinion as per our most recent Form 10-K.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  We have no source of revenues since the abandonment of Shanghai Wanxing and Wanxing Cosmetic.  Our only other source for cash at this time is investments by others in the Company.  We need to raise cash to fully implement our project and stay in business.

On March 31, 2011, we had a working capital deficit of $268,021 compared with a working capital deficit of $235,919 on December 31, 2010. The increase is due to accrued professional, consultants fees.

Operating activities used $170,704 in cash in the three months ended March 31, 2011.  Investing activities in the three months ended March 31, 2011 used zero. There was no net cash flows provided by financing activities in the three months ended March 31, 2011.

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

Results of Operation

Revenues

We have no revenues in the three month periods ended March 31, 2011 and 2010.

Operating Expenses

Stock-based compensation:  Stock-based compensation expenses were $81,250 and $114,375 for the three months ended March 31, 2011 and 2010, respectively. The decrease is due to not having the one-time effect of cancellation of the options of the employees of the Chinese subsidiaries, which occurred in 2009, partly offset by not having the initial vesting of 25% of the options granted in February, 2009 and provision for in-coming CEO share options.

Consulting fees:  Consulting expenses were $17,044 and $30,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease was due to different classification on CEO compensation.

Professional fees:  Professional fee expenses were $24,206 and $15,674 for the three months ended March 31, 2011 and 2010, respectively. The increase is due to greater involvement of the Company’s external accountants, auditors and lawyer in the current period as the Company was undergoing a re-focus of its operations.

General and administrative expenses:  General and administrative expenses were $18,580 and $1,058 for the three months ended March 31, 2011 and 2010, respectively. The increase is due to the accrual of CEO compensation for three months ended March 31, 2011.

Interest expense:  Interest expense was $10,774 and $7,435 for the three months ended March 31, 2011 and 2010, respectively. The increase is due to  accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000.

Net Loss

The Company had a net loss of $166,685 for the three months ended March 31, 2011 as compared to net loss of $168,542 for the three months ended March 31, 2010. This decrease in net loss of $1,857 resulted primarily from a decrease in stock-based compensation and consulting fees and an increase in interest expense of the Company during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2011.

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are related to: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) inadequate review and oversight of the period-end financial reporting process; and (4) lack of back-up of financial data.

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

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us; and

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As at the date of this Form 10-Q filing, there are no material pending legal proceedings to which we are a party or which any of our property is subject, and no director, officer, affiliate or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or beneficial owner, is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding.

ITEM 1A. RISK FACTORS

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On November 17, 2008, we entered into a General Security Agreement with R. Douglas Smith in order to provide Mr. Smith with general and continuing security for the payment of all indebtedness and liability of us to Mr. Smith in relation to accounting services provided by Mr. Smith to us.  Since a recent indebtedness may have arisen from services provided by Mr. Smith in relation to our recent Form 10-K filing on March 31, 2011 which may be a material amount, we are now attaching a copy of the General Security Agreement to this filing as Exhibit 10.1

The foregoing description of the General Security Agreement does not purport to be complete and is qualified in its entirety by reference to the General Security Agreement, which is attached hereto as Exhibit 10.1, which is incorporated herein by reference.

ITEM 6. EXHIBITS

(b)           Exhibit List

10.1	General Security Agreement between Sinobiomed Inc. and R. Douglas Smith, dated November 17, 2008.

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOBIOMED INC.

May 23, 2011	/s/ George Yu
George Yu
President and Chief Executive Officer
(Principal Executive Officer)

May 23, 2011	/s/ Khuat Leok Choong
Khuat Leok (Lionel) Choong
Chief Financial Officer
(Principal Financial Officer)