Form 10-Q
period 2011-06-30
SINOBIOMED INC
filed 2011-08-15
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-51815

SITOA GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

535 Middlefield Road
Suite 280
Menlo Park, CA 94025
(Address of principal executive offices, including Zip Code)

(415) 830-6210
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

[   ] Yes             [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] Yes             [   ] No*

*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes             [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[   ] Yes             [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Common stock, $0.002 par value	22,901,912

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS 1

SITOA GLOBAL INC.

SITOA GLOBAL INC.
Condensed Balance Sheets

	June 30	December 31
	2011	2010
	(Unaudited)	(I)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,501	$200,176
Prepaid expenses and deposits	10,663	-
Total current assets	16,164	200,176

Fixed assets, net	8,334	10,000

Total assets	$24,498	$210,176

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable, including related party liabilities of $22,333 as of June 30, 2011 and $5,000 as of December 31, 2010	$134,048	$97,128
Interest payable	5,000	42,559
Shareholder loans (Note 6)	40,000	40,000
Other current liabilities, including related party liabilities of $110,150 as of June 30, 2011 and December 31, 2010	171,028	256,408
Total current liabilities	350,076	436,095

Convertible debentures	250,000	250,000
Total liabilities	600,076	686,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 20,348,579 shares (10,815,246 ended December 31, 2010)	40,698	21,631
Additional paid-in capital	33,164,273	32,892,007
Subscriptions received	95,014	95,014
Accumulated (deficit)	(33,875,563)	(33,484,571)
Total stockholders' (deficit)	(575,578)	(475,919)

Total liabilities and stockholders' (deficit)	$24,498	$210,176

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
General and Administrative	$219,307	$144,946	$375,218	$306,053

Loss from Operations	(219,307)	(144,946)	(375,218)	(306,053)

Interest Expense	(5,000)	(5,956)	(15,774)	(13,391)

Net Loss	$(224,307)	$(150,902)	$(390,992)	$(319,444)

Net loss per common share - basic and fully diluted:
Net loss for the year	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of basic and fully diluted common shares outstanding	13,722,206	9,167,389	12,315,062	8,189,666

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations:
Income from continuing operations	$(390,992)	$(319,444)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,666	-
Imputed interest expense on shareholders' loans	-	1,062
Stock compensation expensed	220,000	190,625
Changes in operating assets and liabilities:
Prepaid expenses	(10,663)
Accounts payable	54,920	17,809
Interest payable	15,774	12,329
Other current liabilities	(85,380)	48,100
Net cash used in operations	(194,675)	(49,519)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	-	101,500
Finders fees paid	-	(10,000)
Net cash provided by financing activities	-	91,500

Net (decrease) / increase in cash	(194,675)	41,981

Balances per prior period balance sheet	200,176	19,678
Ending balances	$5,501	$61,659

Non-cash transactions
Conversion of interest payable to equity	$53,333	$14,000
Conversion of convertible debenture to equity	$-	$100,000
Issuance of common stock for services received	$18,000	$-
Issuance of common stock from subscriptions received	$-	$504,000

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION – GOING CONCERN

These financial statements of Sitoa Global Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $33,875,563, and has negative working capital and a stockholders’ deficit as of June 30, 2011, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company currently operates two social e-commerce marketplaces that are still in development. One is ShopShipUSA, a social e-commerce site focused on Filipino online shoppers looking to purchase branded U.S. or European luxury items, and the other is Chunjie365, a social e-commerce site in China focused on consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Per a Revenue Interest Agreement that the company entered into with Sitoa Corporation (“Sitoa Corp”), the company also receives 100% of the revenues and service fees that Sitoa Corp has a right to receive under a Master Services Agreement, by and between Sitoa Corp and Sonsi, Inc., which hosts a social e-commerce site focused on women sizes 12 and up in the US. Furthermore, the Company assists Soconison Technology Ventures and its portfolio companies in developing and maintaining business-to-consumer ("B2C") e-commerce marketplaces, including ZBL Cybermarketing, Inc., Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any interim or future period.

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

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

FIXED ASSETS

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Estimated useful life of the computer equipment is 3 years.

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

LOSS PER SHARE

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period, including vested stock options that are in the money.

REVERSE STOCK SPLIT

On August 4, 2011, we effected a one-for-twenty reverse stock split of our outstanding common stock. As a result of the reverse stock split every twenty shares of our common stock were converted into one share of our common stock. Immediately after the reverse stock split we had 22,901,912 shares of our common stock outstanding. All share and per share related amounts in this report have been restated to reflect the reverse split.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, interest payable, shareholder loans and other current liabilities. The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

STOCK-BASED COMPENSATION

The Company recognizes stock options that vested during a period at its grant-date fair value as expense during that period.

NEW ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

3. SOFTWARE LICENSE AGREEMENT

On June 8, 2011, the Company reported its entry into a Software License Agreement (the “Licensing Agreement”), dated June 6, 2011, between the Company and Sitoa Corporation (“Sitoa Corp”), pursuant to which Sitoa Corp granted the Company, a non-exclusive license to deploy, utilize, market and sell certain computer software programs owned by Sitoa Corp, known collectively as the Sitoa Corp Network and Platform for Inventory-Less Online Selling, for an equity consideration of 3,000,000 shares of the Company’s common stock, representing 21% of the Company’s issued and outstanding shares, after giving effect to the transactions contemplated by the Licensing Agreement. As consideration for their financial advisory services to the Company in connection with the Company’s entry into the Licensing Agreement, the Company also issued 3,000,000 shares of the Company’s common stock, to each of Bay2Peak S.A. and Soconison Technology Ventures (the “Financial Advisors”).

The issuance to Sitoa Corp and to the Financial Advisors was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

4. STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity during the six months ended June 30, 2011 is presented below:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
	Number of	Exercise	Grant-date	Contractual	Intrinsic
	options	Price	Fair Value	Life (Years)	Value
Options Outstanding,
December 31, 2010	547,500	1.00	2.60	2.9	$0

Less: Options cancelled	100,000	1.20	1.20		$0

Plus: Options granted	3,000,000	0.30	0.46		$900,000

Options Outstanding,
June 30, 2011	3,447,500	0.37	0.63	4.6	$900,000
Vested
June 30, 2011	229,167	0.44	1.43	4.5	$37,500
Expected to vest
June 30, 2011	3,020,833	0.31	0.56	4.8	$862,500

Expected to vest options outstanding as of June 30, 2011 will vest equally on a monthly basis as per CEO and CFO employment agreements.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

The fair value of the options granted in June 2011 was estimated at a value of $0.46 per share. These estimates were made using the Black-Scholes Option Pricing Model assuming volatility of 135%, risk-free interest rate of 2.03%, dividend rate of 0%, expected life of 5 years.

As of June 30, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $1,701,667, net of estimated forfeitures. This cost will be amortized on a straight line basis over a weighted average remaining period of 4.8 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Options outstanding as of June 30, 2011 vested as follows:

			Weighted
	Range of		Average	Compensation	Aggregate
Vested three	Exercise	Number	Exercise	Expense to be	Intrinsic
months ended	Prices	of Shares	Price	Recognized	Value

March 31, 2011	0.60	31,250	0.60	$81,250	$0
June 30, 2011	0.30-0.60	156,250	0.40	$138,750	$37,500

The 3,447,500 options outstanding as of June 30, 2011 have a weighted average remaining contractual term of 4.6 years.

5. RELATED PARTY TRANSACTIONS

Accounts payable includes $7,333 of accrued salary due to the Company’s Chief Executive Officer and $15,000 of accrued salary due to the Company’s Chief Financial Officer as of June 30, 2011 and $5,000 of accrued salary due to the Company’s Chief Financial Officer as of December 31, 2010. Other current liabilities includes $20,000 of accrued fees to the Company’s previous Chief Executive Officer, $78,750 accrued finder’s fees due to shareholders and a Company related to shareholders, and $11,400 accrued consulting fees due to a shareholder as of June 30, 2011 and December 31, 2010.

6. SHAREHOLDER LOANS

The loans from one shareholder in the aggregate amount of $40,000 as of June 30, 2011 and December 31, 2010 do not bear interest.

7. SUBSEQUENT EVENTS

On July 1, 2011, the Company entered into a Revenue Interest Agreement with Sitoa Corporation (“Sitoa Corp”), pursuant to which the Company will receive 100% of the revenues and service fees (the “Revenue Interest”) that Sitoa Corp has a right to receive under a Master Services Agreement, effective as of April 8, 2010, by and between Sitoa Corp and Sonsi, Inc., a Delaware corporation (the “Master Services Agreement”). As consideration for the Revenue Interest, the Company has agreed to provide 2,000,000 shares of the Company’s common stock to Sitoa Corp, payable upon execution of the agreement. Each of the Company and Sitoa Corp has the right to elect at any time to convert the Revenue Interest into a full assignment of the Master Services Agreement.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

On July 1, 2011, the Company issued 333,333 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $100,000, or $0.015 per share, pursuant to a Securities Purchase Agreement, dated July 1, 2011, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On July 1, 2011, the Company issued 220,000 shares of common stock in an offshore transaction to an investor, in exchange for aggregate proceeds of $66,000, or $0.015 per share. This issuance of shares in the offshore transaction was pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On July 11, 2011, the Company entered into a strategic partnership agreement with Soconison Technology Ventures ("Soconison"), permitting Soconison and its portfolio companies to utilize the Company's network and platform software technology to develop and host business-to-consumer ("B2C") e-commerce marketplaces. Over the next 6 months, the Company will assist in developing and maintaining B2C marketplaces operated by Soconison and its portfolio companies, including ZBL Cybermarketing, Inc., Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China centered on the metropolitan area of Beijing, for integration and maintenance fees of at least $0.63 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

  dependence on key personnel;
  competitive factors;
  degree of success of research and development programs;
  the operation of our business; and
  general economic conditions in the United States and Asia-Pacific Region.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “Sitoa Global” the “Company,” “we,” “us,” or “our,” are to the business of Sitoa Global Inc., a Delaware corporation, formerly, Sinobiomed Inc.;
  “PRC” or “China” are to the People’s Republic of China;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report and the most recent Form 10-K and Form 10-Q. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

Prior to December 2010, the Company was a development stage company with the plan to develop, manufacture and market a prototype of an injury-prevention system for doors of automobiles comprising a radiation emitter for emitting electromagnetic radiation, detectors for detecting the electromagnetic radiation thus preventing car doors from closing on a person’s hand, finger or leg. However, as a result of the disposition of subsidiaries on December 23, 2011, the Company’s purchase of certain computer assets on December 10, 2010, and the Company’s June 7, 2011 entry into a non-exclusive licensing agreement with Sitoa Corporation (“Sitoa Corp”), granting the Company a worldwide license to deploy, utilize, and market Sitoa Corp’s network and platform software technology (the “Sitoa Corp Technology"), the Company is now an e-commerce facilitator engaged in the building and managing of leading online marketplaces, or “e-malls,” where online retailers may attract customer communities that have interest in their products. For details regarding the Company’s disposition of Wanxin, its acquisition of the computer assets, and its entry into the Sitoa Corp licensing agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on December 22, 2010, December 15, 2010 and June 8, 2011, respectively. In connection with the Company’s new e-commerce focus discussed above, on August 4, 2011, the Company changed its name from “Sinobiomed Inc.” to “Sitoa Global Inc.”

The Company currently operates two online marketplaces that are still in development. ShopShipUSA is a social e-commerce site focused on Filipino online shoppers looking to purchase branded U.S. or European luxury items, and Chunjie365 is a social e-commerce site in China focused on consumer and corporate online customers seeking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Pursuant to a strategic partnership agreement with Soconison Technology Ventures (“Soconison”), the Company also assists Soconison and its portfolio companies in developing and maintaining business-to-consumer ("B2C") e-commerce marketplaces, including ZBL Cybermarketing, Inc., Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China.

The Company’s revenues are generated from one-time integration fees in connection with such online marketplaces, as well as ongoing hosting fees. Pursuant to a Revenue Interest Agreement, dated July 1, 2011, between the Company and Sitoa Corp, the Company also receives 100% of the revenues and service fees that Sitoa Corp has a right to receive under a Master Services Agreement, by and between Sitoa Corp and Sonsi, Inc., which hosts a social e-commerce site focused on women sizes 12 and up in the US.

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2010 have issued a going concern opinion as per our most recent Form 10-K. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills. Potential sources of revenues are our online marketplaces Chunjie365 and ShopShipUSA, which are still in the early stages of business development, and our strategic partnership with Soconison Technology Ventures. Our other source for cash at this time is investments by others in the Company. We need to raise cash to fully implement our projects and stay in business.

On June 30, 2011, we had a working capital deficit of $333,912 compared with a working capital deficit of $235,919 on December 31, 2010. The increase is due to payment of accounts payables and current liabilities. Operating activities used $194,675 in cash in the six months ended June 30, 2011. Investing activities in the six months ended June 30, 2011 used zero. There was no net cash flows provided by financing activities in the six months ended June 30, 2011.

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

Results of Operation

Revenues

We have no revenues in the six month periods ended June 30, 2011 and 2010. Potential sources of revenues are our online marketplaces Chunjie365 and ShopShipUSA, which are still in the early stages of business development, and our strategic partnership with Soconison.

General and Administrative Expenses

Stock-based compensation: Stock-based compensation expenses were $138,750 and $76,250 for the three months ended June 30, 2011 and 2010, respectively, and $220,000 and $190,625 for the six months ended June 30, 2011 and 2010, respectively. The increase is due to our grant of new share options to our incoming CEO.

Operating expenses: Operating expenses were $78,891 and $68,696 for the three months ended June 30, 2011 and 2010, respectively. The increase is due to higher professional fees associated with the corporate restructuring of the company during the three months ended June 30, 2011. Operating expenses were $153,552 and $115,428 for the six months ended June 30, 2011 and 2010, respectively. The increase is due to higher professional fees related to the Company’s comprehensive Form 10-K filing during the three months ended March 31, 2011.

Interest expense: Interest expense was $5,000 and $5,956 for the three months ended June 30, 2011 and 2010, respectively. The decrease is due to the conversion of the accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000. Interest expense was $15,774 and $13,391 for the six months ended June 30, 2011 and 2010, respectively. The increase is due to the accrual during the three months ended March 31, 2011 of unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000.

Net Loss

The Company had a net loss of $224,307 for the three months ended June 30, 2011 as compared to net loss of $150,902 for the three months ended June 30, 2010, and net loss of $390,992 for the six months ended June 30, 2011 as compared to net loss of $319,444 for the six months ended June 30, 2010. The increase resulted primarily from an increase in stock-based compensation during the three months ended June 30, 2011, and higher professional fees related to the Company’s comprehensive Form 10-k filing during the three months ended March 31, 2011.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 8, 2011, the Company reported its entry into the licensing agreement with Sitoa Corporation. As consideration for their financial advisory services to the Company in connection with the Company’s entry into the licensing agreement, the Company issued 3,000,000 shares of the Company’s common stock, to each of Bay2Peak S.A. and Soconison. The foregoing issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION.

On August 2, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State (i) to change the name of the Company from “Sinobiomed Inc.” to “Sitoa Global Inc.” and (ii) to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock. The new CUSIP number for the Company’s common stock is 82988B 109. A copy of the Certificate of Amendment is attached hereto as Exhibit 3.1 and incorporated by reference herein.

We have no other information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 5. EXHIBITS

(b) Exhibit List

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 2, 2011
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITOA GLOBAL INC.

August 15, 2011	/s/ Cal Lai
Cal Lai
President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	/s/ George Yu
George Yu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 2, 2011
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.