Form 10-Q
period 2011-09-30
Sitoa Global Inc.
filed 2011-11-02
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51815

SITOA GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2225 East Bayshore Road
Suite 200
Palo Alto, CA 94303
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

[X] Yes [  ] No

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2011
Common stock, $0.002 par value	26,237,650

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITOA GLOBAL INC.
INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheet at September 30, 2011 (unaudited) and December 31, 2010	F-1
Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	F-2
Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	F-3
Notes to Condensed Financial Statements (unaudited)	F4 - F8

SITOA GLOBAL INC.
Condensed Balance Sheets

	September 30	December 31
	2011	2010
	(Unaudited)	(I)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,590	$200,176
Total current assets	5,590	200,176

Fixed assets, net	7,500	10,000

Total assets	$13,090	$210,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable, including related party liabilities of $38,639 as of September 30, 2011 and $5,000 as of December 31, 2010	$172,687	$97,128
Interest payable	-	42,559
Shareholder loans (Note 6)	40,000	40,000
Other current liabilities, including related party liabilities of $110,150 as of September 30, 2011 and December 31, 2010	153,258	256,408
Total current liabilities	365,945	436,095

Convertible debentures	-	250,000
Total liabilities	365,945	686,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 26,237,650 shares as of September 30, 2011 and 10,815,246 shares as of December 31, 2010	52,475	21,631
Additional paid-in capital	33,670,112	32,892,007
Subscriptions received	441,741	95,014
Accumulated deficit	(34,517,183)	(33,484,571)
Total stockholders' deficit	(352,855)	(475,919)

Total liabilities and stockholders' deficit	$13,090	$210,176

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$263,537	-	$263,537 $	-
Cost of Service	337,802	-	337,802	-
Gross Loss	(74,265)	-	(74,265)	-
General and Administrative Expenses	$565,121	$86,008	$940,340	$392,061
Loss from Operations	$(639,386)	$(86,008)	$(1,014,605)	$(392,061)
Interest Expense	(2,233)	(5,572)	(18,007)	(18,963)
Net Loss	$(641,619)	$(91,580)	$(1,032,612)	$(411,024)

Net loss per common share - basic and fully diluted:
Net loss for the year	$(0.03)	$(0.01)	$(0.06)	$(0.05)
Weighted average number of basic and fully diluted common shares outstanding	24,277,228	9,866,261	16,346,268	8,754,672

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(1,032,612)	$(411,024)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,500	-
Imputed interest expense on shareholders' loans	-	1,593
Stock compensation expensed	473,750	217,708
Conversion of interest on debt to equity	18,007
Changes in operating assets and liabilities:
Accounts payable	97,619	(3,964)
Interest payable	-	17,370
Other current liabilities	(103,150)	62,540
Net cash used in operations	(543,886)	(115,777)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	349,300	151,500
Finders fees paid	-	(15,000)
Net cash provided by financing activities	349,300	136,500

Net (decrease) / increase in cash	(194,586)	20,723

Balances per prior period balance sheet	200,176	19,678
Ending balances	$5,590	$40,401

Non-cash transactions
Conversion of interest payable to equity	$42,559	$14,000
Conversion of convertible debenture to equity	$250,000	$-
Issuance of common stock for services received	$22,060	$-

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION – GOING CONCERN

These financial statements of Sitoa Global Inc. (the “Company”), www.sitoaglobal.com, have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $34,517,183 and has negative working capital and a stockholders’ deficit as of September 30, 2011, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company has recently launched Chunjie365, www.chunjie365.com, a social e-commerce site in China focused on consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. It is still developing ShopShipUSA, www.shopshipusa.com, a social e-commerce site focused on Filipino online shoppers looking to purchase branded U.S. or European luxury items. Per a Revenue Interest Agreement that the company entered into with Sitoa Corporation (“Sitoa Corp”), the company also receives 100% of the revenues and service fees that Sitoa Corp has a right to receive under a Master Services Agreement, by and between Sitoa Corp and Sonsi, Inc., www.sonsi.lanebryant.com, which hosts a social e-commerce site focused on women sizes 12 and up in the US. Furthermore, the Company assists Soconison Technology Ventures and its portfolio companies in developing and maintaining business-to-consumer ("B2C") e-commerce marketplaces, including ZBL Cybermarketing, Inc., Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any interim or future period.

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

LOSS PER SHARE
Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period, including vested and unvested stock options that are in the money.

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

REVENUE RECOGNITION
The Company recognizes revenue from providing hosting and integration services and licensing the use of its technology platform to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

NEW ACCOUNTING PRONOUNCEMENTS
There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

3. REVENUE INTEREST AGREEMENT

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

4. STRATEGIC PARTNERSHIP AGREEMENT

On July 11, 2011, the Company entered into a strategic partnership agreement with Soconison Technology Ventures ("Soconison"), permitting Soconison and its portfolio companies to utilize the Company's network and platform software technology to develop and host business-to-consumer ("B2C") e-commerce marketplaces. Over the next 6 months, the Company will assist in developing and maintaining B2C marketplaces operated by Soconison and its portfolio companies.

5. STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity during the nine months ended September 30, 2011 is presented below:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
	Number of	Exercise	Grant-date	Contractual	Intrinsic
	options	Price	Fair Value	Life (Years)	Value
Options Outstanding,
December 31, 2010	547,500	1.00	2.60	2.9	$0

Less: Options cancelled	100,000	1.20	1.20		$0

Plus: Options granted	3,000,000	0.30	0.46		$0

Options Outstanding,
September 30, 2011	3,447,500	0.37	0.63	4.5	$0
Vested
September 30, 2011	635,417	0.36	0.92	4.4	$0
Expected to vest
September 30, 2011	2,614,583	0.31	0.55	4.5	$0

Expected to vest options outstanding as of September 30, 2011 will vest equally on a monthly basis as per CEO and CFO employment agreements.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

The fair value of the options granted in June 2011 was estimated at a value of $0.46 per share. These estimates were made using the Black-Scholes Option Pricing Model assuming volatility of 135%, risk-free interest rate of 2.03%, dividend rate of 0%, expected life of 5 years.

As of September 30, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $1,447,917, net of estimated forfeitures. This cost will be amortized on a straight line basis over a weighted average remaining period of 4.5 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Options outstanding as of September 30, 2011 vested as follows:

			Weighted
	Range of	Number	Average	Compensation	Aggregate
Vested three months	Exercise	of	Exercise	Expense to be	Intrinsic
ended	Prices	Shares	Price	Recognized	Value

June 30, 2011	0.30-0.60	156,250	0.40	$138,750	$0
September 30, 2011	0.30-0.60	406,250	0.30	$253,750	$0

The 3,447,500 options outstanding as of September 30, 2011 have a weighted average remaining contractual term of 4.4 years.

6. RELATED PARTY TRANSACTIONS

Accounts payable includes $23,639 of accrued salary due to the Company’s Chief Executive Officer and $15,000 of accrued salary due to the Company’s Chief Financial Officer as of September 30, 2011, compared to $5,000 of accrued salary to the Company’s Chief Financial Officer as of December 31, 2010. Other current liabilities includes $20,000 of accrued fees to the Company’s previous Chief Executive Officer, $78,750 accrued finder’s fees due to shareholders and a Company related to shareholders, and $11,400 accrued consulting fees due to a shareholder as of September 30, 2011 and December 31, 2010.

7. SHAREHOLDER LOANS

The loans from one shareholder in the aggregate amount of $40,000 as of September 30, 2011 and December 31, 2010 do not bear interest.

8. CONCENTRATION OF CUSTOMERS

For the three months ended September 30, 2011, we earned 87% of our service revenue from Soconison and 13% of our service revenue from Sonsi Inc. We will seek to diversify our revenue sources from our new marketplaces Chunjie365 and ShopShipUSA but there is no guarantee that these marketplaces will produce revenues.

SITOA GLOBAL INC.
Notes to Financial Statements
(Unaudited)

9. SUBSEQUENT EVENTS

On November 2, 2011, the Board of Directors of the Company appointed Dennis Schmal as an independent non-executive board director, effective immediately.

Mr. Schmal previously was a partner at Arthur Andersen, where he worked from 1972 through 1999, when he retired. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds a CPA. Mr. Schmal was responsible for leading hundreds of audits for a variety of enterprises over the past several decades. In addition to specializing in the financial services sector, with particular emphasis on commercial banking, securities/investment banking and asset management industries, Mr. Schmal has also headed hundreds of consulting projects, mainly for financial services firms. His projects included operations, capital planning, financial instruments, strategy, mergers & acquisitions, executive recruitment and initial public offerings. During the late 1990s, he shepherded two companies through IPOs. Since his retirement, he has continued to consult and lead finance seminars for a management development company, and he has been actively involved with a venture capital investment group. Mr. Schmal currently serves on the Board of Directors for Varian Semiconductor (NASDAQ: VSEA) Sempire Systems, Inc., Merriman Capital (NASDAQ: MERR) and Boulder Capital Partners. Mr. Schmal holds a B.S. with summa cum laude honors in business administration with a focus on finance and accounting from California State University, Fresno.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “Sitoa Global” the “Company,” “we,” “us,” or “our,” are to the business of Sitoa Global Inc., a Delaware corporation;
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

Overview

The Company develops, integrates and hosts B2C (business-to-consumer) social e-commerce sites, referred to as Focused Social Marketplaces, as a turnkey solution for its customers. Focused Social Marketplaces can aggregate hundreds of enterprise and microsellers and enable them to drop ship tens of thousands of products purchased online. The Focused Social Marketplace platform can be customized to the specific needs of a targeted community of online customers and can be localized to particular geographic areas. The platform also allows online customers to congregate, share and experience niche community sites.

The Company has recently launched its bi-lingual Focused Social Marketplace in China. Chunjie365, www.chunjie365.com, which is a social e-commerce site in China focused on consumer and corporate online customers seeking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Chunjie365 has partnered with several U.S. and Asian specialty products producers and has made more than 300 gift items available on its site. Additionally, Chunjie365 has structured strategic relationships with several market leaders including Alibaba.com’s “Alipay” system, iMedia’s QQ mobile advertising platform and Zibolan’s Baidu and Google keywords program. Alibaba is the largest B2B (Business-to-business) site in China as well as the owner of Taobao.com which is the leader in China’s C2C (Consumer-to-consumer) and B2C (Business-to-consumer) websites. QQ, owned by Tencent.com, is the largest instant messaging platform in China with over 400 million registered users. Zibolan is the number one ranked keyword reseller in Northern China for Baidu (NASDAQ:BIDU) and Google (NASDAQ:GOOG).

The Company’s second social e-commerce site ShopShipUSA, www.shopshipusa.com, is focused on Filipino online shoppers looking to purchase branded U.S. or European luxury items. ShopShipUSA is still in development but utilizes the Company’s Focused Social Marketplace platform.

Pursuant to a strategic partnership agreement with Soconison Technology Ventures, or Soconison, the Company also utilizes its Focused Social Marketplace platform to assist Soconison and its portfolio companies in developing and maintaining e-commerce marketplaces, including ZBL Cybermarketing, Inc., Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China.

The Company’s revenues are generated from one-time integration fees in connection with such online marketplaces, as well as ongoing hosting fees. Pursuant to a Revenue Interest Agreement, dated July 1, 2011, between the Company and Sitoa Corp, the Company also receives 100% of the revenues and service fees that Sitoa Corp has a right to receive under a Master Services Agreement, by and between Sitoa Corp and Sonsi, Inc., www.sonsi.lanebryant.com, which hosts a social e-commerce site focused on women sizes 12 and up in the US.

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2010 have issued a going concern opinion as per our most recent Form 10-K. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills. Potential sources of revenues are our online marketplaces Chunjie365 and ShopShipUSA, which are still in the early stages of business development, our strategic partnership with Soconison Technology Ventures, and revenues from Sonsi Inc. Our other source for cash at this time is investments by others in the Company. We need to raise cash to fully implement our projects and stay in business.

On September 30, 2011, we had a working capital deficit of $360,355 compared with a working capital deficit of $235,919 on December 31, 2010. The increase is due to payment of current liabilities. Operating activities used $543,886 in cash in the nine months ended September 30, 2011. Investing activities in the nine months ended September 30, 2011 used zero. Financing activities provided $349,300 in the nine months ended September 30, 2011.

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

Revenue Recognition

We earned revenue from providing hosting and integration services to Soconison and Sonsi Inc. For Soconison, we have been developing three e-commerce sites using our Focused Social Marketplace platform and integrating their back-end infrastructure to external hosted servers. We charge Soconison monthly minimum integration and hosting fees per e-commerce site plus additional professional hourly fees for project management and consulting. Sonsi’s e-commerce site has already been developed and we are currently maintaining and hosting www.sonsi.lanebryant.com which has aggregated a number of online sellers focused on the social community of women sizes 12 and up. We also sign up (“on-board”) new online sellers to their site. In exchange, we earn monthly minimum hosting fees plus hourly professional fees for additional integration services.

Results of Operation

Service Revenues

Service Revenues were $263,537 and $0 for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to recognizing revenues from Sonsi, Inc. and Soconison.

Cost of Service

Cost of Service were $337,802 and $0 for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to the development of e-commerce marketplace sites for Soconison which was performed by an outsourced development team and overseen by the Company’s project management.

General and Administrative Expenses

Operating expenses: Operating expenses were $311,371 and $58,925 for the three months ended September 30, 2011 and 2010, respectively, and $466,590 and $174,353 for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to the development of two new Focused Social Marketplaces Chunjie365 and ShopShipUSA, as well as servicing our two clients Sonsi and Soconison.

Stock-based compensation: Stock-based compensation expenses were $253,750 and $27,083 for the three months ended September 30, 2011 and 2010, respectively, and $473,750 and $217,708 for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to our grant of new share options to our recently appointed CEO.

Interest Expense

Interest expense was $2,233 and $5,572 for the three months ended September 30, 2011 and 2010, respectively, and $18,007 and $18,963 for the nine months ended September 30, 2011 and 2010, respectively. The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $641,619 for the three months ended September 30, 2011 as compared to net loss of $91,580 for the three months ended September 30, 2010, and a net loss of $1,032,612 for the nine months ended September 30, 2011 as compared to a net loss of $411,024 for the nine months ended September 30, 2010. The increase is primarily due to the development of two new Focused Social Marketplaces Chunjie365 and ShopShipUSA, as well as servicing our two clients Sonsi and Soconison.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 1, 2011, the Company issued 333,333 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $100,000, or $0.30 per share, pursuant to a Securities Purchase Agreement, dated July 1, 2011, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On July 1, 2011, the Company issued 220,000 shares of common stock in an offshore transaction to an investor, in exchange for aggregate proceeds of $66,000, or $0.30 per share. This issuance of shares in the offshore transaction was pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On August 16, 2011, the Company issued 2,572,329 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $7,234 in accrued and unpaid interest and of $250,000 in outstanding principal pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.10 per share. We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On September 9, 2011, the Company issued 400,000 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $100,000, or $0.25 per share, pursuant to a Securities Purchase Agreement, dated September 9, 2011, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On September 12, 2011, the Company issued 133,200 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $33,300, or $0.25 per share, pursuant to a Securities Purchase Agreement, dated September 12, 2011, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On September 19, 2011, the Company issued 200,000 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $50,000, or $0.25 per share, pursuant to a Securities Purchase Agreement, dated September 19, 2011, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

ITEM 3. APPPOINTMENT OF DIRECTOR

On November 2, 2011, the Board of Directors of the Company appointed Dennis Schmal as an independent non-executive board director, effective immediately.

Mr. Schmal previously was a partner at Arthur Andersen, where he worked from 1972 through 1999, when he retired. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds a CPA. Mr. Schmal was responsible for leading hundreds of audits for a variety of enterprises over the past several decades. In addition to specializing in the financial services sector, with particular emphasis on commercial banking, securities/investment banking and asset management industries, Mr. Schmal has also headed hundreds of consulting projects, mainly for financial services firms. His projects included operations, capital planning, financial instruments, strategy, mergers & acquisitions, executive recruitment and initial public offerings. During the late 1990s, he shepherded two companies through IPOs. Since his retirement, he has continued to consult and lead finance seminars for a management development company, and he has been actively involved with a venture capital investment group. Mr. Schmal currently serves on the Board of Directors for Varian Semiconductor (NASDAQ: VSEA) Sempire Systems, Inc., Merriman Capital (NASDAQ: MERR) and Boulder Capital Partners. Mr. Schmal holds a B.S. with summa cum laude honors in business administration with a focus on finance and accounting from California State University, Fresno.

ITEM 4. EXHIBITS

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITOA GLOBAL INC.

November 2, 2011	/s/ Cal Lai
Cal Lai
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2011	/s/ George Yu
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