Form 10-K
period 2011-12-31
Sitoa Global Inc.
filed 2012-03-27
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2011

or

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

Securities registered under Section 12 (g) of the Exchange Act: Common stock, $0.002 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

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

[ ]

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

[ ] Yes [X] No

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCQB Market) was approximately $14.2 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 28,246,131 shares of the registrant’s common stock outstanding as of March 27, 2012.

ii

DOCUMENTS INCORPORATED BY REFERENCE

None.

iii

iv

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•                     dependence on key personnel;

•                     competitive factors;

•                     continued growth of e-commerce markets;

•                     the operation of our business; and

•                     general economic conditions in the United States and in the Asia-Pacific Region.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to:

•         “Sitoa Global,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Sitoa Global Inc.

•         “SEC” are to the United States Securities and Exchange Commission;

•         “Securities Act” are to the Securities Act of 1933, as amended;

•         “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•         “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States; and

•         “China,” “Chinese” and “PRC” are to the People’s Republic of China.

v

Available Information

The Company’s website is www.sitoaglobal.com, where information about the Company may be reviewed and obtained. In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

vi

Part I

Item 1. Business

Overview

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue share arrangements. The Company currently hosts five existing e-commerce solutions:

  4-GS, Ltd. (www.4-gs.com) is a B2B e-commerce platform that optimizes supply chain sourcing for international enterprise customers through B2B Search Engine Optimization (SEO), e-catalog and inventory management systems and a transaction platform.
  ZBL Cybermarketing, Ltd. is Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.
  iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps. It is the No. 1 mobile advertising agency to the No. 1 media portal QQ which is the largest instant messaging operator in China with 360 million users and 86% market share.
  Chunjie365 (www.chunjie365.com) is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Chunjie365 has partnered with several U.S. and Asian specialty product manufacturers and has made more than 1,000 gift items available on its site.
  Sonsi, Inc. (www.sonsi.lanebryant.com) is a destination e-commerce site for women sizes 12 and up and allows them to purchase retail clothing products as well as social networking through Sonsi Living, www.sonsiliving.com.

We service 4-GS, ZBL Cybermarketing and i-Media under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.

The Company has recently entered into two partnership agreements to develop additional e-commerce solutions.

  ShopShip2PH is an e-commerce site that targets Overseas Foreign Workers (“OFW’s”) from the Philippines, living overseas for employment, and allows them to purchase products online and then have them shipped directly to the Philippines. ShopShip2PH has partnered with LBC Express www.lbcexpress.com, the 2nd largest shipping company in the Philippines. LBC Express will market the site to their 2 million OFW customers and also allow them to use their membership points to redeem for products bought online through ShopShip2PH.
  The Company is developing an e-commerce site for BCLN Golf, Ltd. www.bclngolf.com that enables online sales of BCLN’s golf apparel as well as other golf related products from US and European golf specialty companies. BCLN Golf, Ltd. is the 3rd largest golf apparel designer and retailer in Hong Kong and Mainland China and currently sells its products in pro shops only located in golf courses throughout both countries.

Our corporate headquarters are located at 2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303 and our telephone number is (415) 830-6210. Although we maintain a website at www.sitoaglobal.com, we do not intend that information available on our website be incorporated into this filing.

History and Corporate Structure

Sitoa Global Inc. is a Delaware corporation that was originally incorporated under the name CDoor Corp. on November 18, 2004. At that time the Company was a development stage company that owned a United States patent (patent No. 5,074,073) (the “Patent”) for a Car Door Safety Feature Device, and the Company’s principal business plan was to develop a prototype of the Patent and then manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the safety system.

Acquisition and Sale of Wanxin

Following a change of management that occurred on November 2, 2006, the Company changed its business plan from the development of the Car Door Safety Feature Patent and began focusing on the Chinese biopharmaceutical industry. On January 12, 2007, the Company acquired Wanxin Bio-Technology Limited (“Wanxin”), a British Virgin Islands company, pursuant to a share exchange transaction, whereby the Company acquired 100% of the issued and outstanding shares of Wanxin in exchange for 1,750,000 shares of Common Stock of the Company (before giving effect to a 40-for-1 forward split effected on March 2, 2007), and the surrender and cancellation of 95% of the voting stock of the former majority shareholder of the Company. As a result of the share exchange transaction, Wanxin became the Company’s subsidiary, and Wanxin’s subsidiaries and indirect subsidiaries, Manhing Enterprises Limited, a Hong Kong company, Shanghai Wanxing Bio-pharmaceuticals Co., Ltd., a PRC company, and Shanghai Wanxing Bio-science Cosmetic Co., Ltd., a PRC company, became the Company’s indirect subsidiaries. Through its subsidiaries, Wanxin was a developer of genetically engineered recombinant protein drugs and vaccines in China. On March 2, 2007, the Company changed its name to “Sinobiomed, Inc.” to reflect its new business.

In March 2009, all the assets of Wanxin’s PRC subsidiaries, including their books and records, were seized by the China Construction Bank in satisfaction of bank loans owed to the bank by them. As a result of the seizure, Wanxin could not carry on its business and operations. The debt of the subsidiaries exceeded the value of the assets and the prospects for generating sufficient cash flow to repay the debt were doubtful. Furthermore, the Company’s President and Chief Executive Officer at the time, resigned his positions with the Company, but retained management control of the subsidiaries by virtue of his nominee’s status as their Chief Representative, a legal status in China that is difficult to change without cooperation of the incumbent. In June 2009 the Company’s Board of Directors decided to abandon Wanxin. In December 2010, the Company sold all its interest in Wanxin to China Nonferrous Metals Resource Geological Survey Inc. (“China Nonferrous”), a British Virgin Islands company, for an aggregate sale price of $200,000, pursuant to a stock purchase and sale agreement. The abandonment and sale of Wanxin was accounted for in the financial statements as a disposition of the subsidiaries for proceeds of $200,000 as of January 1, 2009. The foregoing description of the terms of the Purchase and Sale Agreement is qualified by reference to the Purchase and Sale Agreement which is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on December 22, 2010.

Acquisition of Computer Server Assets

On December 10, 2010, the Company consummated an asset purchase agreement, dated December 10, 2010, pursuant to which the Company agreed to purchase eight computer servers and associated fixtures for 225,000 shares of the Company’s common stock. The Company believed that the acquisition of the assets would enable the Company to utilize such telecommunications infrastructure to pursue its new business direction in the areas of e-commerce, media and social networking.

Our Growth Strategy

We aim to position ourselves as a leading provider in e-commerce solutions and services. We have identified the following factors critical to the achievement of this goal:

•         Enable our current customers to continue growing their e-commerce business

•         Leverage our business development relationships to acquire new customers

•         Continue utilizing our efficient cost structure, and source technical and engineering personnel in Asia for servicing our customers

•         Develop new technologies and service products

•         Identify opportunities to acquire technologies or companies to accelerate the growth of the Company.

Growth of the E-Commerce Industry

We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside. We believe that the Company will be able to participate in the growth of the e-commerce industry be leveraging its current business model.

Competition

Our business is rapidly evolving and highly competitive. Our current and potential competitors include: (1) physical-world retailers, vendors, distributors, and manufacturers of our products; (2) other online e-commerce and mobile e-commerce sites; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, and customer service; (5) companies that provide infrastructure web services or other information storage or computing services or products. We believe that the principal competitive factors in our e-commerce business include selection, price, and convenience, including fast and reliable fulfillment. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Employees

The Company has a core team of six employees based in the US focused on project management and technology development. It sources technical and engineering personnel in Asia on an outsourced basis to develop e-commerce solutions and provide ongoing hosting services to individual customers. Competition for qualified personnel in the industry is intense. The Company’s future success will depend, in part, on its continued ability to attract and retain qualified personnel.

Transfer Agent

We have engaged Nevada Agency and Trust Company as our stock transfer agent. Nevada Agency and Trust Company is located at 50 West Liberty Street, Reno, Nevada 89501.

Regulations

The servers for our online e-commerce platform are located in Hong Kong. The Hong Kong government or regulatory agencies may block or suspend our internet transmission capabilities if we are deemed to be in violation of the following content regulations for online services:

•         Securities and Futures Ordinance (Cap. 571 of the Laws of Hong Kong) – We are subject to the laws, rules and regulations regarding trading. The Securities and Futures Commission is responsible for: maintaining and promoting the fairness, efficiency, competitiveness, transparency and orderliness of the securities and futures industry. The Commission may suppress illegal, dishonorable and improper practices in the securities and futures industry; to take appropriate steps in relation to the securities and futures industry. Regardless of the communication or delivery medium used, the Commission will continue to apply the general anti-fraud and anti-manipulation provisions of the relevant Ordinances in its enforcement actions. If any person responsible for activities over the Internet is found to have acted in contravention of the provisions of the Ordinances or appears to have been involved in any misconduct whether in Hong Kong or elsewhere, the Commission may exercise its regulatory powers (including prosecution or taking other disciplinary actions as may be required); and when necessary, the Commission may consider other regulatory means available to it including seeking cooperation from foreign regulators and law enforcement agencies to take joint enforcement action, if necessary. We are prohibited from carrying on any regulated activity, as defined under the Securities and Futures Ordinance, such as dealing in securities and/or futures contracts, unless we have been granted the appropriate license(s) from the Commission.

•         Personal Data (Privacy) Ordinance (Cap. 486 of the Laws of Hong Kong) – We are subject to data privacy laws, rules and regulations that regulate the use of customer data. In Hong Kong we are governed by the Personal Data (Privacy) Ordinance and as a data user we are prohibited from doing or engaging in any practice that contravenes the data protection principles set out therein.

•         Telecommunications Ordinance (Cap. 106 of the Laws of Hong Kong), Crimes Ordinance (Cap. 200 of the Laws of Hong Kong) and Theft Ordinance (Cap. 210 of the Laws of Hong Kong) – Provisions under the Telecommunications Ordinance, Crimes Ordinance and Theft Ordinance make it an offense for unauthorized access to computer by telecommunication, to access a computer with criminal or dishonest intent, and extend the meaning of criminal damage to include misuse of computer programs or data, and burglary to include unlawfully causing a computer to function other than as it has been established and altering, erasing or adding any computer program or data. In this respect, any of the abovementioned computer related crimes committed by any staff, employees or agents, will subject us to possible criminal charges and/or investigations.

These rules and regulations are administered by the three branches of Hong Kong’s Commerce and Economic Development Bureau: (i) the Commerce, Industry and Tourism Branch (responsible for policy matters on Hong Kong's external commercial relations, inward investment promotion, intellectual property protection, industry and business support, tourism, consumer protection and competition), (ii) the Communications and Technology Branch (responsible for policy matters on broadcasting, film-related issues, overall view of creative (including film) industry, development of telecommunications, innovation and technology, and control of obscene and indecent articles); and (iii) the Office of the Government Chief Information Officer (responsible for policy, strategy and execution of information technology programs and initiatives).

If any of these government agencies acts to block or limit access to our website or adopt policies restricting our customers from providing us with accurate and up-to-date information, the value of our electronic trading platform could be negatively impacted, which would adversely affect our ability to offer compelling hiring and marketing solutions and subscriptions to our customers, enterprises, and professional organizations.

Item 1A. Risk Factors

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

RISKS RELATED TO OUR BUSINESS

We are subject to risks associated with changing technologies in the e-commerce industry, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing solutions and introduce new solutions to meet customers’ needs. We believe that our customers rigorously evaluate our solution and service offerings on the basis of a number of factors, including, but not limited to: quality; price competitiveness; technical expertise and development capability; innovation; reliability and timeliness of delivery; operational flexibility; customer service; and overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that we will be able to address technological advances or introduce new offerings that may be necessary to remain competitive within the e-commerce industry.

Systems failures could cause interruptions in our services or decreases in the responsiveness of our services which could harm our business.

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer satisfaction. Our ability to facilitate e-commerce transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems have in the past experienced periodic interruptions and disruptions in operations, which we believe will continue to occur from time to time. Our systems also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant capabilities. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Our cost structure is partially fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is partially fixed. We base our cost structure on historical and expected levels of demand for our services, as well as our fixed operating infrastructure, such as computer hardware and software, hosting facilities and security and staffing levels. If demand for our services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

Attrition of customer accounts and failure to attract new accounts could have a material adverse effect on our business, financial condition and results of operations and cash flows. Even if we do attract new customers, we may fail to attract the customers in a cost-effective manner, which could materially adversely affect our profitability and growth.

Although we offer e-commerce solutions and services designed to support and retain our customers, our efforts to attract new customers or prevent attrition of our existing customers may not be successful. If we are unable to retain our existing customers or acquire new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant resources on business development and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers.

Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

Although our growth strategy has not focused historically on acquisitions, we may in the future selectively pursue acquisitions and new businesses. Any future acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and services, and integrating the acquired companies. Because acquisitions historically have not been a core part of our growth strategy, we do not have significant experience in successfully completing acquisitions. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

We may be unable to respond to customers' demands for new e-commerce solutions and service offerings and our business, financial condition and results of operations and cash flows may be materially adversely affected.

Our customers may demand new e-commerce solutions and service offerings. If we fail to identify these demands from customers or update our offerings accordingly, new offerings provided by our competitors may render our existing solutions and services less competitive. Our future success will depend, in part, on our ability to respond to customers' demands for new offerings on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new offerings. In addition, our new offerings may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new offerings or enhancements of our current offerings could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We may be unable to respond to the evolving industry practices and technology solutions, and our business, financial condition and results of operations and cash flows may be materially adversely affected.

To remain competitive as an e-commerce solutions and services provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry practices could render our solutions less competitive.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•         our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•         changes in financial estimates by us or by any securities analysts who might cover our stock;

•         speculation about our business in the press or the investment community;

•         significant developments relating to our relationships with our customers or suppliers;

•         stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•         customer demand for our business solutions;

•         investor perceptions of our industry in general and our Company in particular;

•         the operating and stock performance of comparable companies;

•         general economic conditions and trends;

•         announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•         changes in accounting standards, policies, guidance, interpretation or principles;

•         loss of external funding sources;

•         sales of our common stock, including sales by our directors, officers or significant stockholders; and

•         addition or departure of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Our common stock is quoted on the over-the-counter electronic quotation system maintained by the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, an over-the-counter electronic quotation system maintained by the OTC Markets. The OTCQB is a significantly more limited than a trading market such as the New York Stock Exchange or NASDAQ. The OTCQB is a less liquid market for the trading of our common stock by existing and potential stockholders, and so trading of our common stock on the OTCQB could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM IB. UNRESOLVED STAFF COMMENTS.

Not Applicable.

Item 2. Properties

The Company’s current executive offices are located at 2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303, which is a virtual office.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Synnex Corp. v. Sitoa International, Inc., et al.

The Company has been joined as third-party defendant in Synnex Corp. v. Sitoa International, Inc., et al., filed in the Superior Court of California, Alameda County. On October 1, 2010, Synnex Corp., a supplier of electronics products, originally brought suit against Sitoa Corporation, an internet re-seller controlled by our former Chief Executive Officer, Mr. Calbert Lai, alleging liability for approximately $54,000 of unpaid product. Sitoa Corporation admitted owing the amount but contended that this liability should be set off against Synnex's liability to Sitoa Corporation for lost profits and other damages suffered by them, due to a pricing error committed by Synnex in December 2009. On October 14, 2010, the Company answered the original complaint and filed a cross-complaint against Synnex, seeking to recover damages for the pricing error.

On October 11, 2011, Synnex amended its complaint to include the Company as a defendant, under the mistaken belief that the Company is responsible for the debts and obligations of Sitoa Corporation, including the $54,000 that is the subject of Synnex’s complaint.

We do not believe that Synnex’s claim against the Company has any merit. We originally changed our name to Sitoa Global, Inc. in anticipation of a merger with Sitoa Corporation which was never consummated. Instead, we entered into a software licensing agreement with Sitoa Corporation, in connection with which, we issued shares of our common stock to Sitoa Corporation and Mr. Calbert Lai, the Chief Executive Officer of Sitoa Corporation, was appointed as our Chief Executive Officer. However, on March 1, 2012, we rescinded and terminated the software licensing agreement, pursuant to a Rescission and Termination Agreement, dated March 1, 2012, between the Company and Sitoa Corporation, and in connection therewith, Sitoa Corporation returned the shares issued in connection with the agreement and Mr. Lai resigned from his position with the Company. As such, we are no longer affiliated with Sitoa Corporation and we were not affiliated with Sitoa Corporation at the time when the issue in question occurred. Furthermore, Sitoa Corporation has admitted to owing the amount claimed by Synnex in the case. Trial in the case is scheduled for October 2, 2012.

Item 4. Mine Safety disclosures

Not applicable.

Part II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We are authorized to issue 250,000,000 shares of Common Stock, at a par value $0.002 per share. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Market Information

The Company’s Common Stock currently only trades on the OTCQB operated by OTC Markets Inc. under the symbol “STOA”. The Company’s Common Stock commenced trading under this symbol on June 8, 2011, and previously traded under the symbol “SOBM” from March 2, 2007 until June 7, 2011 on the OTC Pink.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2011	$0.41	$0.04
September 30, 2011	$1.01	$0.02
June 30, 2011	$0.04	$0.01
March 31, 2011	$0.05	$0.01
December 31, 2010	$0.07	$0.02
September 30, 2010	$0.28	$0.03
June 30, 2010	$0.16	$0.05
March 31, 2010	$0.06	$0.02

As of March 23, 2012, the Company’s Common Stock closed at a price of $0.19.

Holders

As of March 27, 2012, there are 28,246,131 shares of Common Stock issued and outstanding held by 173 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,447,500	$0.37	21,552,500
Total	3,447,500	$0.37	21,552,500

Notes:

(1)                 The Company’s Board of Directors adopted a stock option plan on November 3, 2006 and was subsequently ratified by the shareholders at the Annual Meeting of Shareholders held on March 1, 2007. See below for details of this plan.

Recent Sales of Unregistered Securities

On March 18, 2011, the Company issued 533,333 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $53,333 in accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.10 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On July 1, 2011, the Company received aggregate proceeds of $100,000, or $0.30 per share, in a private placement with an accredited investor pursuant to a Securities Purchase Agreement, dated July 1, 2011, between the Company and the investor, but has not yet issued the 333,333 shares of its common stock. The Securities Purchase Agreement was entered into in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

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

On September 12, 2011, the Company received aggregate proceeds of $33,300, or $0.25 per share, in a private placement with an accredited investor pursuant to a Securities Purchase Agreement, dated September 12, 2011, between the Company and the investor, but has not yet issued the 133,200 shares of its common stock. The Securities Purchase Agreement was entered into in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

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

On November 21, 2011, the Company issued 1,100,000 shares of its common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on June 30, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.  The issuance of shares to the note holder was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On January 20, 2012, the Company issued 250,000 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $10,000, or $0.04 per share, pursuant to a Securities Purchase Agreement, dated January 20, 2012, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On February 17, 2012, the Company issued 125,000 shares of its common stock in a private placement with an accredited investor, for aggregate proceeds of $10,000, or $0.08 per share, pursuant to a Securities Purchase Agreement, dated February 17, 2012, between the Company and the investor. The issuance of shares to the investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On March 13, 2011, the Company issued 1,000,000 shares of its common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on December 1, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.  The issuance of shares to the note holder was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

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

Overview

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue share agreements. The Company currently hosts five existing e-commerce solutions:

  4-GS, Ltd. (www.4-gs.com) is a B2B e-commerce platform that optimizes supply chain sourcing for international enterprise customers through B2B Search Engine Optimization (SEO), e-catalog and inventory management systems and a transaction platform.
  ZBL Cybermarketing, Ltd. is Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.
  iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps. It is the No. 1 mobile advertising agency to the No. 1 media portal QQ which is the largest instant messaging operator in China with 360 million users and 86% market share.
  Chunjie365 (www.chunjie365.com) is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Chunjie365 has partnered with several U.S. and Asian specialty product manufacturers and has made more than 1,000 gift items available on its site.
  Sonsi, Inc. (www.sonsi.lanebryant.com) is a destination e-commerce site for women sizes 12 and up and allows them to purchase retail clothing products as well as social networking through Sonsi Living, www.sonsiliving.com.

Recent Developments

The Company has recently entered into two partnership agreements to develop additional e-commerce solutions.

  ShopShip2PH is an e-commerce site that targets Overseas Foreign Workers (“OFW’s”) from the Philippines, living overseas for employment, and allows them to purchase products online and then have them shipped directly to the Philippines. ShopShip2PH has partnered with LBC Express www.lbcexpress.com, the 2nd largest shipping company in the Philippines. LBC Express will market the site to their 2 million OFW customers and also allow them to use their membership points to redeem for products bought online through ShopShip2PH.
  The Company is developing an e-commerce site for BCLN Golf, Ltd. www.bclngolf.com that enables online sales of BCLN’s golf apparel as well as other golf related products from US and European golf specialty companies. BCLN Golf, Ltd. is the 3rd largest golf apparel designer and retailer in Hong Kong and Mainland China and currently sells its products in pro shops only located in golf courses throughout both countries.

Plan of Operations

The Company believes that it can participate in the growth of e-commerce and social media as a provider of e-commerce solutions and services. It believes that it has established a viable business model with multiple customers and a technology base that can further grow through referrals and business development activities. It has built a pipeline of several potential new customers that could engage the Company to develop and host e-commerce solutions in fields such as women’s apparel, daily deals, or customized clothing. The Company expects to continue utilizing its efficient cost structure, and source technical and engineering personnel in Asia for servicing its international customers. It retains employees in the San Francisco Bay area for higher value-add tasks such as project management and technology development which could open opportunities for further product and business development. The Company is also pursuing initiatives to identify opportunities to acquire technologies or companies that can accelerate the growth of the Company.

Need for Additional Capital

To become profitable and competitive, and execute strategic acquisitions, we may have to raise additional capital. If we are unable to raise additional equity capital to develop our business and continue earning revenues, we might have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

For the Fiscal Year Ended December 31, 2011

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2011 have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  Potential sources of revenues are our three customers for whom we are currently hosting e-commerce solutions and a pipeline of multiple potential new customers. Our other source for cash at this time is investments by others in the Company.

On December 31, 2011, we had a working capital deficit of $367,511 compared with a working capital deficit of $235,919 on December 31, 2010. The decrease is primarily due to a decline of our cash to finance the growth of the Company. Operating activities used $509,102 in cash in the twelve months ended December 31, 2011.  Investing activities in the 12 months ended December 31, 2011 used zero.  Financing activities provided $349,300 in the twelve months ended December 31, 2011.

We believe that we can continue to receive revenues from our three customers and acquire additional customers that could engage the Company to develop and host e-commerce solutions for them. We expect to continue utilizing our efficient cost structure by sourcing personnel in Asia for servicing our customers. In order to accelerate the growth of the Company, we will also consider raising additional funding from investors.

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

Revenue Recognition

The Company recognizes revenue from providing hosting and integration services and licensing the use of its technology platform to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable. Integration revenue was recognized when integration was completed and accepted by the customer. Monthly hosting fees are recognized when billed.

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd., i-Media, Ltd., Chunjie365 and Sonsi Inc. For all five companies, we provide e-commerce solutions with our US engineering team and outsourced personnel in Asia. We charge 4-GS, ZBL Cybermarketing and i-Media monthly minimum integration and hosting fees plus additional professional hourly fees for project management and consulting. The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011. Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media. From Chunjie365, we receive a revenue share of their e-commerce transactions. From Sonsi, we earn monthly minimum hosting fees plus hourly professional fees for additional integration services.

Results of Operation for the Fiscal Year ended December 31, 2011

Service Revenue

Service Revenues were $847,344 and $0 for the twelve months ended December 31, 2011 and 2010, respectively. The increase is due to recognizing revenue from our three customers.

Cost of Service

Cost of Service was $649,937 and $0 for the twelve months ended December 31, 2011 and 2010, respectively. The increase is due to the development, integration and hosting of e-commerce solutions for our three customers which was performed by an outsourced development team and overseen by the Company’s project management.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $1,204,250 and $276,538 for the twelve months ended December 31, 2011 and 2010, respectively. The increase is due to the development of our new e-commerce business, acquisition of new customers, and corporate restructuring.

Stock-based compensation:  Stock-based compensation expenses were $875,000 and $276,458 for the twelve months ended December 31, 2011 and 2010, respectively. The increase is due to our grant of new share options to our current and former CEO.

Interest Expense

Interest expense was $18,007 and $24,535 for the twelve months ended December 31, 2011 and 2010, respectively. The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $1,899,850 for the twelve months ended December 31, 2011 as compared to a net loss of $577,531 for the twelve months ended December 31, 2010. The increase is due to the development of our new e-commerce business, acquisition of new customers, and corporate restructuring.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 8. Financial Statements and Supplementary Data

SITOA GLOBAL INC.
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Balance Sheets at December 31, 2011 and 2010	F-3

Statements of Operations for year ended December 31, 2011 and 2010	F-4

Statements of Cash Flows for the year ended December 31, 2011 and 2010	F-5

Statements of Stockholders’ Deficit for the year ended December 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sitoa Global, Inc.

We have audited the accompanying balance sheet of Sitoa Global, Inc. (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sitoa Global, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California

March 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sinobiomed Inc

We have audited the consolidated balance sheets of Sinobiomed, Inc. (the “Company”) as of December 31, 2010 and December 31, 2009 and 2008, the related consolidated statement of stockholders’ deficit for the years ended December 31, 2010, 2009 and 2008, and the related statements of operations and cash flows for the years ended December 31, 2010 and December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses since commencement of operations, and has negative working capital and stockholders’ deficit which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.

Certified Public Accountants

7931 S Broadway, #314

Littleton, Co. 80122

March 30, 2011

SITOA GLOBAL INC.
Balance Sheets

	December 31	December 31
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$40,373	$200,176
Total current assets	40,373	200,176

Fixed assets, net	6,667	10,000

Total assets	$47,040	$210,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible debentures	$110,000	$-
Accounts payable and other accruals, including related party liabilities of $80,000 as of December 31, 2011 and $20,000 as of December 31, 2010	407,884	243,536
Interest payable	-	42,559
Shareholder loans	-	40,000
Total current liabilities	517,884	326,095

Convertible debentures	-	360,000
Total liabilities	517,884	686,095

Commitments and contingencies (Note 5)
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 26,871,131 shares as of December 31, 2011 and 10,815,469 shares as of December 31, 2010	53,742	21,631
Additional paid-in capital	34,417,162	32,892,007
Subscriptions received	442,674	95,014
Accumulated deficit	(35,384,422)	(33,484,571)
Total stockholders' deficit	(470,844)	(475,919)

Total liabilities and stockholders' deficit	$47,040	$210,176

The accompanying notes are an integral part of these financial statements.

SITOA GLOBAL INC.
Statements of Operations

	Year Ended December 31,
	2011	2010

Service Revenue	$847,344	$-
Cost of Service	649,937	-
Gross Profit	197,407	-

Operating Expenses
General and administrative	1,204,250	276,538
Stock-based compensation	875,000	276,458
Total Operating Expenses	2,079,250	552,996

Loss from Operations	(1,881,843)	(552,996)

Interest Expense	(18,007)	(24,535)
Loss before provisions for income taxes	(1,899,850)	(577,531)

Provision for income taxes	-	-
Net Loss	$(1,899,850)	$(577,531)
Net loss per common share - basic and fully diluted:

Net loss for the year	(0.14)	(0.06)

Weighted average number of basic and fully diluted common shares outstanding
	13,849,385	9,108,844

The accompanying notes are an integral part of these financial statements.

SITOA GLOBAL INC.
Statements of Cash Flows

	Year Ended December 31,
	2011	2010

Cash flows from operations:
Loss from continuing operations	$(1,899,850)	$(577,531)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,333	-
Imputed interest expense on shareholders' loans	-	2,124
Stock compensation expense	875,000	276,458
Issuance of common stock for services received	22,060	-
Conversion of interest on debt to equity	18,007	-
Issuance of common stock for license agreements	308,000	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	164,348	73,616
Interest payable	-	22,411
Net cash used in operations	(509,102)	(202,922)

Investment activities:
Collection of proceeds of disposition of subsidiary	-	200,000
Net cash used in investment activities	-	200,000

Financing activities:
Share subscriptions received	349,300	202,500
Finders fees paid	-	(19,080)
Net cash provided by financing activities	349,300	183,420

Net (decrease) / increase in cash	(159,802)	180,498

Cash, beginning of period	200,176	19,678
Cash, end of period	$40,373	$200,176

Non-cash transactions
Conversion of interest payable to equity	$60,566	$14,000
Conversion of convertible debenture to equity	$290,000	$-

The accompanying notes are an integral part of these financial statements.

SITOA GLOBAL INC.
Statements of Stockholders' Deficit

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2009	7,177,746	$ 14,356	$ 31,309,410	$ 1,013,870	$(32,907,040)	$(569,404)

Issue of shares in settlement of fees payable, shareholder loans and pursuant to private placements	1,737,500	3,475	1,212,895	(1,216,370)	-	-
Subscriptions received for shares	-	-	-	297,514	-	297,514
Shares issued pursuant to conversion of convertible debentures	1,900,000	3,800	110,200	-	-	114,000
Finders fees paid in cash	-	-	(19,080)	-	-	(19,080)
Stock-based compensation	-	-	276,458	-	-	276,458
Imputed interest on shareholders' loans	-	-	2,124	-	-	2,124
Net (loss) for the period	-	-	-	-	(577,531)	(577,531)

Balance December 31, 2010	10,815,469	$ 21,631	$ 32,892,007	$ 95,014	$(33,484,571)	$ (475,919)

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	11,850,000	23,700	308,000	214,360	-	546,060
Subscriptions received for shares	-	-	-	133,300	-	133,300
Shares issued pursuant to conversion of convertible debentures	4,205,662	8,411	342,155	-	-	350,566
Stock-based compensation	-	-	875,000	-	-	875,000
Net (loss) for the period	-	-	-	-	(1,899,851)	(1,899,851)

Balance December 31, 2011	26,871,131	$ 53,742	$ 34,417,162	$ 442,674	$(35,384,422)	$ (470,844)

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION – GOING CONCERN

The Company specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue shares. The Company currently hosts five existing e-commerce solutions and has recently entered into two partnership agreements to develop additional e-commerce solutions.

These financial statements of Sitoa Global Inc. (the “Company”), www.sitoaglobal.com, have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses during 2011 amounting to $1,899,850 and has negative working capital as of December 31, 2011, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its three customers and acquire additional customers that could engage the Company to develop and host e-commerce solutions for them. The Company expects to continue utilizing its efficient cost structure by sourcing personnel in Asia for servicing its customers. In order to accelerate the growth of the Company, it will also consider raising additional funding from investors.

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on leased hardware and software from third parties to offer its e-commerce solutions and services. Management believes that alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near-term. The Company currently has three customers who provide all of the Company’s recurring revenue. Loss of any one of these customers would have a significant impact on the Company’s revenue.

SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the one reportable segment online e-commerce solutions and service provider. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Estimated useful life of the computer equipment is 3 years.

RECLASSIFCATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

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

REVENUE RECOGNITION

The Company recognizes revenue from providing hosting and integration services and licensing the use of its technology platform to its customers. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable. We account for our multi-element arrangements, such as instances where we design a custom website and separately offer other services such as hosting, which are recognized over the period for when services are performed.

COST OF SERVICE

Cost of service results from sourcing technical and engineering personnel in Asia on an hourly or project basis in order to develop e-commerce solutions and provide ongoing hosting services to individual customers. The Company utilizes an outsourced staffing firm with offices in Hong Kong and China.

CAPITALIZATION OF SOFTWARE

The Company accounts for internal-use software and website development costs, including the development of its partner marketplaces in accordance with ASC 350-50 (Intangibles – Website cost). The Company capitalizes internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. It amortizes these costs over their estimated useful lives, which typically range between three to five years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle. Development cost of various platforms is being expensed. The Company cannot separate internal cost on a reasonably cost-effective basis between maintenance and upgrades, and cannot assess the ongoing value of its various projects, thus all project costs are expensed as such costs are incurred.

INCOME TAXES

Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operation. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheets.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation on Comprehensive Income. ASU 2011-05 provides guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity.

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. ACCOUNTS PAYABLE AND OTHER ACCRUALS

Accounts payable and other accruals consisted of the following:

	As of December 31,
	2011	2010
Accounts payable Related party liabilities	$319,626 $80,000	$97,128 $20,000
Accrued salaries	$8,258	$51,028
Professional fees payable	-	$75,380
	$407,884	$243,536

4. CONVERTIBLE DEBENTURES

On December 1, 2008, the Company issued an interest-free convertible debenture to a convertible note holder in the amount of $40,000 having a maturity date of November 30, 2012 and a conversion price of $0.04 per share.

On September 1, 2009, the Company issued an interest-free convertible debenture to a convertible note holder in the amount of $70,000 having a maturity date of August 31, 2013 and a conversion price of $0.04 per share.

5. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 250,000,000 shares with a par value of $0.002 each.

Debt-to-Equity Conversions

On March 18, 2011, the Company issued 533,333 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $53,333 in accrued and unpaid interest pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.10 per share.

On August 16, 2011, the Company issued 2,572,329 shares of our common stock to Accelera Ventures Ltd. with respect to the conversion of $7,234 in accrued and unpaid interest and of $250,000 in outstanding principal pursuant to the convertible debenture issued by the Company on November 11, 2008 in the amount of $250,000 at a conversion price of $0.10 per share.

On November 21, 2011, the Company issued 1,100,000 shares of our common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on June 30, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.

Employee Stock Option Plan

The Company has a stock option and incentive plan, the “Stock Option Plan”. The exercise price for all equity awards issued under the Stock Option Plan is based on the fair market value of the common share price which is the closing price quoted on the OTCQB on the last trading day before the date of grant. The stock options generally vest on a monthly basis over a two-year to three-year period, and have a five year life.

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives. An aggregate of 25,000,000 shares are authorized under the Stock Option Plan. As of December 31, 2011, there are 21,552,500 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2011 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2010	547,500	0.93	1.79	3.3	$0
Less: Options cancelled	100,000	1.20	1.20		$0
Plus: Options granted	3,000,000	0.30	0.60		$0
Options Outstanding, December 31, 2011	3,447,500	0.37	0.76	4.3	$0
Vested December 31, 2011	1,041,667	0.35	0.92	4.3	$0
Expected to vest December 31, 2011	2,208,333	0.31	0.68	4.4	$0

Expected to vest options outstanding as of December 31, 2011 will vest on a monthly basis as per executive employment agreements.

The fair value of the options granted in June 2011 was estimated at a value of $0.60 per share, and the fair value of the options granted in September, 2010 was estimated at a value of $0.14 per share. These estimates were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	December 31, 2011	December 31, 2010
Volatility:	320%	166%
Risk-free interest rate:	0.76%	2.06%
Dividend yield:	-	-
Expected lives (years):	3	5

As of December 31, 2011, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $1,508,333 net of estimated forfeitures. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 4.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Options outstanding as of December 31, 2011 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value

March 31, 2011	0.60	31,250	0.60	$87,500	$0
June 30, 2011	0.30-0.60	156,250	0.36	$162,500	$0
September 30, 2011	0.30-0.60	406,250	0.32	$312,500	$0
December 31, 2011	0.30-0.60	406,250	0.32	$312,500	$0

The stock-based compensation expense for the years ended December 31, 2011 and 2010 was as follows:

	As of December 31,
	2011	2010
General and administrative expense	$875,000	$276,458

The 3,447,500 options outstanding as of December 31, 2011 have a weighted average remaining contractual term of 4.2 years.

6. INCOME TAXES

The tax effects of temporary differences that give rise to significant components of the deferred tax assets are as follows:

2011
Deferred Tax Assets
Net operating loss carryforwards	367,017
Credit carryforwards
Fixed Assets & Intangibles
Accruals and Reserves	348,551
Total Deferred Tax Asset	715,568
Valuation Allowance	-715,568
Net Deferred Tax Assets	$-

Deferred Tax Liabilities
Property and Equipment	-
Other	-
Deferred Tax Liabilities	$-

The differences between the U.S. federal statutory income tax rate to the Company's effective tax are as follows:

Tax at Federal Statutory Rate	34.00%
State Taxes, Net of Federal Benefit	5.80%
Tax Credits
Permanent Book/Tax Differences
Change in Valuation Allowance	-39.80%
Other
Provision (Benefit) for Taxes	0.00%

The company's provision for income taxes consisted of the following:

Current
Federal	-
State	800
Foreign	-
Total Current Tax Expense (Benefit)	$800

Deferred
Federal	-
State	-
Foreign	-
Total Deferred Tax Expense (Benefit)	$-

Total Tax Expense (Benefit)	$800

The Company has not filed U.S. and state income tax returns from inception to 2010. As such, no net operating loss carryover is available for these years. In 2011, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $921,000 and $921,000, respectively, available to reduce future income subject to income taxes. If not utilized, the Company’s federal and state net operating loss carryforwards begin to expire in 2031 and 2031, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable; therefore, management has established a valuation allowance for all of the deferred tax assets.

The Company filed a U.S. income tax return for 2011 and adopted the provisions of ASC 740-10 on January 1, 2011. ASC 740-10 prescribes a comprehensive model of recognition, measurement, presentation and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a return. The cumulative effect of adopting ASC 740-10 resulted in no adjustment to retained earnings as of January 1, 2011. No liability related to uncertain tax positions is recorded on the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. There are no unrecognized tax benefits as of December 31, 2011.

The Company’s tax years from inception to 2011 will remain open for examination by federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

7. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals includes $80,000 of accrued salary due to the Company’s Chief Executive Officer as of December 31, 2011, compared to $20,000 of accrued salary to the Company’s Chief Executive Officer as of December 31, 2010.

8. CONCENTRATION OF CUSTOMERS

For the three twelve months ended December 31, 2011, we earned 27% of our service revenue from 4-GS, 21% from ZBL Cybermarketing, 21% from i-Media, 17% from Chunjie365, and 15% from Sonsi. We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

9. SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the one reportable segment online e-commerce solutions and service provider. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

The following is a summary of our revenues by geographic region based on customer location:

	Year Ended December 31,
Revenues by Geographic Region	2011	2010
United States	$125,006	-
Hong Kong	$577,403	-
China	$144,935	-

10. SUBSEQUENT EVENTS

On March 1, 2012, Mr. Cal Lai resigned as the Company’s President, Chief Executive Officer and Director, effective immediately.

On March 1, 2012, the Board of Directors of the Company appointed Mr. George Yu, the Company’s Chief Financial Officer, to also serve as the Company’s President and Chief Executive Officer, effective immediately.

On March 1, 2012, the Board of Directors of the Company appointed Mr. James Wang as a new Director of the Company, effective immediately.

On March 1, 2012, the Company and Sitoa Corporation entered into a Rescission and Termination Agreement, pursuant to which the parties agreed to rescind and terminate each of the Software License Agreement and the Revenue Interest Agreement.

On March 13, 2011, the Company issued 1,000,000 shares of its common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on December 1, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.

Item 9. Changes AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 14, 2011, we dismissed Schumacher & Associates, Inc. as our independent registered public accounting firm. On the same date, the Audit Committee Chair approved and authorized the engagement of the accounting firm of Burr Pilger Mayer, Inc. as our new independent registered public accounting firm.

Schumacher & Associates, Inc.’s (“S&A”) report on our financial statements dated March 31, 2011 for the two most recent fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that S&A’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent fiscal years ended December 31, 2010 and 2009 through the effective date of dismissal on April 14, 2011, there were no disagreements, resolved or not, with S&A on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of S&A would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

Item 9A(T). Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of George Yu, our Chief Executive and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2011.

Annual Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weakness set forth in item (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have

1.                  appointed Dennis Schmal as Chairman of our board of directors and Corporate Secretary, and we have

2.                  appointed James Wang as additional outside director to our board of directors and audit committee. We expect that the resulting fully functioning audit committee will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Except for the foregoing, there have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 15, 2012:

Name	Age	Positions and Offices Held
George Yu	39	President and Chief Executive Officer and a Director
Oliver Twombly	44	Chief Operating Officer
Dennis Schmal	64	Director and Secretary
James Wang	48	Director

George Yu (age 39) has been the President and Chief Executive Officer of the Company since March 1, 2012, and has served as a director since January 2011. Mr. Yu has over 15 years of management and corporate development experience, including as Chief Executive Officer of the Company from September 2010 to June 2011 and Chief Financial Officer from June 2011 to February 2012. Prior to joining the Company he served, from September 2009 to August 2010, as the Managing Partner, Bay2Peak S.A., a financial advisory and investment management firm, and from September 2005 to August 2009, as the Managing Partner of Bay2Peak Strategies, Ltd., a financial advisory and investment management firm, where he was responsible in both instances for the sourcing and execution of transactions, including financings, mergers and acquisitions, and investor relations. Prior to that, Mr. Yu served in various operational management and consulting roles and has worked with small-cap hedge and venture capital funds in emerging markets and investment banking at Lehman Brothers. Mr. Yu holds a Bachelor of Science Degree from the University of Tuebingen, Germany, and a Masters in Business Administration, magna cum laude, in Finance and Economics from Columbia Business School.

Oliver Twombly (age 44) has been the Chief Operating Officer of the Company since March 1, 2012. He had been an entrepreneur-in-residence at Soconison Technology Ventures, a venture capital firm focused on technology, media and telecom investments, from 2004 until 2012. He is an active member of the open source community having worked with Linus Torvalds, the creator of Linux in the 90s and since then, acts as a point man to many open source projects. He was one of the early engineers at Autodesk and also Silicon Graphics. Mr. Tombly attended Massachusetts Institute of Technology.

Dennis Schmal (age 64) has been a member of our Board of Directors since November 2, 2011, and serves as the Chairman of the Board and Corporate Secretary.  Mr. Schmal previously was a partner at Arthur Andersen, where he worked from 1972 through 1999, when he retired. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds a CPA certificate (retired).  Mr. Schmal was responsible at Andersen for leading hundreds of audits and consulting projects for a variety of enterprises over several decades. Since his retirement from Andersen, Mr. Schmal has served on the boards of directors of approximately 15 business entities, including both public and private companies.  He currently serves on the boards of directors of Merriman Holdings, Inc. (2003), Wells Fargo Hedge Funds (2008) and Genworth Financial GuideMark Mutual Funds (2007), all of which are public reporting entities.  He also serves as Chairman of the Board of Pacific Metrics Corporation (2006), a private company.  In the last five years, he has also completed service on the boards of directors of Varian Semiconductor and Northbay Bancorp, both public companies, before both companies were sold and merged out of existence.  He serves as the “audit committee finance expert” on all the public entity boards on which he has served.  Mr. Schmal holds a B.S. with summa cum laude honors in business administration with a focus on finance and accounting from California State University, Fresno.

James Wang (age 48) has been a director of the Company since March 1, 2012 and has been Managing Director of Soconison Technology Ventures, a venture capital firm focused on technology, media and telecom investments, since October 2003. He is a twenty-five year veteran of technology investing and entrepreneurship and began his career at First Boston as a NASDAQ trader in fledgling companies, incl. Intel, Apple Computer, Microsoft and Lotus Development. He later transitioned to technology investment banking where he arranged over $800 million in funding for companies in semiconductors, data storage and programmable logic. Since the mid-1990's Mr. Wang has worked in Silicon Valley as an angel investor and has also started several companies, including a micro storage device company which was sold to Maxtor, and a Storage Area Networking company that was sold to Lucent. He holds a MS in Computer Science from MIT and a MBA from UCLA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

Code of Ethics

At the present time, the Company has not adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Dennis Schmal, James Wang and George Yu. Mr. Schmal is the Chairman of the Audit Committee. Mr. Yu is considered an interested member of the audit committee as Mr. Yu is the President and CEO of the Company.

The Company adopted an Audit Committee Charter and Audit Committee Procedures for Whistleblowers on May 22, 2007, which were filed as exhibits 99.1 and 99.2 to the Form 10-QSB filed with the SEC via EDGAR on August 14, 2007, and are incorporated by reference herein.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Yu President, CEO & Director	2011 2010	- -	- -	- -	$325,000 $108,333	$60,000 $20,000	- -	$385,000 $128,333
Oliver Tombly COO	2011	-	-	-	-	-	-	-
Cal Lai Former President, CEO & Director	2011	$14,000	-	-	$525,000	$56,000	-	$595,000

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2011 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

The Company entered into an executive employment agreement with Mr. Yu, dated as of September 1, 2010, pursuant to which, the Company is obligated to pay Mr. Yu an initial monthly base salary of $5,000, which will be increased to a monthly base salary of $10,000 per month if the Company raises at least $1,000,000 in aggregate financing during the 24-month term of his employment.  To December 31, 2011 the Company has accrued but not paid the $80,000 earned to date by Mr. Yu. The Company also granted Mr. Yu a five-year option to purchase 250,000 restricted shares of the Company’s common stock under the Company’s 2006 Stock Option and Incentive Plan. The option is exercisable at a per share price of $0.60 per share and vests on a monthly basis, over a 24-month period, commencing on September 1, 2010.

On March 1, 2012, the Company entered into a consulting agreement with Mr. Tombly in connection with his appointment as the Company’s Chief Operating Officer, pursuant to which, Mr. Tombly receives a salary of $5,000 per month.

On June 9, 2011, the Company entered into an employment agreement with Mr. Lai in connection with his appointment as the Company’s President and Chief Executive Officer, pursuant to which, Mr. Lai was paid a monthly salary of $10,000. Mr. Lai also received a five-year option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share that was vesting in equal monthly portions over a 24-month period. Mr. Lai resigned as the Company’s President, CEO and Director on March 1, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2011:

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Cal Lai Former President, CEO & Director	875,000	2,125,000	Nil	$0.30	June 9, 2016
George Yu CFO	166,667	83,333	Nil	$0.60	September 1, 2015

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2011 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dennis Schmal	-	-	-	-	-	-

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information as of March 15, 2012 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is in care of Sitoa Global Inc., 2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303.

As of the Determination Date, there are 28,246,131 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
George Yu	President, CEO and Director	218,750(2)	(*)
Dennis Schmal	Director	-	-
James Wang	Director	6,000,000(3)	21.7%
Soconison Technology Ventures	Shareholder	6,000,000	21.7%
Bay2Peak S.A.	Shareholder	5,000,000	18.0%
Dennis Kam Thai Leong	Shareholder	5,453,885(4)	19.7%
Accelera Ventures Ltd.	Shareholder	3,805,662(5)	13.7%
Accelera Evolution Limited	Shareholder	1,598,223(6)	5.8%
Directors and Officers as a group (3 persons)		6,718,750 (7)	24.2%

Notes:

(*) Indicates less than 1%.

(1)	Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.
(2)	This figure includes 197,917 stock options which have already vested and 20,833 stock options which will vest within 60 days of the Determination Date.
(3)	This figure includes 6,000,000 shares owned by Soconison Technology Ventures, which are deemed to be indirectly controlled by Mr. Wang in his capacity as a Managing Director of the entity.
(4)	This figure includes 50,000 shares directly owned by Mr. Leong, 3,805,662 shares and 1,598,223 shares owned by Accelera Ventures Ltd. and Accelera Evolution Limited, respectively, which are deemed to be indirectly owned and controlled by Mr. Leong in his capacity as a director of each entity.
(5)	These shares are deemed to be indirectly owned and controlled by Mr. Dennis Kam Thai Leong in his capacity as a director of Accelera Ventures Ltd.
(6)	These shares are deemed to be indirectly owned and controlled by Mr. Dennis Kam Thai Leong in his capacity as a director of Accelera Evolution Limited.
(7)	This figure includes 500,000 shares owned directly and indirectly by the current directors and executive officers as well as 197,917 stock options with have already vested and 20,833 stock options which will vest within 60 days of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity SecuritiesSecurities Authorized for Issuance Under Equity Compensation Plans” above.

Item 13. Certain Relationships And Related Transactions, and Director independence

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2010 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

None.

Item 14. Principal Accountant Fees And Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2011	$95,000	-	-	-
2010	$95,500	-	-	-

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

Audit Committee’s Pre-Approval Practice

Our audit committee pre-approves all audit services to be performed by our independent registered public auditor.

Part IV

Item 15. Exhibits, Financial Statements

Financial Statements

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form SB-2 of the Company filed on September 19, 2005)
3.2	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form 10K of the Company filed on March 28, 2007)
3.3	Certificate of Amendment to the Certificate of Incorporation of Sinobiomed, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-Q of the Company Filed on August 15, 2011)
4.1	Share Purchase Warrant Certificate for up to 300,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on August 8, 2008)
4.2	Share Purchase Piggyback Warrant Certificate for up to 600,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on August 8, 2008)
4.3	Share Purchase Warrant Certificate for up to 750,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company filed on November 19, 2008)
4.4	Share Purchase Piggyback Warrant Certificate for up to 1,500,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company filed on November 19, 2008)
10.1	Extension Agreement between CDoor Corp., Wanxing Bio-Technology Limited and all the Shareholders of Wanxin Bio-Technology Limited, dated effective January 4, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.2	Share Purchase Agreement between CDoor Corp., Wanxin Bio-Technology Limited and all the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K/A-1 of the Company filed on January 16, 2007)

10.3	Settlement Agreement between Shanghai Wanxing and the Agriculture Bank of China, Shanghai Wujiaochang Branch, dated September 15, 2006 (incorporated by reference to Exhibit 10.24 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.4	Settlement Agreement between Shanghai Wanxing and the Industrial and Commercial Bank Pudong Branch, dated October 25, 2006 (incorporated by reference to Exhibit 10.25 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.5	Settlement Agreement between Shanghai Wanxing and the Shenzhen Development Bank Shanghai Lujiazui Branch, dated October 25, 2006 (incorporated by reference to Exhibit 10.26 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.6	Settlement Agreement between Shanghai Wanxing and China Construction Bank Shanghai Yangpu Branch, dated October 24, 2006 (incorporated by reference to Exhibit 10.27 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.7	Settlement Agreement dated April 3, 2008, between Shanghai Wanxing and the China Construction Bank Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 21, 2008)
10.8	Settlement Agreement dated April 8, 2008, between Shanghai Wanxing and the Industrial Bank Co., Ltd., Shanghai branch (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on April 21, 2008
10.9	Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 8, 2008)
10.10	Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on November 19, 2008)
10.11	Amendment Agreement, between Sinobiomed Inc. and Accelera Evolution Limited, dated April 20, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 28, 2010)
10.12	Executive Employment Agreement, dated September 1, 2010, by and between Sinobiomed Inc. and Mr. George Yu (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 9, 2010)
10.13	Asset Purchase Agreement, dated December 10, 2010, between Sinobiomed Inc. and Keychain, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on December 15, 2010)
10.14	Purchase and Sale Agreement, dated December 17, 2010, between Sinobiomed, Inc., China Nonferrous Metals Resource Geological Survey Inc. and Wanxin Bio-Technology Limited. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2010)
10.15	Settlement and Conversion of Debt Letter Agreement between Michael Tan and Sinobiomed Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Company on January 5, 2011)
10.16	Stock Option Agreement, dated September 1, 2010, by and between, Sinobiomed Inc. and Mr. George Yu. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 9, 2010)
10.17	Binding Letter of Intent, dated April 5, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on April 5, 2011)
10.18	General Security Agreement between Sinobiomed Inc. and R. Douglas Smith, dated November 17, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 10-Q filed on May 23, 2011)
10.19	Software Licensing Agreement, dated June 7, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 8, 2011)

10.20	Executive Employment Agreement, dated June 9, 2011, between Sinobiomed Inc. and Cal Lai. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 15, 2011)
10.21	Subscription Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.22	Securities Purchase Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.23	Revenue Interest Agreement, dated July 1, 2011, between Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.24	Rescission and Termination Agreement, dated March 1, 2012, by and between, Sitoa Global, Inc. and Sitoa Corporation (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 5, 2012)
31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350

Notes:

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2012.

SITOA GLOBAL INC. (Registrant)
By:
/s/ George Yu
George Yu
President and Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ George Yu George Yu	President and Chief Executive and Chief Financial Officer	March 27, 2012

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form SB-2 of the Company filed on September 19, 2005)
3.2	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form 10K of the Company filed on March 28, 2007)
3.3	Certificate of Amendment to the Certificate of Incorporation of Sinobiomed, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-Q of the Company filed on August 15, 2011)
4.1	Share Purchase Warrant Certificate for up to 300,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on August 8, 2008)
4.2	Share Purchase Piggyback Warrant Certificate for up to 600,000 common shares of Sinobiomed Inc. issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on August 8, 2008)
4.3	Share Purchase Warrant Certificate for up to 750,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company filed on November 19, 2008)
4.4	Share Purchase Piggyback Warrant Certificate for up to 1,500,000 common shares of Sinobiomed Inc. issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company filed on November 19, 2008)
10.1	Extension Agreement between CDoor Corp., Wanxing Bio-Technology Limited and all the Shareholders of Wanxin Bio-Technology Limited, dated effective January 4, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.2	Share Purchase Agreement between CDoor Corp., Wanxin Bio-Technology Limited and all the shareholders of Wanxin Bio-Technology Limited, dated December 21, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.3	Settlement Agreement between Shanghai Wanxing and the Agriculture Bank of China, Shanghai Wujiaochang Branch, dated September 15, 2006 (incorporated by reference to Exhibit 10.24 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.4	Settlement Agreement between Shanghai Wanxing and the Industrial and Commercial Bank Pudong Branch, dated October 25, 2006 (incorporated by reference to Exhibit 10.25 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.5	Settlement Agreement between Shanghai Wanxing and the Shenzhen Development Bank Shanghai Lujiazui Branch, dated October 25, 2006 (incorporated by reference to Exhibit 10.26 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.6	Settlement Agreement between Shanghai Wanxing and China Construction Bank Shanghai Yangpu Branch, dated October 24, 2006 (incorporated by reference to Exhibit 10.27 of Form 8-K/A-1 of the Company filed on January 16, 2007)
10.7	Settlement Agreement dated April 3, 2008, between Shanghai Wanxing and the China Construction Bank Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 21, 2008)
10.8	Settlement Agreement dated April 8, 2008, between Shanghai Wanxing and the Industrial Bank Co., Ltd., Shanghai branch (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on April 21, 2008
10.9	Convertible Debenture of Sinobiomed Inc. in the principal sum of $100,000 issued to Accelera Evolution Limited (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 8, 2008)
10.10	Convertible Debenture of Sinobiomed Inc. in the principal sum of $250,000 issued to Accelera Ventures Ltd. (incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on November 19, 2008)

10.11	Amendment Agreement, between Sinobiomed Inc. and Accelera Evolution Limited, dated April 20, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 28, 2010)
10.12	Executive Employment Agreement, dated September 1, 2010, by and between Sinobiomed Inc. and Mr. George Yu (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 9, 2010)
10.13	Asset Purchase Agreement, dated December 10, 2010, between Sinobiomed Inc. and Keychain, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on December 15, 2010)
10.14	Purchase and Sale Agreement, dated December 17, 2010, between Sinobiomed, Inc., China Nonferrous Metals Resource Geological Survey Inc. and Wanxin Bio-Technology Limited. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2010)
10.15	Settlement and Conversion of Debt Letter Agreement between Michael Tan and Sinobiomed Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Company on January 5, 2011)
10.16	Stock Option Agreement, dated September 1, 2010, by and between, Sinobiomed Inc. and Mr. George Yu. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 9, 2010)
10.17	Binding Letter of Intent, dated April 5, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on April 5, 2011)
10.18	General Security Agreement between Sinobiomed Inc. and R. Douglas Smith, dated November 17, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 10-Q filed on May 23, 2011)
10.19	Software Licensing Agreement, dated June 7, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 8, 2011)
10.20	Executive Employment Agreement, dated June 9, 2011, between Sinobiomed Inc. and Cal Lai. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 15, 2011)
10.21	Subscription Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.22	Securities Purchase Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.23	Revenue Interest Agreement, dated July 1, 2011, between Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on July 6, 2011)
10.24	Rescission and Termination Agreement, dated March 1, 2012, by and between, Sitoa Global, Inc. and Sitoa Corporation (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 5, 2012)
31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350

Notes:

*	Filed herewith