Form 10-Q
period 2012-03-31
Sitoa Global Inc.
filed 2012-05-09
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2012
Common stock, $0.002 par value	28,246,131

1

TABLE OF CONTENTS

Part I - Financial Information
		Page
Item 1	Financial Statements	F-1 -- F-7
Item 2	Management's Discussion and Analysis or Plan of Operation	4
Item 3	Quantitative and Qualitative Disclosure About Market Risk	10
Item 4	Controls and Procedures	10

Part II - Other Information
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	12
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3	Compensation of Directors	12
Item 4	Exhibits	12
Signatures		13

2

SITOA GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet at March 31, 2012 (unaudited) and December 31, 2011	F-1

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

3

SITOA GLOBAL INC.
Condensed Balance Sheets

	March 31	December 31
	2012	2011
	(Unaudited)	(I)

ASSETS

Current assets
Cash and cash equivalents	$58,557	$40,373
Total current assets	58,557	40,373

Fixed assets, net	5,833	6,667

Total assets	$64,390	$47,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$70,000	$110,000
Accounts payable and other accruals, including related party liabilities of $95,000 as of March 31, 2012 and $80,000 as of December 31, 2011	414,230	407,884
Total current liabilities	484,230	517,884

Total liabilities	484,230	517,884

Commitments and contingencies (Note 5)
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 28,246,131 shares as of March 31, 2012 and 26,871,131 shares as of December 31, 2011	56,492	53,742
Additional paid-in capital	34,692,662	34,417,162
Subscriptions received	461,874	442,674
Accumulated deficit	(35,630,868)	(35,384,422)
Total stockholders' deficit	(419,840)	(470,844)

Total liabilities and stockholders' deficit	$64,390	$47,040

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
The accompanying notes are an integral part of these condensed financial statements

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Service Revenue	$812,530	$-
Cost of Service	588,100	-
Gross Profit	224,430	-

Operating Expenses
General and administrative	232,542	74,661
Depreciation	833	-
Stock-based compensation (Note 3)	237,500	81,250
Total Operating Expenses	470,875	155,911

Loss from Operations	(246,445)	(155,911)

Interest Expense	-	(10,774)
Loss before provisions for income taxes	(246,445)	(166,685)

Provision for income taxes	-	-
Net Loss	$(246,445)	$(166,685)

Net loss per common share - basic and fully diluted:
Net loss for the year	(0.01)	(0.02)

Weighted average number of basic and fully diluted common shares outstanding
	27,393,109	9,108,844

The accompanying notes are an integral part of these condensed financial statements

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(246,445)	$(166,685)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	833	-
Stock compensation expensed	237,500	81,250
Changes in operating assets and liabilities:
Prepaids	-	(10,663)
Accounts payable and other accruals	6,346	(85,380)
Interest payable	-	10,774
Net cash used in operations	(1,766)	(170,704)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	19,950	-
Finders fees paid	-	-
Net cash provided by financing activities	19,950	-

Net increase / (decrease) in cash	18,184	(170,704)

Balances per prior period balance sheet	40,373	200,176
Ending balances	$58,557	$29,472

Non-cash transactions
Conversion of interest payable to equity	$-	$53,333
Conversion of convertible debenture to equity	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements

Part I – Financial Information

 Item 1. Financial Statements

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

The Company experienced losses amounting to $2,146,296 since January 1, 2011 and has negative working capital as of March 31, 2012, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its five customers and acquire additional customers that could engage the Company to develop and host e-commerce solutions for them. The Company expects to continue utilizing its efficient cost structure by sourcing personnel in Asia for servicing its customers. In order to accelerate the growth of the Company, it will also consider raising additional funding from investors.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

COST OF SERVICE

Cost of service results from sourcing technical and engineering personnel in Asia on an hourly or project basis in order to develop e-commerce solutions and provide ongoing hosting services to individual customers. The Company utilizes an outsourced staffing firm with offices in China.

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

Debt-to-Equity Conversions

On March 13, 2012, the Company issued 1,000,000 shares of its common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on December 1, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives. An aggregate of 25,000,000 shares are authorized under the Stock Option Plan. As of March 31, 2012, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the three months ended March 31, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.77	4.3	$0
Less: Options canceled	3,037,500	0.31	0.60		$0
Options Outstanding, March 31, 2012	410,000	0.83	2.02	2.8	$0
Vested March 31, 2012	197,917	0.60	2.80	3.4	$0
Expected to vest March 31, 2012	52,083	0.60	2.80	3.4	$0

Expected to vest options outstanding as of March 31, 2012 will vest on a monthly basis as per executive employment agreement.

As of March 31, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $145,833 net of estimated forfeitures. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 0.4 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Options outstanding as of March 31, 2012 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value

March 31, 2012	0.30-0.60	281,250	0.33	$237,500	$0

The 410,000 options outstanding as of March 31, 2012 have a weighted average remaining contractual term of 2.8 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals includes $95,000 of accrued salary due to the Company’s Chief Executive Officer as of March 31, 2012, compared to $80,000 of accrued salary to the Company’s Chief Executive Officer as of December 31, 2011.

5. CONCENTRATION OF CUSTOMERS

For the three months ended March 31, 2012, we earned 43% of our service revenue from 4-GS, 17% from ZBL Cybermarketing, 14% from i-Media, 17% from Chunjie365, and 9% from Sonsi. We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

·        dependence on key personnel;

·        competitive factors;

·        degree of success of research and development programs;

·        the operation of our business; and

·        general economic conditions in the United States and Asia-Pacific Region.

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
4

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

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2011 have issued a going concern opinion as per our most recent Form 10-K.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  We believe that we can participate in the growth of e-commerce and social media as a provider of e-commerce solutions and services. We believe that we have established a viable business model with multiple customers and a technology base that can further grow through referrals and business development activities. Our other source for cash at this time is investments by others in the Company.  We may need to raise cash to fully implement our projects and stay in business.

On March 31, 2012, we had a working capital deficit of $425,673 compared with a working capital deficit of $477,511 on December 31, 2011. The decrease is due to an increase in cash and cash equivalents, and reduction of current liabilities. Operating activities used $1,766 in cash in the three months ended March 31, 2012.  Investing activities in the three months ended March 31, 2012 used zero.  Financing activities provided $19,950 in the three months ended March 31, 2012.

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

9

Results of Operation

Service Revenue

Service Revenues were $812,530 and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase is due to recognizing revenue from our five customers.

Cost of Service

Cost of Service was $588,100 and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase is due to the development and hosting of e-commerce solutions for our customers which were performed by an outsourced development team and overseen by the Company’s project management.

Operating Expenses

General and administrative:  General and administrative expenses were $232,542 and $74,661 for the three months ended March 31, 2012 and 2011, respectively. The increase is due to servicing of our customers and business development activities.

Stock-based compensation:  Stock-based compensation expenses were $237,500 and $81,250 for the three months ended March 31, 2012 and 2011, respectively. The increase is due to vesting of share options of our former CEO.

Interest Expense

Interest expense was $0 and $10,774 for the three months ended March 31, 2012 and 2011, respectively. The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $246,445 for the three months ended March 31, 2012 as compared to a net loss of $166,685 for the three months ended March 31, 2011. The increase is primarily due to vesting of share options of our former CEO.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company” (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-415(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

10

Part II – Other Information

Item 1. Legal Proceedings

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

11

Item 1A. Risk Factors

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities

On March 28, 2012, the Company entered into a Securities Purchase Agreement to issue 1,250,000 shares of its common stock in a private placement with Dennis Schmal, a Director of the Board, for aggregate proceeds of $50,000, or $0.04 per share. The issuance of shares to the investor will be made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

Item 3. COMPENSATION OF DIRECTORS

On March 13, 2012, the Company granted Dennis Schmal, a Director of the Board, 500,000 restricted shares of its common stock as board compensation. The restricted shares will vest ratably in two installments on September 12, 2012 and March 12, 2013, subject to Mr. Schmal’s continued board membership.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITOA GLOBAL INC.
May 9, 2012	/s/ George Yu George Yu President, Chief Executive and Financial Officer (Principal Executive Officer)

13

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
14