Form 10-Q
period 2012-08-08
Sitoa Global Inc.
filed 2012-08-08
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2012
Common stock, $0.002 par value	38,537,798

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II – Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities

Item 3. Exhibits

Part I – Financial Information

Item 1. Financial Statements

SITOA GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet at June 30, 2012 (unaudited) and December 31, 2011	1

Condensed Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited)	2

Condensed Statements of Cash Flows for the three months ended June 30, 2012 and 2011 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4

SITOA GLOBAL INC.
Condensed Balance Sheets

	June 30	December 31
	2012	2011
	(Unaudited)	(I)

ASSETS

Current assets
Cash and cash equivalents	$143,286	$40,373
Total current assets	143,286	40,373

Fixed assets, net (Note 2)	5,000	6,667

Total assets	$148,286	$47,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$70,000	$110,000
Accounts payable and other accruals, including related party liabilities of $110,000 as of June 30, 2012 and $80,000 as of December 31, 2011	429,230	407,884
Total current liabilities	499,230	517,884

Total liabilities	499,230	517,884

Commitments and contingencies (Note 5)
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 29,996,131 shares as of June 30, 2012 and 26,871,131 shares as of December 31, 2011	59,992	53,742
Additional paid-in capital	34,799,162	34,417,162
Subscriptions received	509,374	442,674
Accumulated deficit	(35,719,472)	(35,384,422)
Total stockholders' deficit	(350,944)	(470,844)

Total liabilities and stockholders' deficit	$148,286	$47,040

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$959,409	$-	$1,771,939	$-
Cost of Service	768,045	-	1,356,145	-
Gross Profit	191,364	-	415,794	-

Operating Expenses
General and administrative	191,635	78,891	424,177	153,552
Depreciation	833	1,666	1,667	1,666
Stock-based compensation (Note 3)	87,500	138,750	325,000	220,000
Total Operating Expenses	279,968	219,307	750,844	375,218

Loss from Operations	(88,604)	(219,307)	(335,050)	(375,218)

Interest Expense	-	(5,000)	-	(15,774)
Loss before provisions for income taxes	(88,604)	(224,307)	(335,050)	(390,992)

Provision for income taxes	-	-	-	-
Net Loss	$(88,604)	$(224,307)	$(335,050)	$(390,992)

Net loss per common share - basic and fully diluted:	(0.00)	(0.02)	(0.01)	(0.03)

Weighted average number of basic and fully diluted common shares outstanding
	29,130,747	13,722,206	28,261,928	12,315,062

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(335,050)	$(390,992)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,667	1,666
Stock compensation expensed	325,000	220,000
Board compensation expensed	20,000	-
Changes in operating assets and liabilities:
Prepaids	-	(10,663)
Accounts payable and other accruals	21,346	(30,460)
Interest payable	-	15,774
Net cash generated in operations	32,963	(194,675)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	69,950	-
Finders fees paid	-	-
Net cash provided by financing activities	69,950	-

Net increase / (decrease) in cash	102,913	(194,675)

Balances per prior period balance sheet	40,373	200,176
Ending balances	$143,286	$5,501

Non-cash transactions
Conversion of interest payable to equity	$-	$53,333
Conversion of convertible debenture to equity	$40,000	$-

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue shares. The Company currently hosts six existing e-commerce solutions and has recently entered into another partnership agreement to develop additional e-commerce solutions.

These financial statements of Sitoa Global Inc. (the “Company”), www.sitoaglobal.com, have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses amounting to $2,234,900 since January 1, 2011 and has negative working capital as of June 30, 2012, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any interim or future period.

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on leased hardware and software from third parties to offer its e-commerce solutions and services. Management believes that alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near-term. The Company currently has five customers who provide all of the Company’s recurring revenue. Loss of any one of these customers would have a significant impact on the Company’s revenue.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives. An aggregate of 25,000,000 shares are authorized under the Stock Option Plan. As of June 30, 2012, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the six months ended June 30, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.77	4.3	$0
Less: Options canceled	3,037,500	0.31	0.60		$0
Options Outstanding, June 30, 2012	410,000	0.83	2.02	2.6	$0
Vested June 30, 2012	229,167	0.60	2.80	3.2	$0
Expected to vest June 30, 2012	20,833	0.60	2.80	3.2	$0

Expected to vest options outstanding as of June 30, 2012 will vest on a monthly basis as per executive employment agreement.

As of June 30, 2012, total compensation cost related to unvested stock-based awards granted to employees, but not yet recognized, was $58,333 net of estimated forfeitures. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 0.17 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

Options outstanding as of June 30, 2012 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value

March 31, 2012	0.30-0.60	281,250	0.33	$237,500	$0
June 30, 2012	0.60	31,250	0.60	$87,500	$0

The 410,000 options outstanding as of June 30, 2012 have a weighted average remaining contractual term of 2.6 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals includes $110,000 of accrued salary due to the Company’s Chief Executive Officer as of June 30, 2012, compared to $80,000 of accrued salary to the Company’s Chief Executive Officer as of December 31, 2011.

5. CONCENTRATION OF CUSTOMERS

For the six months ended June 30, 2012, we earned 41% of our service revenue from 4-GS, 18% from ZBL Cybermarketing, 19% from i-Media, 14% from Chunjie365, and 8% from Sonsi. We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

6. SUBSEQUENT EVENTS

On July 31, 2012, the Company issued 3,333,333 shares of the Company’s common stock in an offshore transaction to a division of China International Trust and Investment Corporation (“CITIC”) in connection with a strategic partnership agreement, under which CITIC licensed the Company’s software technology to expand select Business-to-Business (“B2B”) marketplaces. In exchange, CITIC paid the Company an upfront, non-refundable licensing fee of US$500,000 and will pay an ongoing ‘per-transaction’ fee or revenue share contingent on the B2B platform being acceptable to participants. The issuance of the shares was an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On July 31, 2012, the Company issued 3,333,333 shares of common stock in an offshore transaction to an investor, in exchange for aggregate proceeds of $500,000, or $0.15 per share. This issuance of shares in the offshore transaction was pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On July 31, 2012, the Company issued 1,875,000 shares of common stock to IRG Limited (“Financial Advisor”) as consideration for its financial advisory services to the Company. The issuance to the Financial Advisor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs;
•	the operation of our business; and
•	general economic conditions in the United States and Asia-Pacific Region.

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

Recent Developments

The Company has recently entered into a strategic partnership agreement with a division of China International Trust and Investment Corporation (CITIC). CITIC will utilize the Company’s software technology and catalog management system to develop and expand its evolving Business-to-Business (“B2B”) trading platform. CITIC is a large state-owned multinational conglomerate of the People's Republic of China, established in 1979. It is one of the largest diversified conglomerates in Asia with a balanced development of both financial and non-financial businesses across forty-four subsidiaries. CITIC was enlisted in the Fortune Global 500 for the third consecutive year in 2011, ranking 221st

Liquidity and Capital Resources

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

On June 30, 2012, we had a working capital deficit of $355,944 compared with a working capital deficit of $477,511 on December 31, 2011. The decrease is due to an increase in cash and cash equivalents, and reduction of current liabilities. Operating activities generated $32,963 in cash in the six months ended June 30, 2012.  Investing activities in the six months ended June 30, 2012 used zero.  Financing activities provided $69,950 in the six months ended June 30, 2012.

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

Results of Operation

Service Revenue

Service Revenues were $959,409 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $1,771,939 and $0 for the six months ended June 30, 2012 and 2011, respectively. The increase is due to recognizing revenue from our five customers.

Cost of Service

Cost of Service was $768,045 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $1,356,145 and $0 for the six months ended June 30, 2012 and 2011, respectively. The increase is due to the development and hosting of e-commerce solutions for our customers which were performed by an outsourced development team and overseen by the Company’s project management.

Operating Expenses

General and administrative:  General and administrative expenses were $191,635 and $78,891 for the three months ended June 30, 2012 and 2011, respectively, and $424,177 and $153,552 for the six months ended June 30, 2012 and 2011, respectively. The increase is due to servicing of our customers and business development activities.

Stock-based compensation:  Stock-based compensation expenses were $87,500 and $138,750 for the three months ended June 30, 2012 and 2011, respectively, and $325,000 and $220,000 for the six months ended June 30, 2012 and 2011, respectively. The increase during the six months ended June 30, 2012 is due to vesting of share options of our former CEO, and the decrease during the three months ended June 30, 2012 is due to cancellation of those share options in connection with the resignation of our former CEO.

Interest Expense

Interest expense was $0 and $5,000 for the three months ended June 30, 2012 and 2011, respectively, and $0 and $15,774 for the six months ended June 30, 2012 and 2011, respectively. The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $88,604 and $224,307 for the three months ended June 30, 2012 and 2011, respectively, and $335,050 and $390,992 for the six months ended June 30, 2012 and 2011, respectively. The decrease is due to recognizing revenue from our five customers.

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

Item 2. Unregistered Sales of equity securities

On July 31, 2012, the Company issued 3,333,333 shares of the Company’s common stock in an offshore transaction to a division of China International Trust and Investment Corporation (“CITIC”) in connection with a strategic partnership agreement, under which CITIC licensed the Company’s software technology to expand select Business-to-Business (“B2B”) marketplaces. In exchange, CITIC paid the Company an upfront, non-refundable licensing fee of US$500,000 and will pay an ongoing ‘per-transaction’ fee or revenue share contingent on the B2B platform being acceptable to participants. The issuance of the shares was an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On July 31, 2012, the Company issued 3,333,333 shares of common stock in an offshore transaction to an investor, in exchange for aggregate proceeds of $500,000, or $0.15 per share. This issuance of shares in the offshore transaction was pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts (as defined in Regulation S) in the United States in connection with the sale of the securities and the investors represented that it was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person. The investors also acknowledged that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or are exempt from the registration requirements of the Securities Act.

On July 31, 2012, the Company issued 1,875,000 shares of common stock to IRG Limited (“Financial Advisor”) as consideration for its financial advisory services to the Company. The issuance to the Financial Advisor was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3. Exhibits

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

SITOA GLOBAL INC.
August 8, 2012	/s/ George Yu George Yu President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.