Form 10-Q
period 2012-09-30
Sitoa Global Inc.
filed 2012-10-22
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________ to _____________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2012
Common stock, $0.002 par value	39,042,847

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITOA GLOBAL INC.

SITOA GLOBAL INC.
Condensed Interim Balance Sheets
(Unaudited)
(Expressed in U.S. Dollars)

	September 30	December 31
	2012	2011

ASSETS

Current assets
License fee receivables	$250,000	$-
Cash and cash equivalents	518,326	40,373
Total current assets	768,326	40,373

Fixed assets, net (Note 2)	4,166	6,667

Total assets	$772,492	$47,040

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Convertible Debentures	$70,000	$110,000
Accounts payable and other accruals, including related party liabilities of $120,000 as of September 30, 2012 and $80,000 as of December 31, 2011	429,230	407,884
Total current liabilities	499,230	517,884

Total liabilities	499,230	517,884

Commitments and contingencies
STOCKHOLDERS' EQUITY(DEFICIT)
Common stock
Authorized 250,000,000 shares at par value of $ 0.002 each
Issued and outstanding 39,042,847 shares as of September 30, 2012 and 26,871,131 shares as of December 31, 2011	78,086	53,742
Additional paid-in capital	35,012,735	34,417,162
Subscriptions received	1,540,854	442,674
Accumulated deficit	(36,358,413)	(35,384,422)
Total stockholders' equity (deficit)	273,262	(470,844)

Total liabilities and stockholders' equity	$772,492	$47,040

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Interim Statements of Operations
For the Three-Months and Nine-Months Ended September 30, 2012 and 2011
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service Revenue	$1,424,985	$263,537	$3,196,924	$263,537
Cost of Service	1,762,000	337,802	3,118,145	337,802
Gross Profit(loss)	(337,015)	(74,265)	78,779	(74,265)

Operating Expenses
General and administrative	242,759	310,538	666,936	464,090
Depreciation	833	833	2,500	2,500
Stock-based compensation (Note 3)	58,333	253,750	383,333	473,750
Total Operating Expenses	301,926	565,121	1,052,770	940,340

Loss from Operations	(638,941)	(639,386)	(973,991)	(1,014,605)

Interest Expense	-	(2,233)	-	(18,007)
Loss before provisions for income taxes	(638,941)	(641,619)	(973,991)	(1,032,612)

Provision for income taxes	-	-	-	-
Net Loss	$(638,941)	$(641,619)	$(973,991)	$(1,032,612)

Net loss per common share: - basic and fully diluted	(0.02)	(0.03)	(0.03)	(0.06)

Weighted average number of basic and fully diluted common shares outstanding	35,867,274	24,277,228	30,815,548	16,346,268

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Interim Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operations:
Loss from continuing operations	$(973,991)	$(1,032,612)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,501	2,500
Stock compensation expensed	383,333	473,750
Board compensation expensed	20,000	-
Conversion of interest on debt to equity	-	18,007
Advisory fees expensed	150,000	-
Changes in operating assets and liabilities:
License fee receivables	(250,000)	-
Accounts payable and other accruals	31,346	(5,531)
Net cash generated in operations	(636,811)	(543,886)

Financing activities:
Share subscriptions received	1,114,764	349,300
Finders fees paid	-	-
Net cash provided by financing activities	1,114,764	349,300

Net increase / (decrease) in cash	477,953	(194,586)

Balances per prior period balance sheet	40,373	200,176
Ending balances	$518,326	$5,590

Non-cash transactions
Conversion of interest payable to equity	$-	$60,566
Conversion of debt to equity	$10,000	$250,000
Issuance of common stock for services received	$150,000	$22,060

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Notes to Interim Financial Statements
 (Unaudited)

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

The Company experienced losses amounting to $2,873,840 since January 1, 2011, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its customers and acquire additional customers that could engage the Company to develop and host e-commerce solutions for them.  The Company expects to continue utilizing its efficient cost structure by sourcing personnel in Asia for servicing its customers.  In order to accelerate the growth of the Company, it will also consider raising additional funding from investors.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

SITOA GLOBAL INC.
Notes to Interim Financial Statements
 (Unaudited)

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

SITOA GLOBAL INC.
Notes to Interim Financial Statements
 (Unaudited)

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
Notes to Interim Financial Statements
 (Unaudited)

3. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of September 30, 2012, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the nine months ended September 30, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.77	4.3	$0
Less: Options canceled	3,037,500	0.31	0.60		$0
Options Outstanding, September 30, 2012	410,000	0.83	2.02	2.3	$0
Vested September 30, 2012	250,000	0.60	2.80	2.9	$0

All options outstanding as of September 30, 2012 have fully vested.

Options outstanding as of September 30, 2012 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
March 31, 2012	0.30-0.60	281,250	0.33	$237,500	$0
June 30, 2012	0.60	31,250	0.60	$87,500	$0
September 30, 2012	0.60	20,833	0.60	$58,333	$0

The 410,000 options outstanding as of September 30, 2012 have a weighted average remaining contractual term of 2.3 years.

SITOA GLOBAL INC.
Notes to Interim Financial Statements
 (Unaudited)

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals includes $120,000 of accrued salary due to the Company’s Chief Executive Officer as of September 30, 2012, compared to $80,000 of accrued salary to the Company’s Chief Executive Officer as of December 31, 2011.

5. CONCENTRATION OF CUSTOMERS

For the nine months ended September 30, 2012, we earned 36% of our service revenue from 4-GS, 17% from ZBL Cybermarketing, 18% from i-Media, 14% from Chunjie365, 7% from Sonsi, and 8% from CITIC.  We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

6. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after September 30, 2012 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;
●	competitive factors;
●	degree of success of research and development programs;
●	the operation of our business; and
●	general economic conditions in the United States and Asia-Pacific Region.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Sitoa Global” the “Company,” “we,” “us,” or “our,” are to the business of Sitoa Global Inc., a Delaware corporation;
●	“PRC” or “China” are to the People’s Republic of China;
●	“SEC” are to the Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

1.
4-GS, Ltd. (www.4-gs.com) is a B2B e-commerce platform that optimizes supply chain sourcing for international enterprise customers through B2B Search Engine Optimization (SEO), e-catalog and inventory management systems and a transaction platform.

2.
ZBL Cybermarketing, Ltd. is Google's largest Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.

3.
iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps.  It is the No. 1 mobile advertising agency to the No. 1 media portal QQ which is the largest instant messaging operator in China with 360 million users and 86% market share.

4.
Chunjie365 (www.chunjie365.com) is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique.  Chunjie365 has partnered with several U.S. and Asian specialty product manufacturers and has made more than 1,000 gift items available on its site.

5.
Sonsi, Inc. (www.sonsi.lanebryant.com) is a destination e-commerce site for women sizes 12 and up and allows them to purchase retail clothing products as well as social networking through Sonsi Living, www.sonsiliving.com.

Recent Developments

The Company has recently entered into a strategic partnership agreement with a division of China International Trust and Investment Corporation (CITIC).  CITIC will utilize the Company’s software technology and catalog management system to develop and expand its evolving Business-to-Business (“B2B”) trading platform.  CITIC is a large state-owned multinational conglomerate of the People's Republic of China, established in 1979.  It is one of the largest diversified conglomerates in Asia with a balanced development of both financial and non-financial businesses across forty-four subsidiaries.  CITIC was enlisted in the Fortune Global 500 for the third consecutive year in 2011, ranking 221st.

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

On September 30, 2012, we had a working capital of $269,096 compared with a working capital deficit of $477,511 on December 31, 2011. The decrease is due to an increase in cash and cash equivalents, and reduction of current liabilities.  Operating activities used $636,811 in cash in the nine months ended September 30, 2012.  Investing activities in the nine months ended September 30, 2012 used zero.  Financing activities provided $1.114,764 in the nine months ended September 30, 2012.

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

Revenue Recognition

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd., i-Media, Ltd., Chunjie365 and Sonsi Inc.  For all five companies, we provide e-commerce solutions with our US engineering team and outsourced personnel in Asia.  We charge 4-GS, ZBL Cybermarketing and i-Media monthly minimum integration and hosting fees plus additional professional hourly fees for project management and consulting.  The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.  Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media.  From Chunjie365, we receive a revenue share of their e-commerce transactions.  From Sonsi, we earn monthly minimum hosting fees plus hourly professional fees for additional integration services.  We also amortize the license fee that we received from CITIC over the life of the license agreement.

Results of Operation

Service Revenue

Service Revenues were $1,424,985 and $263,537 for the three months ended September 30, 2012 and 2011, respectively, and $3,196,924 and $263,537 for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due to recognizing revenue from our customers.

Cost of Service

Cost of Service was $1,762,000 and $337,802 for the three months ended September 30, 2012 and 2011, respectively, and $3,118,145 and $337,802 for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due to the development and hosting of e-commerce solutions for our customers which were performed by an outsourced development team and overseen by the Company’s project management.

Operating Expenses

General and administrative:  General and administrative expenses were $242,759 and $310,538 for the three months ended September 30, 2012 and 2011, respectively, and $666,936 and $464,090 for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due to servicing of our customers and business development activities.

Stock-based compensation:  Stock-based compensation expenses were $58,333 and $253,750 for the three months ended September 30, 2012 and 2011, respectively, and $383,333 and $473,750 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease is due to cancellation of share options in connection with the resignation of our former CEO.

Interest Expense

Interest expense was $0 and $2,233 for the three months ended September 30, 2012 and 2011, respectively, and $0 and $18,007 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $638,941 and $641,619 for the three months ended September 30, 2012 and 2011, respectively, and $973,991 and $1,032,612 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease is due to recognizing revenue from our customers.

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

On September 27, 2012, the Company issued 505,050 shares of common stock to a note holder with respect to the conversion of $10,000 in principal pursuant to a debenture note issued by the Company on September 1, 2009.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

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

SITOA GLOBAL INC.

October 22, 2012	/s/ George Yu
George Yu President, Chief Executive and Financial Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.