Form 10-K
period 2012-12-31
Sitoa Global Inc.
filed 2013-03-28
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
or
[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number: 000-51815

SITOA GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 4304, 43/F China Resources Building 26 Harbour Road, Wan Chai Hong Kong HKSAR
(Address of principal executive offices, including Zip Code)

(408) 548-7520 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes     [X] No

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCQB Market) was approximately $1.6 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 96,645,019 shares of the registrant’s common stock outstanding as of March 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•

dependence on key personnel;

•

competitive factors;

•

continued growth of e-commerce markets;

•

the operation of our business; and

•

general economic conditions in the Asia-Pacific Region and in the United States.

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue share arrangements.  The Company has been hosting five e-commerce solutions:

1.

4-GS, Ltd. is a B2B e-commerce platform that optimizes supply chain sourcing for international enterprise customers through B2B Search Engine Optimization (SEO), e-catalog and inventory management systems and a transaction platform.

2.

ZBL Cybermarketing, Ltd. is a Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.

3.

iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps.

4.

Chunjie365 is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique.

5.

Sonsi is a destination e-commerce site for women sizes 12 and up and allows them to purchase retail clothing products.

We service 4-GS, ZBL Cybermarketing and i-Media under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.

The Company entered into a strategic partnership agreement with a division of China International Trust and Investment Corporation (CITIC) on July 9, 2012.  CITIC utilizes the Company’s software technology and catalog management system for the development of its Business-to-Business (“B2B”) trading platform.

Our corporate headquarters are located at Room 4304, 43/F China Resources Building 26 Harbour Road, Wan Chai, Hong Kong HKSAR and our telephone number is (408) 548-7520.  Although we maintain a website at www.sitoaglobal.com, we do not intend that information available on our website be incorporated into this filing.

Our Growth Strategy

We aim to position ourselves as a provider in e-commerce solutions and services.  We have identified the following factors critical to the achievement of this goal:

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

Employees

The Company has a core team of 5 employees and consultants focused on project management and technology development.  It sources technical and engineering personnel in Asia on an outsourced basis to develop e-commerce solutions and provide ongoing hosting services to individual customers.  Competition for qualified personnel in the industry is intense. The Company’s future success will depend, in part, on its continued ability to attract and retain qualified personnel.

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

Synnex Corp. v. Sitoa International, Inc., et al.

The Company has been joined as third-party defendant in Synnex Corp. v. Sitoa International, Inc., et al., filed in the Superior Court of California, Alameda County.  On October 1, 2010, Synnex Corp., a supplier of electronics products, originally brought suit against Sitoa Corporation, an internet re-seller controlled by our former Chief Executive Officer, Mr. Calbert Lai, alleging liability for approximately $54,000 of unpaid product.  Sitoa Corporation admitted owing the amount but contended that this liability should be set off against Synnex's liability to Sitoa Corporation for lost profits and other damages suffered by them, due to a pricing error committed by Synnex in December 2009.  On October 14, 2010, Sitoa Corporation answered the original complaint and filed a cross-complaint against Synnex, seeking to recover damages for the pricing error.

On October 11, 2011, Synnex amended its complaint to include the Company as a defendant, under the mistaken belief that the Company is responsible for the debts and obligations of Sitoa Corporation, including the $54,000 that is the subject of Synnex’s complaint.

We do not believe that Synnex’s claim against the Company has any merit.  We originally changed our name to Sitoa Global, Inc. in anticipation of a merger with Sitoa Corporation which was never consummated.  Instead, we entered into a software licensing agreement with Sitoa Corporation, in connection with which Mr. Calbert Lai, the Chief Executive Officer of Sitoa Corporation, was appointed as our Chief Executive Officer.  However, on March 1, 2012, we rescinded and terminated the software licensing agreement, pursuant to a Rescission and Termination Agreement, dated March 1, 2012, between the Company and Sitoa Corporation, and Mr. Lai resigned from his position with the Company.  As such, we are no longer affiliated with Sitoa Corporation and we were not affiliated with Sitoa Corporation at the time when the issue in question occurred.  Furthermore, Sitoa Corporation has admitted to owing the amount claimed by Synnex in the case.  Trial in the case resulted in a verdict by the jury in the amount of $1,560,000 for lost profits and other damages in the favor of Sitoa Corporation on October 31, 2012.  Synnex has since filed motions for new trial and appeal.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 350,000,000 shares of Common Stock, at a par value $0.002 per share.  The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.  The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  In the event we have liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock.  Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

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

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2012	$0.01	$0.00
September 30, 2012	$0.08	$0.08
June 30, 2012	$0.09	$0.09
March 31, 2012	$0.14	$0.13
December 31, 2011	$0.05	$0.04
September 30, 2011	$0.20	$0.07
June 30, 2011	$0.70	$0.60
March 31, 2011	$0.70	$0.60

As of March 25, 2013, the Company’s Common Stock closed at a price of $0.0044.

Holders

As of March 28, 2013, there are 96,645,019 shares of Common Stock issued and outstanding held by 173 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	410,000	$0.83	24,590,000
Total	410,000	$0.83	24,590,000

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

On July 31, 2012, the Company issued 3,333,333 shares of the Company’s common stock in an offshore transaction to a division of China International Trust and Investment Corporation (“CITIC”) in connection with a strategic partnership agreement, under which CITIC licensed the Company’s software technology to expand select Business-to-Business (“B2B”) marketplaces.  In exchange, CITIC paid the Company an upfront, non-refundable licensing fee of US$500,000.  The issuance of the shares was an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act, on the basis that the sale of the securities was completed in an “offshore transaction,” as defined in Rule 902(h) of Regulation S.

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

From September 27, 2012 through December 19, 2012, $57,000 in principal pursuant to a debenture note issued by the Company on September 1, 2009 was converted by the note holders into 9,608,135 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

From January 7, 2013 through March 18, 2013, $141,000 in principal pursuant to a debenture note issued by the Company on December 27, 2012 was converted by the note holders into 48,499,087 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue share agreements.  The Company has been hosting five e-commerce solutions:

1.

4-GS, Ltd. is a B2B e-commerce platform that optimizes supply chain sourcing for international enterprise customers through B2B Search Engine Optimization (SEO), e-catalog and inventory management systems and a transaction platform.

2.

ZBL Cybermarketing, Ltd. is a Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider in Northern China and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.

3.

iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps.

4.

Chunjie365 is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique.

5.

Sonsi is a destination e-commerce site for women sizes 12 and up and allows them to purchase retail clothing products.

The Company entered into a strategic partnership agreement with a division of China International Trust and Investment Corporation (CITIC) on July 9, 2012.  CITIC utilizes the Company’s software technology and catalog management system for the development of its Business-to-Business (“B2B”) trading platform.

Plan of Operations

The Company believes that it can participate in the growth of e-commerce as a provider of e-commerce solutions and services.  It believes that it has established a viable business model and a technology base that can further grow through referrals and business development activities.  The Company expects to continue utilizing its efficient cost structure, and source technical and engineering personnel in Asia for servicing its customers.  The Company is also pursuing initiatives to identify opportunities to acquire technologies or companies that can accelerate the growth of the Company.

Need for Additional Capital

To become profitable and competitive, and execute strategic transactions, we may have to raise additional capital.  If we are unable to raise additional equity capital to develop our business and continue earning revenues, we might have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

For the Fiscal Year Ended December 31, 2012

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2012 have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  Potential sources of revenues are our three customers for whom we are currently hosting e-commerce solutions.  Our other source for cash at this time is investments by others in the Company.

On December 31, 2012, we had a working capital of $354,349 compared with a working capital deficit of $477,511 on December 31, 2011. The increase is primarily due to an increase of our cash sourced from financings and licensing fees.  Operating activities used $692,021 in cash in the twelve months ended December 31, 2012.  Investing activities in the 12 months ended December 31, 2012 used $157,461 in the twelve months ended December 31, 2012.  Financing activities provided $1,114,764 in the twelve months ended December 31, 2012.

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

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd., i-Media, Ltd., Chunjie365 and Sonsi Inc.  We charge 4-GS, ZBL Cybermarketing and i-Media monthly minimum integration and hosting fees plus additional professional hourly fees for project management and consulting.  The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.  Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media.  From Chunjie365, we receive a license fee and revenue share of their e-commerce transactions.  From Sonsi, we earn monthly minimum hosting fees plus hourly professional fees for additional integration services.

Results of Operation for the Fiscal Year ended December 31, 2012

Service Revenue

Service Revenues were $4,268,379 and $847,344 for the twelve months ended December 31, 2012 and 2011, respectively.  The increase is due to recognizing revenue from our customers.

Cost of Service

Cost of Service was $4,398,145 and $649,937 for the twelve months ended December 31, 2012 and 2011, respectively.  The increase is due to the development, integration and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $828,635 and $1,204,250 for the twelve months ended December 31, 2012 and 2011, respectively.  The decrease is due to the completion of our previous corporate restructuring.

Stock-based compensation:  Stock-based compensation expenses were $383,333 and $875,000 for the twelve months ended December 31, 2012 and 2011, respectively.  The decrease is due to cancellation of share options to our former CEO.

Interest Expense

Interest expense was $0 and $18,007 for the twelve months ended December 31, 2012 and 2011, respectively.  The decrease is due to the conversion of the accrued and unpaid interest, and the principal amount of $250,000 pursuant to the convertible debenture issued by the Company on November 11, 2008.

Net Loss

The Company had a net loss of $1,338,801 for the twelve months ended December 31, 2012 as compared to a net loss of $1,899,850 for the twelve months ended December 31, 2011.  The decrease is due to the completion of our previous corporate restructuring.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SITOA GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm Dominic K.F. Chan & Co.	F-1

Balance Sheets at December 31, 2012 and 2011	F-2

Statements of Operations for year ended December 31, 2012 and 2011	F-3

Statements of Cash Flows for the year ended December 31, 2012 and 2011	F-4

Statements of Stockholders' Deficit for the year ended December 31, 2012 and 2011	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sitoa Global, Inc.

We have audited the accompanying balance sheets of Sitoa Global, Inc. (the “Company”), as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over finance reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its abilities to continue as going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 26 March, 2013

SITOA GLOBAL INC.
Balance Sheets

	December 31	December 31
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	305,655	40,373
Short term investments	158,694	-
Total current assets	464,349	40,373

Equipment, net (Note 2)	3,333	6,667

Total assets	$467,682	$47,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$70,000	$110,000
Accounts payable and other accruals	40,000	407,884
Total current liabilities	110,000	517,884
NON-CURRENT LIABILITIES
Convertible Debentures	$402,230	$-

Total liabilities	512,230	517,884

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized 350,000,000 shares at par value of $ 0.002 each
Issued and outstanding 48,145,932 shares as of December 31, 2012 and 26,871,131 shares as of December 31, 2011	96,292	53,742
Additional paid-in capital	35,041,528	34,417,162
Subscriptions received	1,540,855	442,674
Accumulated deficit	(36,723,223)	(35,384,422)
Total stockholders' equity (deficit)	(44,548)	(470,844)

Total liabilities and stockholders' equity	$467,682	$47,040

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Statements of Operations

	Year Ended December 31,
	2012	2011

Service Revenue	$4,268,379	$847,344
Cost of Service	4,398,145	649,937
Gross Profit (loss)	(129,766)	197,407

Other Income	2,933	-
Gross Income	(126,833)	197,407
Operating Expenses
General and administrative	825,302	1,200,917
Depreciation	3,333	3,333
Stock-based compensation (Note 6)	383,333	875,000
Total Operating Expenses	1,211,968	2,079,250

Loss from Operations	(1,338,801)	(1,881,843)

Interest Expense	-	(18,007)
Loss before provisions for income taxes	(1,338,801)	(1,899,850)

Provision for income taxes	-	-
Net Loss	$(1,338,801)	$(1,899,850)

Net loss per common share - basic and fully diluted:	(0.04)	(0.14)

Weighted average number of basic and fully diluted common shares outstanding	33,617,459	13,849,385

The accompanying notes are an integral part of these financial statements.

SITOA GLOBAL INC.
Statements of Cash Flows

	Year Ended December 31
	2012	2011
Cash flows from operations:
Loss from continuing operations	$(1,338,801)	$(1,899,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value gain on trading securities	(1,233)	-
Depreciation expense	3,333	3,333
Stock compensation expensed	383,333	875,000
Board compensation expensed	20,000	-
Conversion of interest on debt to equity	-	18,007
Issuance of common stock for services received	150,000	22,060
Issuance of common stock for license agreements		308,000
Changes in operating assets and liabilities:
Accounts payable and other accruals	91,347	164,348
Net cash used in operations	(692,021)	(509,102)

Investment activities:
Purchases of trading securities	(157,461)
Net cash used in investment activities	(157,461)	-

Financing activities:
Share subscriptions received	1,114,764	349,300
Finders fees paid	-	-
Net cash provided by financing activities	1,114,764	349,300

Net increase / (decrease) in cash	265,282	(159,802)

Balances per prior period balance sheet	40,373	200,175
Ending balances	$305,655	$40,373

Non-cash transactions
Conversion of interest payable to equity	$-	$60,566
Conversion of debt to equity	$459,230	$250,000
Issuance of common stock for services received	$150,000	$22,060

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Statements of Stockholders' Equity

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2010	10,815,469	$ 21,631	$ 32,892,007	$ 95,014	$ (33,484,571)	$ (475,919)

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	11,850,000	23,700	308,000	214,360	-	546,060
Subscriptions received for shares	-	-	-	133,300	-	133,300
Shares issued pursuant to conversion of convertible debentures	4,205,662	8,411	342,155	-	-	350,566
Stock-based compensation	-	-	875,000	-	-	875,000
Net (loss) for the period	-	-	-	-	(1,338,801)	(1,338,801)

Balance December 31, 2011	26,871,131	$ 53,742	$ 34,417,162	$ 442,674	$ (34,823,373)	$ 90,206

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	10,666,666	21,333	165,250	1,098,181	-	1,284,764
Shares issued pursuant to conversion of convertible debentures	10,608,135	21,216	75,784	-	-	97,000
Stock-based compensation	-	-	383,333	-	-	383,333
Net (loss) for the period	-	-	-	-	(1,899,851)	(1,899,851)

Balance December 31, 2012	48,145,932	$ 96,292	$ 35,041,528	$ 1,540,855	$(36,723,223)	$ (44,548)

The accompanying notes are an integral part of these financial statements.

SITOA GLOBAL INC.

Notes to Financial Statements

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue shares.  The Company currently hosts five existing e-commerce solutions and entered into a partnership agreements to develop additional e-commerce solutions.

These financial statements of Sitoa Global Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses during 2012 amounting to $1,338,801, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its customers.  The Company expects to continue utilizing its efficient cost structure by sourcing personnel in Asia for servicing its customers.  In order to accelerate the growth of the Company, it will also consider raising additional funding from investors.

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

SITOA GLOBAL INC.

Notes to Financial Statements

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the one reportable segment e-commerce solutions and service provider.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

CASH AND CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

EQUIPMENT

Equipment is carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Estimated useful life of the computer equipment is 3 years.

SHORT TERM INVESTMENT

Short term investment that are classified as trading is measured subsequently at fair value in the statement of financial position.  Unrealized holding gains and losses for short term investment are included in earnings.

RECLASSIFICATION

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

SITOA GLOBAL INC.

Notes to Financial Statements

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

SITOA GLOBAL INC.

Notes to Financial Statements

3. SHORT TERM INVESTMENT

The portion of trading gains and losses for the period related to short term investment still held at the reporting date (required by 320-10-50-9(e)) is calculated as follows:

	As of December 31,
	2012	2011

Net gains and losses recognized during the period on trading securities	$1,233	-

Less: Net gains and losses recognized during the period on trading securities sold during the period	-	-

Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$1,233	-

4. ACCOUNTS PAYABLE AND OTHER ACCRUALS

Accounts payable and other accruals consisted of the following:

As of December 31,
	2012	2011

Accounts payable	-	$ 319,626
Related party liabilities	-	$ 80,000
Accrued salaries	-	$ 8,258
Professional fees payable	$ 40,000	-
	$ 40,000	$ 407,884

5. CONVERTIBLE DEBENTURES

As of December 31, 2012, the Company had convertible debentures in the amount of $472,230 outstanding.  The Company’s creditors assigned $402,230 in accounts payables to noteholders on December 27, 2012 who are entitled to convert the outstanding principal amount into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the conversion.

6. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 350,000,000 shares with a par value of $0.002 each.

Debt-to-Equity Conversions

On March 13, 2012, the Company issued 1,000,000 shares of its common stock to a convertible note holder with respect to the conversion of $40,000 in outstanding principal pursuant to the convertible debenture issued by the Company on December 1, 2008 in the amount of $40,000 at a conversion price of $0.04 per share.

SITOA GLOBAL INC.

Notes to Financial Statements

From September 27, 2012 through December 19, 2012, $57,000 in principal pursuant to a debenture note issued by the Company on September 1, 2009 was converted by the note holders into 9,608,135 shares of the Company’s common stock.

From January 7, 2013 through March 18, 2013, $141,000 in principal pursuant to a debenture note issued by the Company on December 27, 2012 was converted by the note holders into 48,499,087 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of December 31, 2012, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2010	547,500	0.93	1.79	3.3	$0

Less: Options cancelled	100,000	1.20	1.20		$0

Plus: Options granted	3,000,000	0.30	0.60		$0

Options Outstanding, December 31, 2011	3,447,500	0.37	0.76	4.3	$0

Less: Options cancelled	3,000,000	0.30	0.60		$0

Less: Options expired	37,500	1.20	0.80		$0

Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0

All options outstanding are fully vested as of December 31, 2012.  No new options were granted in the fiscal year 2012.

SITOA GLOBAL INC.

Notes to Financial Statements

Options outstanding as of December 31, 2012 vested as follows:

Vested three months ended	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value

March 31, 2012	0.30-0.60	281,250	0.33	$ 237,500	$0
June 30, 2012	0.60	31,250	0.60	$ 87,500	$0
September 30, 2012	0.60	20,833	0.60	$ 58,333	$0
December 31, 2012	-	-	-	-	-

The stock-based compensation expense for the years ended December 31, 2012 and 2011 was as follows:

	As of December 31,
	2012	2011

General and administrative expense	$383,333	$875,000

The 410,000 options outstanding as of December 31, 2012 have a weight average remaining contractual term of 2.1 years.

7. INCOME TAXES

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured if its more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what which would be expected by applying the effective rates to net income (loss) as follows:

	2012	2011
Deferred Tax Assets Net (loss) for the year	$ (1,338,801)	$ (1,899,850)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expense (recovery) based on effective rates	(532,843)	(756,140)
Stock based compensation	152,567	348,250
Effect of temporary differences	-	-
Effect of change in tax rate	-	-
Tax losses carryforward deferred	380,276	407,890
Corporate Income Tax expense (recovery) recognized in the accounts	-	-

SITOA GLOBAL INC.

Notes to Financial Statements

The Company has accumulated net operating losses totaling approximately $1,876,000 for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2012 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2012	2011
Net operating loss carryforwards	$ 1,876,468	$ 921,000
Accruals and reserves	875,756	875,756
	2,752,224	1,796,756

Statutory tax rate	39.8%	39.8%

Deferred tax asset	1,095,385	715,109
Valuation allowance	(1,095,385)	(715,109)
Net deferred tax asset	-	-

8. CONCENTRATION OF CUSTOMERS

For the twelve months ended December 31, 2012, we earned 38% of our service revenue from 4-GS, 17% from i-Media, 20% from ZBL Cybermarketing, 18% from Chunjie365, and 7% from Sonsi.  We will continue to seek diversifying our revenue sources from our customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

9. SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Sitoa Global specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the one reportable segment e-commerce solutions and service provider.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

10. SUBSEQUENT EVENTS

On March 18, 2013, the Company entered into a non-binding Letter of Intent with IRIS Corporation Berhad (KLS 0010; ACE-MKT) (“IRIS”), a leading, diversified, technology company, listed on the Malaysian Stock Exchange and the owner of certain waste-to-energy and other renewable assets, technologies, rights and obligations (the “IRIS Business”) in respect of a proposed transaction in which Sitoa will purchase the IRIS Business in exchange for common shares in Sitoa and IRIS becoming the majority shareholder of Sitoa as a result of the share exchange.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 24, 2012, we dismissed Burr Pilger Mayer, Inc. as our independent registered public accounting firm. On the same date, the Audit Committee Chair approved and authorized the engagement of the accounting firm of Dominic K.F. Chan & Co. as our new independent registered public accounting firm.

Burr Pilger Mayer, Inc.’s report on our financial statements dated March 27, 2012 for the most recent fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Burr Pilger Mayer, Inc.’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the most recent fiscal year ended December 31, 2011 through the effective date of dismissal on April 24, 2012, there were no disagreements, resolved or not, with Burr Pilger Mayer, Inc. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Burr Pilger Mayer, Inc. would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of James Wang, our Chief Executive and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 28, 2013:

Name	Age	Positions and Offices Held
James Wang	49	President, Chief Executive and Financial Officer and Director
Dennis Schmal	65	Director and Secretary

James Wang (age 49) has been President & Chief Executive and Financial Officer of the Company since December 20, 2012, and a director of the Company since March 1, 2012.  He was previously a Managing Director of Soconison Technology Ventures, a venture capital firm focused on technology, media and telecom investments, since October 2003.  He is a twenty-five year veteran of technology investing and entrepreneurship and began his career at First Boston as a NASDAQ trader in fledgling companies, incl. Intel, Apple Computer, Microsoft and Lotus Development.  He later transitioned to technology investment banking where he arranged over $800 million in funding for companies in semiconductors, data storage and programmable logic.  Since the mid-1990's Mr. Wang has worked in Silicon Valley as an angel investor and has also started several companies, including a micro storage device company which was sold to Maxtor, and a Storage Area Networking company that was sold to Lucent.  He holds a MS in Computer Science from MIT and a MBA from UCLA.

Dennis Schmal (age 65) has been a member of our Board of Directors since November 2, 2011, and serves as the Chairman of the Board and Corporate Secretary.  Mr. Schmal previously was a partner at Arthur Andersen, where he worked from 1972 through 1999, when he retired. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds a CPA certificate (retired).  Mr. Schmal was responsible at Andersen for leading hundreds of audits and consulting projects for a variety of enterprises over several decades. Since his retirement from Andersen, Mr. Schmal has served on the boards of directors of approximately 15 business entities, including both public and private companies.  He currently serves on the boards of directors of Merriman Holdings, Inc. (2003), Wells Fargo Hedge Funds (2008) and Genworth Financial GuideMark Mutual Funds (2007), all of which are public reporting entities.  He also serves as Chairman of the Board of Pacific Metrics Corporation (2006), a private company.  In the last five years, he has also completed service on the boards of directors of Varian Semiconductor and Northbay Bancorp, both public companies, before both companies were sold and merged out of existence.  He serves as the “audit committee finance expert” on all the public entity boards on which he has served.  Mr. Schmal holds a B.S. with summa cum laude honors in business administration with a focus on finance and accounting from California State University, Fresno.

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

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Dennis Schmal and James Wang.  Mr. Schmal is the Chairman of the Audit Committee.  Mr. Wang is considered an interested member of the audit committee as Mr. Wang is the President and CEO of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
James Wang President, CEO & Director	2012	-	-	-	-	-	-
George Yu Former President, CEO & Director	2012 2011	$45,000 $60,000	- -	- -	$233,333 $350,000	- -	$278,333 $410,000

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2012 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

The Company entered into an executive employment agreement with Mr. Wang, dated as of December 20, 2012, pursuant to which, the Company is obligated to pay Mr. Wang a monthly salary of $1,000.

The Company entered into an executive employment agreement with Mr. Yu, dated as of September 1, 2010, pursuant to which, the Company was obligated to pay Mr. Yu an initial monthly base salary of $5,000, which was to be increased to a monthly base salary of $10,000 per month if the Company raised at least $1,000,000 in aggregate financing until his resignation.  The Company also granted Mr. Yu a five-year option to purchase 250,000 restricted shares of the Company’s common stock under the Company’s 2006 Stock Option and Incentive Plan. The option is exercisable at a per share price of $0.60 per share and vests on a monthly basis, over a 24-month period, commencing on September 1, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended December 31, 2012:

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
George Yu Former President, CEO & Director	250,000	Nil	Nil	$0.60	September 1, 2015

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s Stock Option Plan.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2012 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dennis Schmal	-	$20,000	-	-	-	$20,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 28, 2013 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Sitoa Global, Inc., Room 4304, 43/F China Resources Building 26 Harbour Road, Wan Chai, Hong Kong HKSAR.

As of the Determination Date, there are 96,645,019 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Dennis Schmal	Director	1,750,000	1.8%
James Wang	Director	6,000,000(2)	6.2%
Soconison Technology Ventures	Shareholder	6,000,000	6.2%
Bay2Peak S.A.	Shareholder	5,000,000	5.2%
Dennis Kam Thai Leong	Shareholder	5,453,885(3)	5.6%
Accelera Ventures Ltd.	Shareholder	3,805,662(4)	3.9%
Accelera Evolution Limited	Shareholder	1,598,223(5)	1.7%
Magna Group LLC	Shareholder	4,545,454	4.7%
Directors and Officers as a group (2 persons)		7,750,000	8%

Notes:

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

(3)

This figure includes 50,000 shares directly owned by Mr. Leong, 3,805,662 shares and 1,598,223 shares owned by Accelera Ventures Ltd. and Accelera Evolution Limited, respectively, which are deemed to be indirectly owned and controlled by Mr. Leong in his capacity as a director of each entity.

(4)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2011 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2012	$49,000	-	-	-
2011	$95,000	-	-	-

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

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form SB-2 of the Company filed on September 19, 2005)
3.2	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form 10K of the Company filed on March 28, 2007)
3.3	Certificate of Amendment to the Certificate of Incorporation of Sinobiomed, Inc. (incorporated by reference to Form 10K of the Company filed on March 27, 2012)
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
10.17

Binding Letter of Intent, dated April 5, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on April 5, 2011)

10.18

General Security Agreement between Sinobiomed Inc. and R. Douglas Smith, dated November 17, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 10-Q filed on May 23, 2011)

10.19

Software Licensing Agreement, dated June 7, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 8, 2011)

10.20

Executive Employment Agreement, dated June 9, 2011, between Sinobiomed Inc. and Cal Lai. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 15, 2011)

10.21

Subscription Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.22

Securities Purchase Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto  (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.23

Revenue Interest Agreement, dated July 1, 2011, between Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.24

Rescission and Termination Agreement, dated March 1, 2012, by and between, Sitoa Global, Inc. and Sitoa Corporation (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 5, 2012)

10.25

Executive Employment Agreement, dated December 20, 2012, by and between Sitoa Global Inc. and Mr. James Wang (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 21, 2012)

31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2013.

SITOA GLOBAL INC. (Registrant)
By:
/s/ James Wang
James Wang
President and Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Wang James Wang	President and Chief Executive and Chief Financial Officer	March 28, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form SB-2 of the Company filed on September 19, 2005)
3.2	Certificate of Amendment to the Certificate of Incorporation of CDoor Corp. (incorporated by reference to Form 10K of the Company filed on March 28, 2007)
3.3	Certificate of Amendment to the Certificate of Incorporation of Sinobiomed, Inc. (incorporated by reference to Form 10K of the Company filed on March 27, 2012)
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
10.17

Binding Letter of Intent, dated April 5, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on April 5, 2011)

10.18

General Security Agreement between Sinobiomed Inc. and R. Douglas Smith, dated November 17, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 10-Q filed on May 23, 2011)

10.19

Software Licensing Agreement, dated June 7, 2011, by and between, Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 8, 2011)

10.20

Executive Employment Agreement, dated June 9, 2011, between Sinobiomed Inc. and Cal Lai. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 15, 2011)

10.21

Subscription Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.22

Securities Purchase Agreement, dated July 1, 2011, between Sinobiomed Inc. and the investor signatory thereto  (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.23

Revenue Interest Agreement, dated July 1, 2011, between Sinobiomed Inc. and Sitoa Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on July 6, 2011)

10.24

Rescission and Termination Agreement, dated March 1, 2012, by and between, Sitoa Global, Inc. and Sitoa Corporation (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 5, 2012)

10.25

Executive Employment Agreement, dated December 20, 2012, by and between Sitoa Global Inc. and Mr. James Wang (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 21, 2012)

31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
*	Filed herewith