Form 10-Q
period 2013-03-31
Sitoa Global Inc.
filed 2013-05-10
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2013
Common stock, $0.002 par value	129,027,609

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITOA GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet at March 31, 2013 (unaudited) and December 31, 2012	F-1

Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

SITOA GLOBAL INC.
Condensed Balance Sheets

	March 31	December 31
	2013	2012
	(Unaudited)	(I)
ASSETS

Current assets
Cash and cash equivalents	$382,330	$305,655
Short term investments	160,345	158,694
Total current assets	542,675	464,349

Fixed assets, net (Note 2)	2,500	3,333

Total assets	$545,175	$467,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accruals	$40,000	$40,000
Convertible debentures	369,230	472,230
Total current liabilities	409,230	512,230

Total liabilities	$409,230	$512,230

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 500,000,000 shares at par value of $ 0.002 each
Issued and outstanding 103,442,945 shares as of March 31,
2013 and 48,145,932 shares as of December 31, 2012	206,886	96,292
Additional paid-in capital	35,083,934	35,041,528
Subscriptions received	1,540,855	1,540,855
Accumulated deficit	(36,695,729)	(36,723,223)
Total stockholders' equity	135,945	(44,548)

Total liabilities and stockholders' equity	$545,175	$467,682

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Service Revenue	$883,873	$812,530
Cost of Service	629,114	588,100
Gross Profit	254,759	224,430

Operating Expenses
General and administrative	226,432	232,542
Depreciation	833	833
Stock-based compensation (Note 3)	-	237,500
Total Operating Expenses	227,265	470,875

Profit/Loss from Operations	27,494	(246,445)

Interest Expense	-	-
Loss before provisions for income taxes	27,494	(246,445)

Provision for income taxes	-	-
Net Profit/Loss	$27,494	$(246,445)

Net profit/loss per common share - basic and fully diluted:
Net profit/loss for the year	0.00	(0.01)

Weighted average number of basic and fully diluted
common shares outstanding	74,736,665	27,393,109

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations:
Gain/Loss from continuing operations	$27,494	$(246,445)
Adjustment to reconcile gain/net loss to net cash used in operating activities:
Depreciation expense	833	833
Stock compensation expensed	-	237,500
Changes in operating assets and liabilities:
Accounts payable and other accruals	-	6,346
Net cash provided/used in operations	28,327	(1,766)

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	-	19,950
Convertible debentures received	50,000	-
Net cash provided by financing activities	50,000	19,950

Net increase / (decrease) in cash	78,327	18,184

Balances per prior period balance sheet	464,349	40,373
Ending balances	$542,675	$58,557

Non-cash transactions
Conversion of convertible debenture to equity	$153,000	$40,000

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

The Company experienced losses since January 1, 2011 which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SITOA GLOBAL INC.

Notes to Financial Statements

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

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

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

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

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

3. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 500,000,000 shares with a par value of $0.002 each.

Debt-to-Equity Conversions

From January 7, 2013 through March 29, 2013, $153,000 in principal pursuant to convertible debenture notes was converted by the note holders into 55,297,013 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of March 31, 2013, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the three months ended March 31, 2013 is presented below:

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0
Options Outstanding, March 31, 2013	410,000	0.83	2.02	1.9	$0

All options outstanding are fully vested as of March 31, 2013.  No new options were granted in the first quarter of 2013.

The 410,000 options outstanding as of March 31, 2013 have a weighted average remaining contractual term of 1.9 years.

4. CONCENTRATION OF CUSTOMERS

For the three months ended March 31, 2013, we earned 41% of our service revenue from 4-GS, 20% from ZBL Cybermarketing, 21% from i-Media, 18% from Chunjie365.  We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

“Sitoa Global” the “Company,” “we,” “us,” or “our,” are to the business of Sitoa Global Inc., a Delaware corporation;

•

“PRC” or “China” are to the People’s Republic of China;

•

“SEC” are to the Securities and Exchange Commission;

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue share agreements.  The Company currently hosts the following existing e-commerce solutions:

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

4.

Chunjie365 is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique.  Chunjie365 has partnered with several U.S. and Asian specialty product manufacturers and has made more than 8,000 gift items available on its site.

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2012 have issued a going concern opinion as per our most recent Form 10-K.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  We believe that we can participate in the growth of e-commerce and social media as a provider of e-commerce solutions and services.  We believe that we have established a viable business model with multiple customers and a technology base that can further grow through referrals and business development activities.  Our other source for cash at this time is investments by others in the Company.  We may need to raise cash to fully implement our projects and stay in business.

On March 31, 2013, we had working capital of $133,445 compared with a working capital deficit of $47,881 on December 31, 2012. The decrease is due to an increase in cash and cash equivalents, and reduction of current liabilities.  Operating activities provided $28,327 in cash in the three months ended March 31, 2013.  Investing activities in the three months ended March 31, 2013 used zero.  Financing activities provided $50,000 in the three months ended March 31, 2013.

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

Revenue Recognition

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd., i-Media, Ltd. and Chunjie365.  For all customers, we provide e-commerce solutions with our engineering team and outsourced personnel in Asia.  We charge 4-GS, ZBL Cybermarketing and i-Media monthly minimum integration and hosting fees plus additional professional hourly fees for project management and consulting.  The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.  Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media.  From Chunjie365, we receive a revenue share of their e-commerce transactions.

Results of Operation

Service Revenue

Service Revenues were $883,873 and $812,530 for the three months ended March 31, 2013 and 2012, respectively.  The increase is due to recognizing revenue from our customers.

Cost of Service

Cost of Service was $629,114 and $588,110 for the three months ended March 31, 2013 and 2012, respectively.  The increase is due to the development and hosting of e-commerce solutions for our customers which were performed by an outsourced development team and overseen by the Company’s project management.

Operating Expenses

General and administrative:  General and administrative expenses were $226,432 and $232,542 for the three months ended March 31, 2013 and 2012, respectively.  The decrease is due to reduced business development activities.

Stock-based compensation:  Stock-based compensation expenses were $0 and $237,500 for the three months ended March 31, 2013 and 2012, respectively.  The decrease is due to ceasing of share option vesting.

Net Profit/ Loss

The Company had a net profit of $27,494 for the three months ended March 31, 2013 as compared to a net loss of $246,445 for the three months ended March 31, 2012.  The increase is primarily due to ceasing of share option vesting.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

From January 7, 2013 through April 24, 2013, $187,638 in principal pursuant to convertible debenture notes was converted by the note holders into 80,881,677 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

On March 25, 2013, the Company entered into a convertible debenture note in the amount of $50,000 that carries an interest of 12% per annum with a maturity date of March 25, 2014, and entitles the noteholder to convert the outstanding principal amount and interest into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the day that the noteholder requests conversion.

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

SITOA GLOBAL INC.
May 10, 2013	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.