Form 10-Q
period 2013-06-30
Sitoa Global Inc.
filed 2013-08-09
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  __ to ___

Commission File Number: 000-51815

SITOA GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 4304, 43/F China Resources Building 26 Harbour Road, Wan Chai Hong Kong HKSAR
(Address of principal executive offices, including Zip Code)

+86 138 1610 0700 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2013
Common stock, $0.00001 par value	592,717,682

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITOA GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet at June 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	F-2

Condensed Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

SITOA GLOBAL INC.
Condensed Balance Sheets

	June 30	December 31
	2013	2012
	(Unaudited)	(I)
ASSETS

Current assets
Cash and cash equivalents	$515,565	$305,655
Short term investments	-	158,694
Total current assets	515,565	464,349

Fixed assets, net (Note 2)	1,667	3,333

Total assets	$517,232	$467,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accruals	$6,000	$40,000
Convertible debentures	541,032	472,230
Total current liabilities	547,032	512,230

Total liabilities	$547,032	$512,230

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 2,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 365,627,424 shares as of June 30, 2013 and 48,145,932 shares as of December 31, 2012	99,467	96,292
Additional paid-in capital	35,491,551	35,041,528
Subscriptions received	1,540,855	1,540,855
Accumulated deficit	(37,161,672)	(36,723,223)
Total stockholders' equity	(29,800)	(44,548)

Total liabilities and stockholders' equity	$517,232	$467,682

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$806,700	$959,409	$1,690,573	$1,771,939
Cost of Service	802,940	768,045	1,432,054	1,356,145
Gross Profit	3,760	191,364	258,519	415,794

Operating Expenses
General and administrative	504,425	191,635	710,857	424,177
Depreciation	833	833	1,667	1,667
Stock-based compensation (Note 3)	-	87,500	-	325,000
Total Operating Expenses	505,258	279,968	712,523	750,844

Profit/Loss from Operations	(501,498)	(88,604)	(454,004)	(335,050)

Interest Income	-	-	15,555	-
Loss before provisions for income taxes	(501,498)	(88,604)	(438,449)	(335,050)

Provision for income taxes	-	-	-	-
Net Profit/Loss	$(501,498)	$(88,604)	$(438,449)	$(335,050)

Net profit/loss per common share - basic and fully diluted:
Net profit/loss for the year	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of basic and fully diluted common shares outstanding	190,935,980	29,130,747	133,157,315	28,261,928

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations:
Gain/Loss from continuing operations	$(438,449)	$(335,050)
Adjustment to reconcile gain/net loss to net cash used in operating activities:
Depreciation expense	1,667	1,667
Stock compensation expensed	-	325,000
Board compensation expensed	-	20,000
Changes in operating assets and liabilities:
Accounts payable and convertible debentures	318,000	21,346
Net cash provided/used in operations	(118,783)	32,963

Investment activities:
Net cash used in investment activities	-	-

Financing activities:
Share subscriptions received	-	69,950
Convertible debentures received	170,000	-
Net cash provided by financing activities	170,000	69,950

Net increase / (decrease) in cash	51,217	102,913

Balances per prior period balance sheet	464,349	40,373
Ending balances	$515,565	$143,286

Non-cash transactions
Conversion of convertible debenture to equity	$300,198	$40,000

The accompanying notes are an integral part of these condensed financial statements.

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

1. BASIS OF PRESENTATION – GOING CONCERN

The Company specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.  The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.

These financial statements of Sitoa Global Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses since January 1, 2011 and has negative working capital as of June 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its customers developing and hosting e-commerce solutions for them.  The Company expects to continue utilizing its efficient cost structure by sourcing personnel in Asia for servicing its customers.  The Company will also consider raising additional funding from investors.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any interim or future period.

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

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on leased hardware and software from third parties to offer its e-commerce solutions and services.  Management believes that alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near-term.  The Company currently has two customers who provide all of the Company’s recurring revenue.  Loss of any one of the two customers would have a significant impact on the Company’s revenue.

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

Notes to Financial Statements

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and other current liabilities. The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

SITOA GLOBAL INC.

Notes to Financial Statements

 (Unaudited)

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 2,000,000,000 shares with a par value of $0.00001 each.

Debt-to-Equity Conversions

From April 9, 2013 through June 28, 2013, $300,198 in principal pursuant to convertible debenture notes was converted by note holders into 262,184,479 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of June 30, 2013, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the six months ended June 30, 2013 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0
Options Outstanding, June 30, 2013	410,000	0.83	2.02	1.6	$0

All options outstanding are fully vested as of June 30, 2013.  No new options were granted during the six months ended June 30, 2013.

The 410,000 options outstanding as of June 30, 2013 have a weighted average remaining contractual term of 1.6 years.

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

•

the operation of our business; and

•

general economic conditions in the Asia-Pacific Region.

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.  The Company currently hosts the following existing e-commerce solutions:

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

3.

iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps in China.

4.

Chunjie365 is a bi-lingual e-commerce site in China targeting consumer and corporate online customers looking to purchase both U.S. specialty products and Chinese gift items that are rare and unique. Chunjie365 has partnered with several U.S. and Asian specialty product manufacturers and has made more than 8,000 gift items available on its site.

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2012 have issued a going concern opinion as per our most recent Form 10-K.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  We believe that we can participate in the growth of e-commerce as a provider of e-commerce solutions and services.  Our other source for cash at this time is investments by others in the Company.  We may need to raise cash to fully implement our projects and stay in business.

On June 30, 2013, we had a working capital deficit of $31,467 compared with a working capital deficit of $47,881 on December 31, 2012. The decrease is due to an increase in cash and cash equivalents.  Operating activities used $118,783 in cash in the six months ended June 30, 2013.  Investing activities in the six months ended June 30, 2013 used zero.  Financing activities provided $170,000 in the six months ended June 30, 2013.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will try to raise additional funds from private placements, convertible debentures or loans.  There is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Revenue Recognition

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd., i-Media, Ltd. and Chunjie365.  For all customers, we provide e-commerce solutions with our engineering team and personnel in Asia.  We charge 4-GS, ZBL Cybermarketing and i-Media monthly integration and hosting fees plus additional professional fees for project management and consulting.  The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.  Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media.  From Chunjie365, we receive monthly integration and hosting fees.

Results of Operation

Service Revenue

Service Revenue was $806,700 and $959,409 for the three months ended June 30, 2013 and 2012, respectively, and $1,690,573 and $1,771,939 for the six months ended June 30, 2013 and 2012, respectively.  The decrease is due to recognizing lower revenue from our customers.

Cost of Service

Cost of Service was $802,940 and $768,045 for the three months ended June 30, 2013 and 2012, respectively, and $1,432,054 and $1,356,146 for the six months ended June 30, 2013 and 2012, respectively.  The increase is due to higher personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $504,425 and $191,635 for the three months ended June 30, 2013 and 2012, respectively, and $710,857 and $424,177 for the six months ended June 30, 2013 and 2012, respectively.  The increase was caused by an upgrade of the Company’s internal data management and catalog systems.

Stock-based compensation:  Stock-based compensation expenses were $0 and $87,500 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $325,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease is due to the end of share option vesting.

Net  Loss

The Company had a net loss of $501,498 and $88,604 for the three months ended June 30, 2013 and 2012, respectively, and $438,449 and $335,050 for the six months ended June 30, 2013 and 2012, respectively.  The higher net loss was primarily caused by an upgrade of the Company’s internal data management and catalog systems.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

From April 9, 2013 through July 31, 2013, $507,761 in principal pursuant to convertible debenture notes was converted by note holders into 489,274,737 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

From April 1, 2013 through July 16, 2013, the Company entered into convertible debenture notes in the aggregate amount of $202,500 that carry an interest rate of 12% per annum with a maturity of 12 months each, and that entitle note holders to convert the outstanding principal amount and interest into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the day that note holders request conversion.

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

SITOA GLOBAL INC.
August 9, 2013	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.