Form 10-Q
period 2013-09-30
Sitoa Global Inc.
filed 2013-11-08
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to   to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [X] Yes  [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2013
Common stock, $0.00001 par value	1,273,875,209

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITOA GLOBAL INC.
Condensed Balance Sheets

	September 30	December 31
	2013	2012
	(Unaudited)	(I)
ASSETS
Current assets
Cash and cash equivalents	$504,455	$305,655
Short term investments	-	158,694
Total current assets	504,455	464,349
Fixed assets, net (Note 2)	833	3,333
Total assets	$505,288	$467,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible Debentures	$472,953	$70,000
Accounts payable and other accruals	9,000	40,000
Total current liabilities	481,953	110,000
NON-CURRENT LIABILITIES
Convertible Debentures	$-	$402,230
Total liabilities	481,953	512,230
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 924,363,737 shares as of September 30, 2013 and 48,145,932 shares as of December 31, 2012	105,054	96,292
Additional paid-in capital	35,829,043	35,041,528
Subscriptions received	1,540,855	1,540,855
Accumulated deficit	(37,451,617)	(36,723,223)
Total stockholders' equity	23,335	(44,548)

Total liabilities and stockholders' equity	$505,288	$467,682

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying notes are an integral part of these condensed financial statements.

1

SITOA GLOBAL INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$366,550	$1,424,985	$2,057,123	$3,196,924
Cost of Service	401,930	1,762,000	1,833,984	3,118,145
Gross Profit	(35,380)	(337,015)	223,139	78,779

Operating Expenses
General and administrative	253,730	242,759	969,342	666,936
Depreciation	833	833	2,500	2,500
Stock-based compensation (Note 3)	-	58,333	-	383,333
Total Operating Expenses	254,564	301,926	971,842	1,052,770

Loss from Operations	(289,944)	(638,941)	(748,703)	(973,991)

Dividend income	-	-	3,426	-
Gain on exchange difference	-	-	10,927	-
Gain on disposal of investments	-	-	1,201	-
Sundry income	-	-	4,755	-
Interest Income	-	-	1	-

Loss before provisions for income taxes	(289,944)	(638,941)	(728,393)	(973,991)

Provision for income taxes	-	-	-	-
Net Loss	$(289,944)	$(638,941)	$(728,393)	$(973,991)

Net loss per common share - basic and fully diluted:
Net loss for the year	(0.00)	(0.02)	(0.00)	(0.03)

Weighted average number of basic and fully diluted common shares outstanding	662,493,024	35,867,274	311,541,510	30,815,548

The accompanying notes are an integral part of these condensed financial statements.

2

SITOA GLOBAL INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(728,393)	$(973,991)
Adjustment to reconcile gain/net loss to net cash used in operating activities:
Depreciation expense	2,500	2,500
Dividend income	(3,426)	-
Gain on disposal of investments	(1,201)	-
Stock compensation expensed	-	383,333
Board compensation expensed	-	20,000
Advisory fees expensed	-	150,000
Convertible debentures	594,500	-
Changes in operating assets and liabilities:
License fee receivables	-	(250,000)
Accounts payable and other accruals	(31,000)	31,346
Net cash used in operations	(167,020)	(636,812)

Investment activities:
Dividend received	3,426
Purchase of investments	(163,030)	-
Sales proceeds from disposal of investments	322,924
Net cash generated from investment activities	163,320	-

Financing activities:
Share subscriptions received	-	1,114,764
Issuance of convertible debentures	202,500	-
Net cash provided by financing activities	202,500	1,114,764

Net increase in cash	198,800	477,953

Balances per prior period balance sheet	305,655	40,373
Ending balances	$504,455	$518,326

The accompanying notes are an integral part of these condensed financial statements.

3

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

The Company experienced losses since January 1, 2011 and has negative working capital as of September 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any interim or future period.

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

SITOA GLOBAL INC.

Notes to interim Financial Statements

 (Unaudited)

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

SITOA GLOBAL INC.

Notes to interim Financial Statements

 (Unaudited)

but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity.

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 10,000,000,000 shares with a par value of $0.00001 each.

Debt-to-Equity Conversions

From July 2, 2013 through September 24, 2013, $343,079 in principal pursuant to convertible debenture notes was converted by note holders into 558,736,313 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of September 30, 2013, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the nine months ended September 30, 2013 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0

Options Outstanding, September 30, 2013	410,000	0.83	2.02	1.3	$0

SITOA GLOBAL INC.

Notes to interim Financial Statements

 (Unaudited)

All options outstanding are fully vested as of September 30, 2013.  No new options were granted during the nine months ended September 30, 2013.

The 410,000 options outstanding as of September 30, 2013 have a weighted average remaining contractual term of 1.3 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $9,000 of accrued salaries due to  the Company’s Chief Executive Officer as of September 30, 2013 compared to $nil as of December 31, 2012.

5. CONCENTRATION OF CUSTOMERS

For the nine months ended September 30, 2013, we earned 42% income from 4-GS, 31% from ZBL Cybermarketing, 27% from i-Media. We will continue to seek diversifying our revenue sources from our current and new customers but there is no guarantee that the e-commerce solutions that we host will produce revenues.

6. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after September 30, 2013 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

On September 30, 2013, we had working capital of $22,502 compared with a working capital of $354,349 on December 31, 2012. The decrease in working capital is due to an increase in short term convertible debentures.  Operating activities used $167,020 in cash in the nine months ended September 30, 2013.  Investing activities provided $163,320 in the nine months ended September 30, 2013.  Financing activities provided $202,500 in the nine months ended September 30, 2013.

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

Revenue Recognition

We earned revenue from providing hosting and integration services to 4-GS, Ltd., ZBL Cybermarketing, Ltd. and i-Media, Ltd.  For all customers, we provide e-commerce solutions with our engineering team and personnel in Asia.  We charge 4-GS, ZBL Cybermarketing and i-Media monthly integration and hosting fees plus additional professional fees for project management and consulting.  The fee arrangement with those three companies is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011.  Soconison Technology Ventures is a shareholder in 4-GS, ZBL Cybermarketing and i-Media.

Results of Operation

Service Revenue

Service Revenue was $366,550 and $1,424,985 for the three months ended September 30, 2013 and 2012, respectively, and $2,057,123 and $3,196,924 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease is due to recognizing lower revenue from our customers.

Cost of Service

Cost of Service was $401,930 and $1,762,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,833,984 and $3,118,145 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $253,730 and $242,759 for the three months ended September 30, 2013 and 2012, respectively, and $969,342 and $666,936 for the nine months ended September 30, 2013 and 2012, respectively.  The increase was caused by an upgrade of the Company’s internal data management and catalog systems.

Stock-based compensation:  Stock-based compensation expenses were $0 and $58,333 for the three months ended September 30, 2013 and 2012, respectively, and $0 and $383,333 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease is due to the end of share option vesting.

Net  Loss

The Company had a net loss of $289,944 and $638,941 for the three months ended September 30, 2013 and 2012, respectively, and $728,393 and $973,991 for the nine months ended September 30, 2013 and 2012, respectively.  The lower net loss was due to lower operating expenses.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

From July 2, 2013 through October 10, 2013, $361,283 in principal pursuant to convertible debenture notes was converted by note holders into 704,506,703 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

On July 16, 2013, the Company entered into a convertible debenture note in the amount of $32,500 that carries an interest rate of 8% per annum with a maturity of 9 months, and that entitles the note holder to convert the outstanding principal amount and interest into common stock at a conversion price at a 42% discount from the lowest average trading price in the ten days prior to the day that the note holder requests conversion.

On July 31, 2013, the Company entered into a convertible debenture note in the amount of $81,000 that carries an interest rate of 12% per annum with a maturity of 1 year, and that entitles the note holder to convert the outstanding principal amount and interest into common stock at a conversion price at a 45% discount from the lowest average trading price in the three days prior to the day that the note holder requests conversion.

On August 31, 2013, the Company entered into a convertible debenture note in the amount of $79,200 that carries an interest rate of 12% per annum with a maturity of 1 year, and that entitles the note holder to convert the outstanding principal amount and interest into common stock at a conversion price at a 45% discount from the lowest average trading price in the three days prior to the day that the note holder requests conversion.

On September 30, 2013, the Company entered into a convertible debenture note in the amount of $82,300 that carries an interest rate of 12% per annum with a maturity of 1 year, and that entitles the note holder to convert the outstanding principal amount and interest into common stock at a conversion price at a 45% discount from the lowest average trading price in the three days prior to the day that the note holder requests conversion.

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

SITOA GLOBAL INC.
November 8, 2013	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.