Form 10-Q/A
period 2013-09-30
Sitoa Global Inc.
filed 2013-11-12
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

ii

Explanatory Note

Sitoa Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 8, 2013 (the “Original Filing Date”), for the sole purpose of marking that the Company is not a shell on the cover page.  This was inadvertently checked in the previous filing and all other information is the same.

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

SITOA GLOBAL INC.
November 12, 2013	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.