Form 10-K
period 2013-12-31
Sitoa Global Inc.
filed 2014-03-27
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2013

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to   to

Commission File Number:  000-51815

SERATOSA INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sino Favour Centre, Suite 1203 1 On Yip Street, Chaiwan Hong Kong HKSAR
(Address of principal executive offices, including Zip Code)

(408) 548-7520 (Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.00001 par value (the “Common Stock”).

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

[   ] Yes

[X] No

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCQB Market) was approximately $0.3 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 492,056 shares of the registrant’s common stock outstanding as of March 27, 2014.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to:

•

“Seratosa,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Seratosa Inc.

•

“SEC” are to the United States Securities and Exchange Commission;

•

“Securities Act” are to the Securities Act of 1933, as amended;

•

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States; and

•

“China,” “Chinese” and “PRC” are to the People’s Republic of China.

Available Information

The Company’s website is www.seratosa.com, where information about the Company may be reviewed and obtained.  In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

v

PART I

ITEM 1. BUSINESS

Overview

Seratosa specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.  The Company has been hosting two e-commerce solutions:

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

We service 4-GS and ZBL Cybermarketing under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011 and extended by an additional two years on June 13, 2013.

Our corporate headquarters are located at Sino Favour Centre, Suite 1203, 1 On Yip Street, Chaiwan, Hong Kong HKSAR and our telephone number is (408) 548-7520.  Although we maintain a website at www.seratosa.com, we do not intend that information available on our website be incorporated into this filing.

Our Growth Strategy

We aim to position ourselves as a provider in e-commerce solutions and services.  We have identified the following factors critical to the achievement of this goal:

•

Enable our current customers to continue growing their e-commerce business

•

Continue utilizing our efficient cost structure, and source technical and engineering personnel in Asia for servicing our customers.

•

Develop new technologies and service products.

•

Identify opportunities to acquire technologies or companies to accelerate the growth of the Company.

Growth of the E-Commerce Industry

We believe that there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside.  We believe that the Company will be able to participate in the growth of the e-commerce industry be leveraging its current business model.

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

Employees

The Company outsources technical and engineering personnel in Asia to develop e-commerce solutions and provide ongoing hosting services to its customers. Competition for qualified personnel in the industry is intense. The Company’s future success will depend, in part, on its continued ability to attract and retain qualified personnel.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at Sino Favour Centre, Suite 1203, 1 On Yip Street, Chaiwan, Hong Kong HKSAR.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 10,000,000,000 shares of Common Stock, at a par value $0.00001 per share.  The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.

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

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2013	$0.00	$0.00
September 30, 2013	$0.00	$0.00
June 30, 2013	$0.00	$0.00
March 31, 2013	$0.00	$0.00
December 31, 2012	$0.01	$0.00
September 30, 2012	$0.08	$0.08
June 30, 2012	$0.09	$0.09
March 31, 2012	$0.14	$0.13

As of March 20, 2014, the Company’s Common Stock closed at a price of $0.69.

Holders

As of March 27, 2014, there are 492,056 shares of Common Stock issued and outstanding held by 181 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

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

Recent Sales of Unregistered Securities

From January 7, 2013 through December 3, 2013, $876,318 in principal pursuant to convertible debenture notes was converted by note holders into 174,502 shares of the Company’s common stock. We believe that the issuances were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued without involving a public offering and Regulation D promulgated thereunder.

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

On November 21, 2013, we issued 250,000 shares of our common stock to Soconison Ventures due to the closing of our private placement for total gross proceeds of $250,000.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, as the securities were issued to the Investor through an offshore transaction which was negotiated and consummated outside of the United States.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

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

Overview

Seratosa specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.  The Company has been hosting two e-commerce solutions:

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

We service 4-GS and ZBL Cybermarketing under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011 and extended by an additional two years on June 13, 2013.

Plan of Operations

The Company believes that it can participate in the growth of e-commerce as a provider of e-commerce solutions and services.  The Company expects to continue utilizing its technology and efficient cost structure, and source technical and engineering personnel in Asia for servicing its customers.  The Company is also pursuing initiatives to identify opportunities to acquire technologies or companies that can accelerate the growth of the Company.

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

For the Fiscal Year Ended December 31, 2013

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2013 have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  Potential sources of revenues are our two customers for whom we are currently hosting e-commerce solutions.  Our other source for cash at this time is investments by others in the Company.

On December 31, 2013, we had a working capital deficit of $138,995 compared with a working capital of $354,349 on December 31, 2012. The decrease is primarily due to a decrease of our cash as a result of our net loss.  Operating activities used $624,559 in cash in the twelve months ended December 31, 2013.  Investing activities provided $163,320 in the twelve months ended December 31, 2013.  Financing activities provided $452,500 in the twelve months ended December 31, 2013.

We expect to continue utilizing our personnel in Asia for servicing our customers.  In order to accelerate the growth of the Company, we will also consider raising additional funding from investors.

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

We earned revenue from providing hosting and integration services to 4-GS, Ltd. and ZBL Cybermarketing, Ltd.  We charge 4-GS and ZBL Cybermarketing monthly integration and hosting fees. The fee arrangement with the two customers is covered under the strategic partnership agreement with Soconison Technology Ventures, dated July 11, 2011 and extended by an additional two years on June 13, 2013.  Soconison Technology Ventures is a shareholder in 4-GS and ZBL Cybermarketing.

Results of Operation for the Fiscal Year ended December 31, 2013

Service Revenue

Service Revenues were $2,202,193 and $4,268,379 for the twelve months ended December 31, 2013 and 2012, respectively.  The decrease is due to a loss of three previous customers and decreased e-commerce traffic and revenue.

Cost of Service

Cost of Service was $2,078,234 and $4,398,145 for the twelve months ended December 31, 2013 and 2012, respectively.  The decrease is due to a loss of three previous customers and decreased e-commerce traffic.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $1,365,034 and $828,635 for the twelve months ended December 31, 2013 and 2012, respectively.  The increase was caused by an upgrade of the Company’s internal data management and catalog systems.

Stock-based compensation:  Stock-based compensation expenses were $0 and $383,333 for the twelve months ended December 31, 2013 and 2012, respectively.  The decrease is due to the end of share option vesting.

Net Loss

The Company had a net loss of $1,220,765 for the twelve months ended December 31, 2013 as compared to a net loss of $1,338,801 for the twelve months ended December 31, 2012.  The decrease is due to lower cost of service.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERATOSA INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2013 and 2012	F-2

Statements of Operations for year ended December 31, 2013 and 2012	F-3

Statements of Cash Flows for the year ended December 31, 2013 and 2012	F-4

Statements of Stockholders' Deficit for the year ended December 31, 2013 and 2012	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seratosa, Inc.

We have audited the accompanying balance sheets of Seratosa, Inc. (the “Company”), as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 27 March, 2014

SERATOSA INC.
(Formerly known as Sitoa Global Inc.)
Balance Sheets

	December 31	December 31
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	296,916	305,655
Short term investments	-	158,694
Total current assets	296,916	464,349

Equipment, net (Note 2)	-	3,333

Total assets	$296,916	$467,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$392,911	$70,000
Accounts payable and other accruals	43,000	40,000
Total current liabilities	435,911	110,000
NON-CURRENT LIABILITIES
Convertible Debentures	$-	$402,230

Total liabilities	435,911	512,230

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 429,317 shares as of December 31, 2013 and 4,815 shares as of December 31, 2012	138,719	96,292
Additional paid-in capital	35,900,419	35,041,528
Subscriptions received	1,765,855	1,540,855
Accumulated deficit	(37,943,988)	(36,723,223)
Total stockholders' deficit	(138,995)	(44,548)

Total liabilities and stockholders' equity	$296,916	$467,682

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
(Formerly known as Sitoa Global Inc.)
Statements of Operations

	Year Ended December 31,
	2013	2012

Service Revenue	$2,202,193	$4,268,379
Cost of Service	2,078,234	4,398,145
Gross Profit (loss)	123,959	(129,766)

Other Income	20,310	2,933
Gross Income	144,269	(126,833)

Operating Expenses
General and administrative	1,361,701	825,302
Depreciation	3,333	3,333
Stock-based compensation (Note 3)	-	383,333
Total Operating Expenses	1,365,034	1,211,968

Loss from Operations	(1,220,765)	(1,338,801)

Provision for income taxes	-	-
Net Loss	$(1,220,765)	$(1,338,801)

Net loss per common share - basic and fully diluted:	(15)	(398)

Weighted average number of basic and fully diluted common shares outstanding	84,069	3,362

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
(Formerly known as Sitoa Global Inc.)
Statements of Cash Flows

	Year Ended December 31
	2013	2012

Cash flows from operations:
Loss from continuing operations	$(1,220,765)	$(1,338,801)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value gain on trading securities	-	(1,233)
Depreciation expense	3,333	3,333
Dividend income	(3,426)	-
Gain on disposal of investments	(1,201)	-
Stock compensation expensed	-	383,333
Board compensation expensed	-	20,000
Issuance of common stock for service received	-	150,000
Issuance of convertible debenture	594,500	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	3,000	91,347
Net cash used in operations	(624,559)	(692,021)

Investment activities:
Dividend received	3,426	-
Sales proceeds from disposal of investments	322,924	-
Purchases of trading securities	(163,030)	(157,461)
Net cash provided by / (used in) investment activities	163,320	(157,461)

Financing activities:
Share subscriptions received	250,000	1,114,764
Issuance of convertible debentures	202,500	-
Net cash provided by financing activities	452,500	1,114,764

Net (decreased) / increased in cash	(8,739)	265,282

Balances per prior period balance sheet	305,655	40,373
Ending balances	$296,916	$305,655

Non-cash transactions
Conversion of debt to equity	$876,319	$459,230
Issuance of common stock for services received	$-	$150,000

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
(Formerly known as Sitoa Global Inc.)
Statements of Stockholders' Equity

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2011	26,871,131	$ 53,743	$ 34,417,161	$ 442,674	$ (35,384,422)	$ (470,844)

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	10,666,666	21,333	165,250	1,098,181	-	1,284,764
Shares issued pursuant to conversion of convertible debentures	10,608,135	21,216	75,784	-	-	97,000
Stock-based compensation	-	-	383,333	-	-	383,333
Net (loss) for the period	-	-	-	-	(1,338,801)	(1,338,801)

Balance December 31, 2012	48,145,932	$ 96,292	$ 35,041,528	$ 1,540,855	$ (36,723,223)	$ (44,548)

Shares issued pursuant to conversion of debt to equity	1,742,670,734	17,427	858,891	-	-	876,318
Shares issued pursuant to private placement	2,500,000,000	25,000	-	225,000	-	250,000
Effect of reverse split from 10,000 shares to 1 share	(4,290,387,349)	-	-	-	-	-
Net (loss) for the period	-	-	-	-	(1,220,765)	(1,220,765)

Balance December 31, 2013	429,317	$ 138,719	$ 35,900,419	$ 1,765,855	$ (37,943,988)	$ (138,995)

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.  The Company currently hosts two e-commerce solutions.

These financial statements of Seratosa Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses during 2013 amounting to $1,220,765, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company believes that it can continue to receive revenues from its customers.  The Company expects to continue utilizing its cost structure by sourcing personnel in Asia for servicing its customers.  In order to accelerate the growth of the Company, it will also consider raising additional funding from investors.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

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

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

Notes to Financial Statements

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

REVERSE SPLIT

On December 17, 2013, we effected a 1-for-10,000 reverse stock split of our outstanding common stock. As a result of the reverse stock split every 10,000 shares of our common stock were converted into 1 share of our common stock.  Immediately after the reverse split we had 429,317 shares of our common stock outstanding.  All share and per share related amounts in this report have been restated retrospectively to reflect the reverse split.

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

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

Notes to Financial Statements

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operation. Accrued interest and penalties are included within the related tax liability in the balance sheets.

NEW ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. ACCOUNTS PAYABLE AND OTHER ACCRUALS

Accounts payable and other accruals consisted of the following:

	As of December 31,
	2013	2012
Related party liabilities	$12,000	-
Professional fees payable	$31,000	$40,000
	$43,000	$40,000

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

Notes to Financial Statements

4. CONVERTIBLE DEBENTURES

As of December 31, 2013, the Company had convertible debentures in the amount of $392,911 outstanding.  The note holders are entitled to convert the outstanding principal amount into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the conversion.  The convertible notes have been valued by an independent valuer.  The fair value of the convertible notes is approximated to its carrying amounts.

5. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 10,000,000,000 shares with a par value of $0.00001 each.

Debt-to-Equity Conversions

From January 7, 2013 through December 3, 2013, $876,318 in principal pursuant to convertible debenture notes was converted by note holders into 174,502 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of December 31, 2013, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2013 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.76	4.3	$0
Less: Options cancelled	3,000,000	0.30	0.60		$0
Less: Options expired	37,500	1.20	0.80		$0
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0
Options Outstanding, December 31, 2013	410,000	0.83	2.02	1.1	$0

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

Notes to Financial Statements

All options outstanding are fully vested as of December 31, 2013.  No new options were granted in the fiscal year 2013.

The stock-based compensation expense for the years ended December 31, 2013 and 2012 as follows:

	December 31,
	2013	2012
Stock-based compensation	$0	$383,333

The 410,000 options outstanding as of December 31, 2013 have a weighted average remaining contractual term of 1.1 years.

6. INCOME TAXES

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured if it's more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what which would be expected by applying the effective rates to net income (loss) as follows:	2013	2012
Deferred Tax Assets
Net (loss) for the year	$(1,220,765)	$(1,338,801)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expense (recovery) based on effective rates	(485,864)	(532,843)
Stock based compensation	-	152,567
Effect of temporary differences	-	-
Effect of change in tax rate	-	-
Tax losses carryforward deferred	485,864	380,276

Corporate Income Tax expense (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling approximately $3,097,000 (2012: 1,870,000) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2013 and 2012 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2013	2012
Net operating loss carryforwards	$ 3,097,233	$ 1,876,468
Accruals and reserves	875,756	875,756
	3,972,989	2,752,224
Statutory tax rate	39.8%	39.8%
Deferred tax asset	1,581,250	1,095,385
Valuation allowance	(1,581,250)	(1,095,385)
Net deferred tax asset	-	-

SERATOSA INC.

(Formerly known as Sitoa Global Inc.)

Notes to Financial Statements

7. SEGMENT REPORTING INFORMATION

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

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after December 31, 2013 through the date of the financial statements were issued and filed with this Form 10-K.  During the year, the Company did not have any material recognizable subsequent events.

9. RELATED PARTY TRANSACTION

The Company had the following related party transactions during the year and balance at the year ended:

	Related party			2013	2012
Name of parties	relationship	Nature		$	$

Soconison Ventures Ltd	Holding company	Sales to	(i)	36,430	--

(i) Sales to holding company were charged on an arm’s length basis.

10. HOLDING COMPANY

The directors regard Soconison Ventures Ltd, a company incorporated offshore, as being the holding company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of James Wang, our Chief Executive and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2013.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 27, 2014:

Name	Age	Positions and Offices Held
James Wang	50	President, Chief Executive and Financial Officer and Director
Philip Ka	44	Director and Secretary

James Wang (age 50) has been President & Chief Executive and Financial Officer of the Company since December 20, 2012, and a director of the Company since March 1, 2012.  He was previously a Managing Director of Soconison Technology Ventures, a venture capital firm focused on technology, media and telecom investments, since October 2003.  He is a twenty-five year veteran of technology investing and entrepreneurship and began his career at First Boston as a NASDAQ trader in fledgling companies, incl. Intel, Apple Computer, Microsoft and Lotus Development.  He later transitioned to technology investment banking where he arranged over $800 million in funding for companies in semiconductors, data storage and programmable logic.  Since the mid-1990's Mr. Wang has worked in Silicon Valley as an angel investor and has also started several companies, including a micro storage device company which was sold to Maxtor, and a Storage Area Networking company that was sold to Lucent.  He holds a MS in Computer Science from MIT and a MBA from UCLA.

Philip Ka (age 44) has been the Senior Vice President of CY Oriental Holdings Ltd. since 2001.  From 1996 to 2001, Mr. Ka was the Managing Director of Powerlot (Pacific) Ltd., a privately owned company, during which he initiated, organized and supervised the business of the company with over 500 staff members.  Powerlot is engaged in the business of garment manufacturing, logistics, telecommunications, and international trade with annual revenue exceeding $50 million in 2001. Mr. Ka graduated from Shanghai Teacher’s University in Shanghai in 1991 with a bachelors of Science.

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

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Philip Ka and James Wang.  Mr. Ka is the Chairman of the Audit Committee.  Mr. Wang is considered an interested member of the audit committee as Mr. Wang is the President and CEO of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
James Wang President, CEO & Director	2013 2012	$12,000 -	- -	- -	- -	- -	$12,000 -

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2013 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

The Company entered into an executive employment agreement with Mr. Wang, dated as of December 20, 2012, pursuant to which, the Company is obligated to pay Mr. Wang a monthly salary of $1,000.  The employment agreement ends after two years on December 19, 2014 and shall renew automatically for subsequent one-year periods.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2013 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred Compensation earnings ($)	All other Compensation ($)	Total ($)
Philip Ka	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2014 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Seratosa Inc., Sino Favour Centre, Suite 1203, 1 On Yip Street, Chaiwan, Hong Kong HKSAR.

As of the Determination Date, there are 492,056 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
James Wang	Director	4,000	0.8%
Philip Ka	Director	5,000	1.0%
Soconison Ventures Ltd.	Holding company	250,000	50.8%
Asher Enterprises Inc.	Shareholder	41,034	8.3%
Directors and Officers as a group (2 persons)		9,000	1.8%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2013 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2013	$31,000	-	-	-
2012	$49,000	-	-	-

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

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed on November 27, 2013)
4.1	Share Purchase Agreement for 250,000 common shares of the Company issued to Soconison Ventures (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on November 25, 2013)
10.1

Executive Employment Agreement, dated December 20, 2012, by and between the Company and Mr. James Wang (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 21, 2012)

31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2014.

SERATOSA INC. (Registrant)
By: /s/ James Wang
James Wang
President and Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Wang James Wang	President and Chief Executive and Chief Financial Officer	March 27, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed on November 27, 2013)
4.1	Share Purchase Agreement for 250,000 common shares of the Company issued to Soconison Ventures (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on November 25, 2013)
10.1

Executive Employment Agreement, dated December 20, 2012, by and between the Company and Mr. James Wang (incorporation by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 21, 2012)

31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
*	Filed herewith