Form 10-Q
period 2014-03-31
Seratosa Inc.
filed 2014-05-07
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2014
Common stock, $0.00001 par value	520,271

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERATOSA INC.
Condensed Balance Sheets

	March 31	December 31
	2014	2013
	(Unaudited)	(I)
ASSETS
Current assets
Cash and cash equivalents	253,632	296,916
Total current assets	253,632	296,916

Total assets	$253,632	$296,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible Debentures	$390,411	$392,911
Accounts payable and other accruals	32,000	43,000
Total current liabilities	422,411	435,911

Total liabilities	422,411	435,911

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 429,317 shares as of December 31, 2013 and 4,815 shares as of December 31, 2012	138,719	138,719
Additional paid-in capital	35,902,919	35,900,419
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(37,976,272)	(37,943,988)
Total stockholders' deficit	(168,779)	(138,995)

Total liabilities and stockholders' equity	$253,632	$296,916

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Service Revenue	$789,020	$883,873
Cost of Service	542,895	629,114
Gross Profit (Loss)	246,125	254,759

Operating Expenses
General and administrative	278,409	226,432
Depreciation	-	833
Total Operating Expenses	278,409	227,265

Loss from Operations	(32,284)	27,494

Provision for income taxes	-	-
Net Income (Loss)	$(32,284)	$27,494

Net Income (Loss) per common share - basic and fully diluted:	(0)	4

Weighted average number of basic and fully diluted common shares outstanding	448,970	7,474

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(32,284)	$27,494
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	833
Changes in operating assets and liabilities:
Accounts payable and other accruals	(11,000)	-
Net cash used in operations	(43,284)	28,327

Investment activities:
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Share subscriptions received	-	-
Issuance of convertible debentures	-	50,000
Net cash provided by financing activities	-	50,000

Net (decreased) / increased in cash	(43,284)	78,327

Balances per prior period balance sheet	296,916	464,349
Ending balances	$253,632	$542,675

Non-cash transactions
Conversion of convertible debenture to equity	$2,500	$153,000

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

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees including revenue shares.  The Company currently hosts three existing e-commerce solutions.

These financial statements of Seratosa Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company experienced losses since January 1, 2011 and has negative working capital as of March 31, 2014, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

SERATOSA INC.

Notes to interim Financial Statements

 (Unaudited)

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

SERATOSA INC.

Notes to interim Financial Statements

 (Unaudited)

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

Debt-to-Equity Conversions

From January 1, 2014 through March 31, 2014, $2,500 in principal pursuant to convertible debenture notes was converted by note holders into 21,869 shares of the Company’s common stock.

SERATOSA INC.

Notes to interim Financial Statements

 (Unaudited)

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of March 31, 2014, there are 24,750,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the three months ended March 31, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2013	410,000	0.83	2.02	1.1	$0
Less: Options expired	160,000	1.20	0.80		$0
Options Outstanding, March 31, 2014	250,000	0.60	2.80	1.4	$0

All options outstanding are fully vested as of March 31, 2014.  No new options were granted during the nine months ended March 31, 2014.

The 250,000 options outstanding as of March 31, 2014 have a weighted average remaining contractual term of 1.4 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $15,000 of accrued salaries due to the Company’s Chief Executive Officer as of March 31, 2014 compared to $12,000 as of December 31, 2013.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after March 31, 2014 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•

“Seratosa” the “Company,” “we,” “us,” or “our,” are to the business of Seratosa Inc., a Delaware corporation;

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

2.

ZBL Cybermarketing, Ltd. is a Search Engine Marketing (SEM) and Search Engine Optimization (SEO) provider and utilizes the Company’s e-commerce solutions to identify and engage targeted consumer segments and optimize purchase conversions.

3.

iMedia, Ltd. is a mobile advertising platform that enables online vendors to reach and engage its customer audience through mobile ads and apps.

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2013 have issued a going concern opinion as per our most recent Form 10-K.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  We believe that we can generate revenues as a provider of e-commerce solutions and services.  Our other source for cash at this time is investments by others in the Company.  We may need to raise cash to fully implement our projects and stay in business.

On March 31, 2014, we had negative working capital of $168,779 compared with negative working capital of $138,995 on December 31, 2013. The decrease in working capital is due to our net loss.  Operating activities used $43,284 in cash in the three months ended March 31, 2014.  Investing activities provided $0 in the three months ended March 31, 2014.  Financing activities provided $0 in the three months ended March 31, 2014.

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

Results of Operation

Service Revenue

Service Revenue was $789,020 and $883,873 for the three months ended March 31, 2014 and 2013, respectively.  The decrease is due to recognizing lower revenue from our customers.

Cost of Service

Cost of Service was $542,895 and $629,114 for the three months ended March 31, 2014 and 2013, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $278,409 and $226,432 for the three months ended March 31, 2014 and 2013, respectively.  The increase was caused by an upgrade of the Company’s internal data management and catalog systems.

Net Loss

The Company had a net loss of $32,284 and net income of $27,494 for the three months ended March 31, 2014 and 2013, respectively.  The net loss was due to higher operating expenses related to the Company’s upgrade of its internal data management and catalog systems.

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

None

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

SERATOSA INC.
May 7, 2014	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.