Form 10-Q
period 2014-06-30
Seratosa Inc.
filed 2014-08-12
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____ to ______

Commission File Number: 000-51815

SERATOSA INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sino Favour Centre, Suite 1203 1 On Yip Street, Chaiwan Hong Kong HKSAR
(Address of principal executive offices, including Zip Code)
+86 (21) 5027 3720 (Registrant’s telephone number, including area code)

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2014
Common stock, $0.00001 par value	11,675,123

F-ii

TABLE OF CONTENTS

Part I – Financial Information 1

Item 1. Financial Statements

1

Item 2. Management’s Discussion and Analysis or Plan of Operation

2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

4

Item 4. Controls and Procedures

4

Part II – Other Information 5

Item 1. Legal Proceedings

5

Item 1A. Risk Factors

5

Item 2. Recent Unregistered Sales of Equity Securities

5

Item 3. Exhibits

6

PART I – FINANCIAL INFORMATION

SERATOSA INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet at June 30, 2014 (unaudited) and December 31, 2013	F-1

Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

ITEM 1. FINANCIAL STATEMENTS

SERATOSA INC.
Condensed Balance Sheets

	June 30	December 31
	2014	2013
	(Unaudited)	(I)
ASSETS

Current assets
Cash and cash equivalents	304,023	296,916
Total current assets	304,023	296,916
Total assets	$304,023	$296,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$369,977	$392,911
Accounts payable and other accruals	35,000	43,000
Total current liabilities	404,977	435,911
Total liabilities	404,977	435,911

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 11,623,200 shares as of June 30, 2014 and 429,317 shares as of December 31, 2013	138,720	138,719
Additional paid-in capital	36,028,851	35,900,419
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(38,034,381)	(37,943,988)
Total stockholders' deficit	(100,954)	(138,995)

Total liabilities and stockholders' equity	$304,023	$296,916

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$928,570	$806,700	$1,717,590	$1,690,573
Cost of Service	536,260	802,940	1,079,155	1,432,054
Gross Profit (Loss)	392,310	3,760	638,435	258,519

Operating Expenses
General and administrative	450,419	504,425	728,828	710,857
Depreciation	-	833	-	1,667
Total Operating Expenses	450,419	505,258	728,828	712,523

Income (Loss) from Operations	(58,109)	(501,498)	(90,393)	(454,004)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(58,109)	$(501,498)	$(90,393)	$(454,004)

Net Income (Loss) per common share - basic and fully diluted:	(0.01)	(26)	(0.03)	(34)

Weighted average number of basic and fully diluted common shares outstanding	6,115,085	19,094	3,524,519	13,316

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from continuing operations	$(90,393)	$(438,449)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,667
Share issuance expense pursuant to software purchase	105,500	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	(8,000)	318,000
Net cash used in operations	7,107	(118,783)

Investment activities:
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Share subscriptions received	-	-
Convertible debentures received	-	170,000
Net cash provided by financing activities	-	170,000

Net (decreased) / increased in cash	7,107	51,217

Balances per prior period balance sheet	296,916	464,349
Ending balances	$304,023	$515,565

Non-cash transactions
Conversion of convertible debenture to equity	$20,434	$300,198

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

The Company experienced losses since January 1, 2011 and has negative working capital as of June 30, 2014, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any interim or future period.

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

SERATOSA INC.

Notes to interim Financial Statements

 (Unaudited)

provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.  We account for our multi-element arrangements, such as instances where we design a custom website and separately offer other services such as hosting, which are recognized over the period for when services are performed.

COST OF SERVICE

Cost of service results from sourcing technical and engineering personnel in Asia on an hourly or project basis in order to develop e-commerce solutions and provide ongoing hosting services to individual customers.  The Company utilizes an outsourced staffing firm with offices in Asia.

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

Debt-to-Equity Conversions

From April 1, 2014 through June 30, 2014, $20,434 in principal pursuant to convertible debenture notes was converted by note holders into 622,014 shares of the Company’s common stock.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of June 30, 2014, there are 24,750,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the three months ended June 30, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, March 31, 2014	250,000	0.60	2.80	1.4	$0

Options Outstanding, June 30, 2014	250,000	0.60	2.80	1.2	$0

All options outstanding are fully vested as of June 30, 2014.  No new options were granted during the three months ended June 30, 2014.

The 250,000 options outstanding as of June 30, 2014 have a weighted average remaining contractual term of 1.2 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $18,000 of accrued salaries due to the Company’s Chief Executive Officer as of June 30, 2014 compared to $15,000 as of March 31, 2014.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after June 30, 2014 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

On June 30, 2014, we had negative working capital of $100,954 compared with negative working capital of $138,995 on December 31, 2013. The increase in working capital is due to our reduced net loss.  Operating activities generated $7,107 in cash in the three months ended June 30, 2014.  Investing activities provided $0 in the three months ended June 30, 2014.  Financing activities provided $0 in the three months ended June 30, 2014.

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

Results of Operation

Service Revenue

Service Revenue was $928,570 and $806,700 for the three months ended June 30, 2014 and 2013, respectively.  The increase is due to recognizing higher revenue from our customers.

Cost of Service

Cost of Service was $536,260 and $802,940 for the three months ended June 30, 2014 and 2013, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $450,419 and $505,258 for the three months ended June 30, 2014 and 2013, respectively.  The decrease was caused by more effective cost management.

Net Loss

The Company had a net loss of $58,109 and net income of $501,498 for the three months ended June 30, 2014 and 2013, respectively.  The decrease in net loss was due to increased revenue and more effective cost management.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

On May 15, 2014, Seratosa Inc. (the “Company”) entered into a Software License Agreement with SSWA Software Ltd. (“SSWA”), pursuant to which SSWA granted the Company, an exclusive license to deploy, utilize and market SSWA’s computer software programs owned by SSWA, which are known collectively as the SSWA Network and Platform for the use of creating, managing and coordinating e-commerce channels and transactions (the “Technology”). The license is granted for a 10-year term and may be extended by another 5 years upon mutual consent of the parties.  As consideration for its licensing of the Technology, the Company agreed to (a) issue and deliver to SSWA a one time, up-front License Fee of 10,000,000 shares of common stock of the Company, payable upon signing of the Software License Agreement, and (b) pay SSWA a 3% transaction fee on the gross commercial sales of all goods and services sold through the Technology deployed by the Company worldwide.

We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, as the securities were issued to the SSWA through an offshore transaction which was negotiated and consummated outside of the United States.

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

SERATOSA INC.
August 12, 2014	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.