Form 10-Q
period 2014-09-30
Seratosa Inc.
filed 2014-11-19
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  _____

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

[   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2014
Common stock, $0.00001 par value	16,372,837

ii

TABLE OF CONTENTS

Part I – Financial Information 1

Item 1. Financial Statements

1

Item 2. Management’s Discussion and Analysis or Plan of Operation

8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

10

Item 4. Controls and Procedures

10

Part II – Other Information 11

Item 1. Legal Proceedings

11

Item 1A. Risk Factors

11

Item 2. Recent Unregistered Sales of Equity Securities

11

Item 3. Exhibits

11

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERATOSA INC.
Condensed Balance Sheets

	September 30	December 31
	2014	2013
	(Unaudited)	(I)
ASSETS

Current assets
Cash and cash equivalents	$304,023	$296,916
Total current assets	304,023	296,916

Total assets	$304,023	$296,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$370,366	$392,911
Accounts payable and other accruals	35,000	43,000
Total current liabilities	405,366	435,911
Total liabilities	405,366	435,911

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each Issued and outstanding 16,372,837 shares as of September 30, 2014 and 429,317 shares as of December 31, 2013	138,219	138,719
Additional paid-in capital	36,121,787	35,900,419
Subscriptions received	1,774,732	1,765,855
Accumulated deficit	(38,136,081)	(37,943,988)
Total stockholders' equity	(101,343)	(138,995)

Total liabilities and stockholders' equity	$304,023	$296,916

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$383,821	$366,550	$2,432,842	$2,057,123
Cost of Service	398,240	401,930	2,048,264	1,833,984
Gross Profit	(14,419)	(35,380)	384,578	223,139

Operating Expenses
General and administrative	175,435	253,730	732,345	969,342
Depreciation	833	833	2,500	2,500
Stock-based compensation (Note 3)	-	-	-	-
Total Operating Expenses	176,268	254,564	734,845	971,842

Loss from Operations	(190,687)	(289,944)	(350,267)	(748,703)

Dividend income	-	-	-	3,426
Gain on exchange difference	-	-	-	10,927
Gain on disposal of investments	-	-	-	1,201
Sundry income	-	-	-	4,755
Interest Income	-	-	-	1

Loss before provisions for income taxes	(190,687)	(289,944)	(350,267)	(728,393)

Provision for income taxes	-	-	-	-
Net Loss	$(190,687)	$(289,944)	$(350,267)	$(728,393)

Net loss per common share - basic and fully diluted:
Net loss for the year	(0.02)	(4.38)	(0.07)	(23.38)

Weighted average number of basic and fully diluted common shares outstanding	8,325,823	66,249	4,932,523	31,154

The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(350,267)	$(728,393)
Adjustment to reconcile gain/net loss to net cash used in operating activities:
Depreciation expense	2,500	2,500
Dividend income	-	(3,426)
Gain on disposal of investments	-	(1,201)
Stock compensation expensed	-	-
Board compensation expensed	-	-
Advisory fees expensed	-	-
Convertible debentures	362,874	594,500
Changes in operating assets and liabilities:
License fee receivables	-	-
Accounts payable and other accruals	(8,000)	(31,000)
Net cash used in operations	7,107	(167,020)

Investment activities:
Dividend received	-	3,426
Purchase of investments	-	(163,030)
Sales proceeds from disposal of investments	-	322,924
Net cash generated from investment activities	-	163,320

Financing activities:
Share subscriptions received	-	-
Issuance of convertible debentures	-	202,500
Net cash provided by financing activities	-	202,500

Net increase in cash	7,107	198,801

Balances per prior period balance sheet	296,916	305,655
Ending balances	$304,023	$504,456

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

The Company experienced losses since January 1, 2011 and has negative working capital as of September 30, 2014, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any interim or future period.

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

SERATOSA INC.

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

SERATOSA INC.

Notes to interim Financial Statements

 (Unaudited)

The stock options generally vest on a monthly basis over a two-year to three-year period, and have a five year life.

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of September 30, 2014, there are 24,750,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the three months ended September 30, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, June 30, 2014	250,000	0.60	2.80	1.2	$0
Options Outstanding, September 30, 2014	250,000	0.60	2.80	1.0	$0

All options outstanding are fully vested as of September 30, 2014.  No new options were granted during the three months ended September 30, 2014.

The 250,000 options outstanding as of September 30, 2014 have a weighted average remaining contractual term of 1.0 years.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $21,000 of accrued salaries due to the Company’s Chief Executive Officer as of September 30, 2014 compared to $18,000 as of June 30, 2014.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after September 30, 2014 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

On September 30, 2014, we had negative working capital of $101,343 compared with negative working capital of $138,995 on December 31, 2013. The increase in working capital is due to our reduced net loss.  Operating activities generated $7,107 in cash in the three months ended September 30, 2014.  Investing activities provided $0 in the three months ended September 30, 2014.  Financing activities provided $0 in the three months ended September 30, 2014.

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

Results of Operation

Service Revenue

Service Revenue was $383,821 and $366,550 for the three months ended September 30, 2014 and 2013, respectively.  The increase is due to recognizing higher revenue from our customers.

Cost of Service

Cost of Service was $398,240 and $401,930 for the three months ended September 30, 2014 and 2013, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $175,435 and $253,730 for the three months ended September 30, 2014 and 2013, respectively.  The decrease was caused by more effective cost management.

Net Loss

The Company had a net loss of $190,687 and $289,944 for the three months ended September 30, 2014 and 2013, respectively.  The decrease in net loss was due to increased revenue and more effective cost management.

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

SERATOSA INC.
November 19, 2014	/s/ James Wang James Wang President, Chief Executive and Financial Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.