Form 10-K/A
period 2013-12-31
Seratosa Inc.
filed 2015-01-26
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended December 31, 2013, for the purposes of providing the audit report for the year ended December 31, 2012. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERATOSA INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 and F-2

Balance Sheets at December 31, 2013 and 2012	F-3

Statements of Operations for year ended December 31, 2013 and 2012	F-4

Statements of Cash Flows for the year ended December 31, 2013 and 2012	F-5

Statements of Stockholders' Deficit for the year ended December 31, 2013 and 2012	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seratosa Inc.

We have audited the accompanying balance sheets of Seratosa Inc. (the “Company”), as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January, 2015.

SERATOSA INC. (Registrant)
By: /s/ Brent Suen
Brent Suen
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Suen Brent Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	January 26, 2015