Form 10-Q/A
period 2014-06-30
Seratosa Inc.
filed 2015-01-26
CIK 1335112

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

i

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

Explanatory Note

We are filing this Amendment No.1 to our Form 10-Q for the period ended June 30, 2014, for the purposes of providing management's conclusion regarding the effectiveness of the disclosure control and procedures for the period and revising management's certifications.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and our other SEC filings subsequent to the filing of the Original 10-Q.

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

iii

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

1

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

·

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

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

