Form 10-K/A
period 2013-12-31
Seratosa Inc.
filed 2015-02-17
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2013

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to        to  ___

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No.2 to our Form 10-K for the fiscal year ended December 31, 2013, for the purposes of providing the correct audit report for the year ended December 31, 2012. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2015.

SERATOSA INC. (Registrant)
By: /s/ Brent Suen
Brent Suen
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Suen Brent Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	February 17, 2015