Form 10-K
period 2014-12-31
Seratosa Inc.
filed 2015-04-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2014

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ____ to ______

Commission File Number:  000-51815

SERATOSA INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Queens Road Central 11th Floor Hong Kong
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

[   ] Yes

[X] No

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the Pink Sheets Market) was approximately $0.3 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 212,804,675 shares of the registrant’s common stock outstanding as of March 27, 2015.

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

Our corporate headquarters are located at 138 Queens Road Central, 11th Floor, Central, Hong Kong HKSAR and our telephone number is (408) 548-7520.  Although we maintain a website at www.seratosa.com, we do not intend that information available on our website be incorporated into this filing.

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

Transfer Agent

We have engaged Nevada Agency and Trust Company as our stock transfer agent.  Nevada Agency and Trust Company is located at 50 West Liberty Street, Reno, Nevada 89501. Phone: (775) 332-0626.

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

Our common stock is quoted on the Pink Sheets, an over-the-counter electronic quotation system maintained by the OTC Markets. The Pink Sheets is a significantly more limited than a trading market such as the New York Stock Exchange or NASDAQ. The Pink Sheets is a less liquid market for the trading of our common stock by existing and potential stockholders, and so trading of our common stock on the Pink Sheets could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at 138 Queens Road Central, 11th Floor, Central, Hong Kong, HKSAR

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

Market Information

The Company’s Common Stock currently only trades on the Pink Sheets operated by OTC Markets Inc. under the symbol “STOA”.  The Company’s Common Stock commenced trading under this symbol on June 8, 2011, and previously traded under the symbol “SOBM” from March 2, 2007 until June 7, 2011 on the OTC Pink.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2014	$0.00	$0.00
September 30, 2014	$0.00	$0.00
June 30, 2014	$0.00	$0.00
March 31, 2014	$0.00	$0.00
December 31, 2013	$0.00	$0.00
September 30, 2013	$0.00	$0.00
June 30, 2013	$0.00	$0.00
March 31, 2013	$0.00	$0.00

As of March 31, 2015, the Company’s Common Stock closed at a price of $0.0003.

Holders

As of March 27, 2015, there are 212,804,675 shares of Common Stock issued and outstanding held by 181 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended December 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

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

None

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

For the Fiscal Year Ended December 31, 2014

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2014 have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  Potential sources of revenues are our two customers for whom we are currently hosting e-commerce solutions.  Our other source for cash at this time is investments by others in the Company.

On December 31, 2014, we had a working capital deficit of $231,768 compared with a working capital deficit of $138,995 on December 31, 2013. The decrease is primarily due to a decrease of our cash as a result of our net loss.  Operating activities used $174,798 in cash in the twelve months ended December 31, 2014.  Investing activities provided $0 in the twelve months ended December 31, 2014.  Financing activities provided $0 in the twelve months ended December 31, 2014.

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

Results of Operation for the Fiscal Year ended December 31, 2014

Service Revenue

Service Revenues were $2,483,811 and $ 2,202,193 for the twelve months ended December 31, 2014 and 2013, respectively.  The increase is due to slightly increased e-commerce traffic and revenue.

Cost of Service

Cost of Service was $1,711,839 and $ 2,078,234 for the twelve months ended December 31, 2014 and 2013, respectively.  The decrease is due to slightly reduced costs of service concurrent with increase of e-commerce traffic.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $1,027,665 and $ 1,365,034 for the twelve months ended December 31, 2014 and 2013, respectively.

Stock-based compensation:  Stock-based compensation expenses were $0 and $0 for the twelve months ended December 31, 2014 and 2013, respectively.

Net Loss

The Company had a net loss of $255,693 for the twelve months ended December 31, 2014 as compared to a net loss of $ 1,220,765 for the twelve months ended December 31, 2013.  The decrease is due to reduced investing and upgrades to the software platform incurred in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERATOSA INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 and F-2

Balance Sheets at December 31, 2014 and 2013	F-3

Statements of Operations for year ended December 31, 2014 and 2013	F-4

Statements of Cash Flows for the year ended December 31, 2014 and 2013	F-5

Statements of Stockholders' Deficit for the year ended December 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seratosa Inc.

We have audited the accompanying balance sheets of Seratosa Inc. (the “Company”), as of December 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

Hong Kong, 27 March, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sitoa Global, Inc.

We have audited the accompanying balance sheets of Sitoa Global, Inc. (the “Company”), as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 20123  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 26 March, 2014

SERATOSA INC.
Balance Sheets

	December 31	December 31
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	168,223	296,916
Short term investments	-	-
Total current assets	168,223	296,916

Equipment, net (Note 2)	-	-

Total assets	$168,223	$296,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	$-	$392,911
Accounts payable and other accruals	381,991	43,000
Total current liabilities	381,991	435,911
NON-CURRENT LIABILITIES
Convertible Debentures	$-	$-

Total liabilities	381,991	435,911

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 46,256,568 shares as of December 31, 2014 and 429,317 shares as of December 31, 2013	139,177	138,719
Additional paid-in capital	36,080,881	35,900,419
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(38,199,681)	(37,943,988)
Total stockholders' deficit	(213,768)	(138,995)

Total liabilities and stockholders' equity	$168,223	$296,916

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Operations

	Year Ended December 31,
	2014	2013

Service Revenue	$2,483,811	$2,202,193
Cost of Service	1,711,839	2,078,234
Gross Profit (loss)	771,972	123,959

Other Income	-	20,310
Gross Income	771,972	144,269

Operating Expenses
General and administrative	1,027,665	1,361,701
Depreciation	-	3,333
Total Operating Expenses	1,027,665	1,365,034

Loss from Operations	(255,693)	(1,220,765)

Provision for income taxes	-	-
Net Loss	$(255,693)	$(1,220,765)

Net loss per common share - basic and fully diluted:	(0)	(15)

Weighted average number of basic and fully diluted common shares outstanding	13,898,299	84,069

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Cash Flows

	Year Ended December 31
	2014	2013

Cash flows from operations:
Loss from continuing operations	$(255,693)	$(1,220,765)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,333
Dividend income	-	(3,426)
Gain on disposal of investments	-	(1,201)
Issuance of common stock for service received	100,000	-
Issuance of convertible debenture	-	594,500
Changes in operating assets and liabilities:
Accounts payable and other accruals	330,491	3,000
Net cash used in operations	174,798	(624,559)

Investment activities:
Dividend received	-	3,426
Sales proceeds from disposal of investments	-	322,924
Purchases of trading securities	-	(163,030)
Net cash provided by / (used in) investment activities	-	163,320

Financing activities:
Share subscriptions received	-	250,000
Issuance of convertible debentures	-	202,500
Net cash provided by financing activities	-	452,500

Net (decreased) / increased in cash	174,798	(8,739)

Balances per prior period balance sheet	296,916	305,655
Ending balances	$471,714	$296,916

Non-cash transactions
Conversion of debt to equity	$80,920	$876,319
Issuance of common stock for services received	$100,000	$-

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Stockholders' Equity

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2011	26,871,131	$ 53,743	$ 34,417,161	$ 442,674	$ (35,384,422)	$ (470,844)

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	10,666,666	21,333	165,250	1,098,181	-	1,284,764
Shares issued pursuant to conversion of convertible debentures	10,608,135	21,216	75,784	-	-	97,000
Stock-based compensation	-	-	383,333	-	-	383,333
Net (loss) for the period	-	-	-	-	(1,338,801)	(1,338,801)

Balance December 31, 2012	48,145,932	$ 96,292	$ 35,041,528	$ 1,540,855	$ (36,723,223)	$ (44,548)

Shares issued pursuant to conversion of debt to equity	1,742,670,734	17,427	858,891	-	-	876,318
Shares issued pursuant to private placement	2,500,000,000	25,000	-	225,000	-	250,000
Effect of reverse split from 10,000 shares to 1 share	(4,290,387,349)	-	-	-	-	-
Net (loss) for the period	-	-	-	-	(1,220,765)	(1,220,765)

Balance December 31, 2013	429,317	$ 138,719	$ 35,900,419	$ 1,765,855	$ (37,943,988)	$ (138,995)

Shares issued pursuant to conversion of debt to equity	35,827,251	358	80,562	-	-	80,920
Shares issued pursuant to consulting agreement	10,000,000	100	99,900	-	-	100,000
Net (loss) for the period	-	-	-	-	(255,693)	(255,693)

Balance December 31, 2014	46,256,568	$ 139,177	$ 36,080,881	$ 1,765,855	$ (38,199,681)	$ (213,768)

The accompanying notes are an integral part of these financial statements.

SERATOSA, INC.

(Formerly known as Sitoa Global Inc.)

DECEMBER 31, 2014 AND 2013

NOTES TO THE FINANCIAL STATEMENTS

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

The Company experienced losses during 2014 amounting to $255,693, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. ACCOUNTS PAYABLE AND OTHER ACCRUALS

Accounts payable and other accruals consisted of the following:

As of December 31,
	2014	2013
Related party liabilities	$ 303,491	$ 12,000
Professional fees payable	$ 78,500	$ 31,000
	$ 381,991	$ 43,000

4. CONVERTIBLE DEBENTURES

As of December 31, 2014, the Company had convertible debentures in the amount of $22,080 outstanding.  The note holders are entitled to convert the outstanding principal amount into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the conversion.  The convertible notes have been valued by an independent valuer.  The fair value of the convertible notes is approximated to its carrying amounts.

5. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 10,000,000,000 shares with a par value of $0.00001 each.

Debt-to-Equity Conversions

From January 7, 2013 through December 3, 2014, $80,920 in principal pursuant to convertible debenture notes was converted by note holders into 34,307,251 shares of the Company’s common stock.

Employee Stock Option Plan

The Company has a stock option and incentive plan, the “Stock Option Plan”. The exercise price for all equity awards issued under the Stock Option Plan is based on the fair market value of the common share price which is the closing price quoted on the Pink Sheets on the last trading day before the date of grant. The stock options generally vest on a monthly basis over a two-year to three-year period, and have a five year life.

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of December 31, 2014, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.76	4.3	$0
Less: Options cancelled	3,000,000	0.30	0.60		$0
Less: Options expired	37,500	1.20	0.80		$0
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0
Options Outstanding, December 31, 2013	410,000	0.83	2.02	1.1	$0

All options outstanding are fully vested as of December 31, 2014.  No new options were granted in the fiscal year 2014.

The stock-based compensation expense for the years ended December 31, 2014 and 2013 as follows:

	December 31,
	2014	2012
Stock-based compensation	$0	$0

The 410,000 options outstanding as of December 31, 2014 have a weighted average remaining contractual term of 1.1 years.

6. INCOME TAXES

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured if it's more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what which would be expected by applying the effective rates to net income (loss) as follows:	2014	2012
Deferred Tax Assets
Net (loss) for the year	$(255,693)	$(1,220,765)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expense (recovery) based on effective rates	(101,765)	(485,864)
Stock based compensation		-
Effect of temporary differences		-
Effect of change in tax rate		-
Tax losses carryforward deferred	587,629	485,864

Corporate Income Tax expense (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling approximately $(2013: 3,097,000) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2014 and 2013 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2014	2013
Net operating loss carryforwards	$4,074,754	$ 3,097,233
Accruals and reserves	0	875,756
	4,074,754	3,972,989
Statutory tax rate	39.8%	39.8%
Deferred tax asset	1,621,752	1,581,250
Valuation allowance	(1,621,752)	(1,581,250)
Net deferred tax asset	-	-

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

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after December 31, 2014 through the date of the financial statements were issued and filed with this Form 10-K.  During the year, the Company did not have any material recognizable subsequent events.

9. RELATED PARTY TRANSACTION

The Company had the following related party transactions during the year and balance at the year ended:

	Related party			2014	2013
Name of parties	relationship	Nature		$	$

Soconison Ventures Ltd	Holding company	Sales to	(i)	2,483,811	36,430

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of James Wang, our Former Chief Executive and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the periods covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2014.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 27, 2014:

Name	Age	Positions and Offices Held
Brent Suen	47	President, Chief Executive and Financial Officer and Director
Philip Ka	45	Director and Secretary

Brent Suen (age 47) has been President & Chief Executive and Financial Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014.  Mr. Suen has 27 years of experience in the investment banking industry. He attended Westminster receiving his BA in Finance.  He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past two years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

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

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Philip Ka and Brent Suen.  Mr. Ka is the Chairman of the Audit Committee.  Mr. Suen is considered an interested member of the audit committee as Mr. Suen is the President and CEO of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, CEO & Director	2014 2013	$2,000 -	- -	- -	- -	- -	$2,000 -

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2014 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

The Company entered into an executive employment agreement with Mr. Suen, dated as of November 19, 2014, pursuant to which, the Company is obligated to pay Mr. Suen a monthly salary of $1,000.  The employment agreement ends after two years on December 19, 2016.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2014 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred Compensation earnings ($)	All other Compensation ($)	Total ($)
Philip Ka	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2014 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Seratosa Inc., 138 Queens Road Central, 11th Floor, Central, Hong Kong HKSAR.

As of the Determination Date, there are 212,804,675 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Brent Suen	Director	590,000	0.002%
Philip Ka	Director	5,000	0.0%
Soconison Ventures Ltd.	Holding company	250,000	0.001%
SSWA Software	Shareholder	10,000,000	0.048%
Directors and Officers as a group (2 persons)		595,000	0.002%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2014 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2014	$28,000	-	-	-
2013	$31,000	-	-	-

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

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed on November 27, 2014)
4.1	Share Purchase Agreement for 250,000 common shares of the Company issued to Soconison Ventures (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on November 25, 2014)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2015.

SERATOSA INC. (Registrant)

By: /s/ Brent Suen
Brent Suen
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Suen Brent Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	April 15, 2015