Form 10-Q
period 2015-03-31
Seratosa Inc.
filed 2015-05-20
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

Commission File Number: 000-51815

SERATOSA INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hong Kong HKSAR
138 Queens Road Central 11/F Central, Hong Kong SAR (Address of principal executive offices, including Zip Code)
+852 9316 6780 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2015
Common stock, $0.00001 par value	306,323,723

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERATOSA INC.
Condensed Balance Sheets

	March 31	December 31
	2015	2014
	(Unaudited)	(I)
ASSETS
Current assets
Account Receivables	682,700	202,700
Temporary Payment	8,000	-
Cash and cash equivalents
Total current assets	690,700	202,700

Total assets	690,700	202,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Other Payables	303,491	303,491
Accounts payable and other accruals	610,351	112,977
Total current liabilities	913,842	416,468

Total liabilities	913,842	416,468

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding, 306,323,723 as of March 31,2015 and 46,256,568 shares as of December 31, 2014	139,177	139,177
Additional paid-in capital	36,080,882	36,080,881
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(38,209,056)	(38,199,681)
Total stockholders' deficit	(223,142)	(213,768)

Total liabilities and stockholders' equity	$690,700	202,700

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Service Revenue	$480,000	$ 789,020
Cost of Service	475,000	542,895
Gross Profit (Loss)	5,000	246,125

Operating Expenses
General and administrative	14,375	278,409
Depreciation	-
Total Operating Expenses	14,375	278,409

Loss from Operations	(9,375)	(32,284)

Provision for income taxes	-	-
Net Income (Loss)	(9,375)	(32,284)

Net Income (Loss) per common share - basic and fully diluted:	(0.0002)	(0)

Weighted average number of basic and fully diluted common shares outstanding	47,995,699	448,970

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operations:
Loss from continuing operations	$(9,375)	$(32,284)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	9375	(11,000)
Net cash used in operations	0	(43,284)

Investment activities:
Net cash provided by / (used in) investment activities	0	-

Financing activities:
Share subscriptions received	-	-
Issuance of convertible debentures	-	-
Net cash provided by financing activities	0	-

Net (decreased) / increased in cash	0	(43,284)

Balances per prior period balance sheet	0	296,916
Ending balances	$0	253,632

Non-cash transactions
Conversion of convertible debenture to equity	$0	2,500

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

The Company experienced losses during fiscal year ended December 31, 2014 amounting to $255,693, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-KA for the fiscal year ended December 31, 2014.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

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

CAPITALIZATION OF SOFTWARE

The Company accounts for internal-use software and website development costs, including the development of its partner marketplaces in accordance with ASC 350-50 ( Intangibles – Website cost ).  The Company capitalizes internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. It amortizes these costs over their estimated useful lives, which typically range between three to five years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.  Development cost of various platforms is being expensed.  The Company cannot separate internal cost on a reasonably cost-effective basis between maintenance and upgrades, and cannot assess the ongoing value of its various projects, thus all project costs are expensed as such costs are incurred.

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

Debt-to-Equity Conversions

As the terms of conversion to equity of the convertible debentures outstanding at December 31, 2014 of $22,080 have lapsed, these have been reclassified as Other payables.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan.  As of March 31, 2015, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

All options outstanding are fully vested as of December 31, 2014 and have all expired at March 31, 2015.  No new options were granted in during the three months ended March 31, 2015.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $5,000 of accrued salaries due to the Company’s Chief Executive Officer as of March 31, 2015 compared to $22,000 due to the former Chief Executive Officer as of December 31, 2014.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after March 31, 2015 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

Liquidity and Capital Resources

Our registered independent auditors for the year ended December 31, 2014 have issued a going concern opinion as per our most recent Form 10-K and the Company experienced losses during fiscal year 2014 amounting to $255,693.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital or generate revenues to pay our bills.  We believe that we can generate revenues as a provider of e-commerce solutions and services.  Our other source for cash at this time is investments by others in the Company.  We may need to raise cash to fully implement our projects and stay in business.  These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

On March 31, 2015, we had negative working capital of $223,142 compared with negative working capital of $213,768 on December 31, 2014. The decrease in working capital is due to our net loss for the period.  Operating activities used nil in cash in the three months ended March 31, 2015 as the operations were on open account basis.  There was no movement in Investing activities or Financing activities in the three months ended March 31, 2015.

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

Results of Operation

Service Revenue

Service Revenue was $480,000 and $789,020 for the three months ended March 31, 2015 and 2014, respectively.  The decrease is due to recognizing lower revenue from our customers.

Cost of Service

Cost of Service was $475,000 and $542,895 for the three months ended March 31, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:  General and administrative expenses were $14,375 and $278,409 for the three months ended March 31, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Net Loss

The Company had a net loss of $9,375 and net income of $ 32,284 for the three months ended March 31, 2015 and 2014, respectively.  The net loss for the period was due to the Company’s operating expenses.

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

SERATOSA INC.
May 20, 2015	/s/ Brent Suen Brent Suen President, Chief Executive and Financial Officer (Principal Executive Officer)