Form 10-Q/A
period 2015-03-31
Seratosa Inc.
filed 2015-05-22
CIK 1335112

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

Explanatory Note

We are filing this Amendment No.1 to our Form 10-Q for the period ended March 31, 2015, for the purposes of revising management's certifications.  We inadvertently filed a former officer's name on the previously filed certifications.  This Amendment No. 1 contains correct and currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and our other SEC filings subsequent to the filing of the Original 10-Q.

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

SERATOSA INC.
May 22, 2015	Brent Suen President, Chief Executive and Financial Officer (Principal Executive Officer)