Form 10-K/A
period 2014-12-31
Seratosa Inc.
filed 2015-06-18
CIK 1335112

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

On December 31, 2014, we had a working capital deficit of $213,768 compared with a working capital deficit of $138,995 on December 31, 2013. The decrease is primarily due to a decrease of our cash as a result of our net loss.  Operating activities used $288,416 in cash in the twelve months ended December 31, 2014.  Investing activities provided $0 in the twelve months ended December 31, 2014.  Financing activities used $8,500 in the twelve months ended December 31, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERATOSA INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	13

Balance Sheets at December 31, 2014 and 2013	14

Statements of Operations for year ended December 31, 2014 and 2013	15

Statements of Cash Flows for the year ended December 31, 2014 and 2013	16

Statements of Stockholders' Deficit for the year ended December 31, 2014 and 2013	17

Notes to Financial Statements	18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seratosa Inc.

We have audited the accompanying balance sheets of Seratosa Inc. (the “Company”), as of December 31, 2014 and December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2014 and December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and December 31, 2013 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, [May 12, 2015

SERATOSA INC.
Balance Sheets

	Notes	December 31	December 31
		2014	2013
ASSETS

Current assets
Account receivables	3	202,700	-
Cash and cash equivalents		-	296,916
Total current assets		202,700	296,916

Equipment, net	4	-	-

Total assets		202,700	$296,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debentures	5	-	$392,911
Other payable		303,491	$-
Accounts payable and other accruals	6	112,977	43,000
Total current liabilities		416,468	435,911

Total liabilities		416,468	435,911

Commitments and contingencies
STOCKHOLDERS' DEFICIT	7
Common stock
	Authorized 10,000,000,000 shares at par value of $ 0.00001 each
	Issued and outstanding 46,256,568 shares as of December 31, 2014 and 429,317 shares as of December 31, 2013	139,177	138,719
Additional paid-in capital		36,080,881	35,900,419
Subscriptions received		1,765,855	1,765,855
Accumulated deficit		(38,199,681)	(37,943,988)
Total stockholders' deficit		(213,768)	(138,995)

Total liabilities and stockholders' equity		202,700	296,916

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Operations

	Year Ended December 31,
	2014	2013

Service Revenue	$2,483,811	$2,202,193
Cost of Service	1,711,839	2,078,234
Gross Profit	771,972	123,959

Other Income	-	20,310
Gross Income	771,972	144,269

Operating Expenses
General and administrative	1,027,665	1,361,701
Depreciation	-	3,333
Total Operating Expenses	1,027,665	1,365,034

Loss from Operations	(255,693)	(1,220,765)

Provision for income taxes	-	-
Net Loss	$(255,693)	$(1,220,765)

Net loss per common share - basic and fully diluted:	(0)	(15)

Weighted average number of basic and fully diluted common shares outstanding	13,898,299	84,069

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Cash Flows

	Year Ended December 31
	2014	2013

Cash flows from operations:
Loss from continuing operations	$(255,693)	$(1,220,765)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,333
Dividend income	-	(3,426)
Gain on disposal of investments	-	(1,201)
Issuance of common stock for service received	100,000	-
Issuance of convertible debenture	-	594,500
Changes in operating assets and liabilities:
Account receivables	(202,700)	-
Accounts payable, other payable and other accruals	69,977	3,000
Net cash used in operations	(288,416)	(624,559)

Investment activities:
Dividend received	-	3,426
Sales proceeds from disposal of investments	-	322,924
Purchases of trading securities	-	(163,030)
Net cash provided by investment activities	-	163,320

Financing activities:
Share subscriptions received	-	250,000
Repayment of convertible debentures	(8,500)	-
Issuance of convertible debentures	-	202,500
Net cash (used in) / provided by financing activities	(8,500)	452,500

Net (decreased) in cash	(296,916)	(8,739)

Balances per prior period balance sheet	296,916	305,655
Ending balances	$-	$296,916

Non-cash transactions
Conversion of debt to equity	$80,920	$876,319
Issuance of common stock for services received	$100,000	$-

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Statements of Stockholders' Equity

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)

Balance December 31, 2011	26,871,131	$ 53,743	$ 34,417,161	$ 442,674	$ (35,384,422)	$ (470,844)

Issue of shares in settlement of fees payable, pursuant to private placements and license agreements	10,666,666	21,333	165,250	1,098,181	-	1,284,764
Shares issued pursuant to conversion of convertible debentures	10,608,135	21,216	75,784	-	-	97,000
Stock-based compensation	-	-	383,333	-	-	383,333
Net (loss) for the period	-	-	-	-	(1,338,801)	(1,338,801)

Balance December 31, 2012	48,145,932	$ 96,292	$ 35,041,528	$ 1,540,855	$ (36,723,223)	$ (44,548)

Shares issued pursuant to conversion of debt to equity	1,742,670,734	17,427	858,891	-	-	876,318
Shares issued pursuant to private placement	2,500,000,000	25,000	-	225,000	-	250,000
Effect of reverse split from 10,000 shares to 1 share	(4,290,387,349)	-	-	-	-	-
Net (loss) for the period	-	-	-	-	(1,220,765)	(1,220,765)

Balance December 31, 2013	429,317	$ 138,719	$ 35,900,419	$ 1,765,855	$ (37,943,988)	$ (138,995)

Shares issued pursuant to conversion of debt to equity	35,827,251	358	80,562	-	-	80,920
Shares issued pursuant to consulting agreement	10,000,000	100	99,900	-	-	100,000
Net (loss) for the period	-	-	-	-	(255,693)	(255,693)

Balance December 31, 2014	46,256,568	$ 139,177	$ 36,080,881	$ 1,765,855	$ (38,199,681)	$ (213,768)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of account receivables, accounts payable and other current liabilities. The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

3. Account receivables

As of December 31,
2014		2013

Accounts receivable	$202,700	-
Less: Allowance for doubtful debts	-	-

	$202,700	-

The following is an age analysis of past due account receivables as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013

0-30 days past due	$100,210	-
31-90 days past due	$102,490	-

	$202,700	-

4. EQUIPMENT

Equipment as of December 2014 and 2013 is summarized as follows:

	As of December 31,
	2014	2013

Cost	$10,000	$10,000
Less: Accumulated depreciation	$10,000	$10,000
Net book value	-	-

Depreciation expense for the years ended December 31, 2014 and 2013 was $0 and $3,333 respectively.

5. CONVERTIBLE DEBENTURES

As of December 31, 2014 and 2013, the Company had convertible debentures in the amount of $$22,080 and $392,911 outstanding respectively.  The note holders are entitled to convert the outstanding principal amount into common stock at a conversion price at a 45% discount from the lowest trading price in the three days prior to the conversion.  The convertible notes have been valued by an independent valuer.  The fair value of the convertible notes is approximated to its carrying amounts.

6. ACCOUNTS PAYABLE AND OTHER ACCRUALS

Accounts payable and other accruals consisted of the following:

As of December 31,
	2014	2013
Service fees payable	$ 31,964	$ -
Related party liabilities	$ 24,000	$ 12,000
Rent payables	$ 2,513	$ -
Professional fees payable	$ 54,500	$ 31,000
	$ 112,977	$ 43,000

7. STOCKHOLDERS’ DEFICIT

Common Shares

Authorized common shares of the Company consist of 10,000,000,000 shares with a par value of $0.00001 each.

Debt-to-Equity Conversions

From January 8, 2014 through October 27, 2014, $80,920 in principal pursuant to convertible debenture notes was converted by note holders into 35,827,251 shares of the Company’s common stock.

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

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2011	3,447,500	0.37	0.76	4.3	$0
Less: Options cancelled	3,000,000	0.30	0.60		$0
Less: Options expired	37,500	1.20	0.80		$0
Options Outstanding, December 31, 2012	410,000	0.83	2.02	2.1	$0
Options Outstanding, December 31, 2013	410,000	0.83	2.02	1.1	$0
Options Outstanding, December 31, 2014	410,000	0.83	2.02	0.1	$0

All options outstanding are fully vested as of December 31, 2014.  No new options were granted in the fiscal year 2014.

The stock-based compensation expense for the years ended December 31, 2014 and 2013 as follows:

	December 31,
	2014	2013
Stock-based compensation	$0	$0

The 410,000 options outstanding as of December 31, 2014 have a weighted average remaining contractual term of 0.1 years.

8. INCOME TAXES

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured if it's more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what which would be expected by applying the effective rates to net income (loss) as follows:	2014	2013
Deferred Tax Assets
Net (loss) for the year	$(255,693)	$(1,220,765)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expense (recovery) based on effective rates	(101,765)	(485,864)
Stock based compensation		-
Effect of temporary differences		-
Effect of change in tax rate		-
Tax losses carryforward deferred	101,765	485,864

Corporate Income Tax expense (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling approximately $3,353,000(2013: 3,097,000) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2014 and 2013 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2014	2013
Net operating loss carryforwards	$3,352,926	$ 3,097,233
Accruals and reserves	-	875,756
	3,352,926	3,972,989
Statutory tax rate	39.8%	39.8%
Deferred tax asset	1,334,464	1,581,250
Valuation allowance	(1,334,464)	(1,581,250)
Net deferred tax asset	-	-

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

11. RELATED PARTY TRANSACTION

The Company had the following related party transactions during the year and balance at the year ended:

	Related party			2014	2013
Name of parties	relationship	Nature		$	$

Soconison Ventures Ltd	Holding company	Sales to	(i)	-	36,430

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, CEO & Director	2014 2013	$2,000 -	- -	- -	- -	- -	$2,000 -
James Wang President, CEO & Director	2014 2013	$10,000 $12,000	- -	- -	- -	- -	$10,000 $12,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2015 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Seratosa Inc., 138 Queens Road Central, 11th Floor, Central, Hong Kong HKSAR.

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

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2014	$22,000	-	-	-
2013	$31,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 2015.

SERATOSA INC. (Registrant)

By: /s/ Brent Suen
Brent Suen
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Suen Brent Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	June 18, 2015