Form 10-Q
period 2015-06-30
Seratosa Inc.
filed 2015-08-11
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51815

SERATOSA INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Queens Road Central 11/F Hong Kong HKSAR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2015
Common stock, $0.00001 par value	626,323,723

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERATOSA INC.
Condensed Balance Sheets

	June 30	December 31
	2015	2014
	(Unaudited)	(I)
ASSETS
Current assets
Account Receivables	$622,700	$202,700
Temporary Payment	8,000	-
Cash and cash equivalents
Total current assets	630,700	202,700

Total assets	630,700	202,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Other Payables	197,491	303,491
Accounts payable and other accruals	659,968	112,977
Total current liabilities	857,459	416,468

Total liabilities	857,459	416,468

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 10,000,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 626,323,723 shares as of June 30, 2015 and 46,256,568 shares as of December 31, 2014	139,177	139,177
Additional paid-in capital	36,080,881	36,080,881
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(38,212,672)	(38,199,681)
Total stockholders' deficit	(226,759)	(213,768)

Total liabilities and stockholders' equity	$630,700	$202,700

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying notes are an integral part of these condensed financial statements.

SERATOSA INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$100,000	$928,570	$580,000	$1,717,590
Cost of Service	95,000	536,260	570,000	1,079,155
Gross Profit (Loss)	5,000	392,310	10,000	638,435

Operating Expenses
General and administrative	14,375	450,419	28,991	728,828
Depreciation	-	-	-	-
Total Operating Expenses	14,375	450,419	28,991	728,828

(Loss) from Operations	(9,375)	(58,109)	(18,991)	(90,393)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(9,375)	$(58,109)	$(18,991)	$(90,393)

Net Income (Loss) per common share -basic and fully diluted:	(0.0001)	(0.01)	(0.0002)	(0.03)

Weighted average number of basic and fully diluted common shares outstanding	125,146,384	6,115,085	96,916,712	3,524,519

The accompanying notes are an integral part of these financial statements.

SERATOSA INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operations:
(Loss) from continuing operations	$(18,991)	$(90,393)
Adjustment to reconcile net loss to net cash used in operating activities:
Share issuance expense pursuant to software purchase	-	105,500
Changes in operating assets and liabilities:
Accounts receivable increase	(420,000)	-
Accounts payable and other accruals	(402,168)	(8,000)

Investment activities:
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Share subscriptions received	-	-
Issuance of convertible debentures	-	-
Net cash provided by financing activities	-	-

Net (decreased) / increased in cash	(841,159)	7,107

Balances per prior period balance sheet	-	296,916
Ending balances	$(841,159)	$304,023

Non-cash transactions
Conversion of convertible debenture to equity	$-	$20,434

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any interim or future period.

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

Debt-to-Equity Conversions

As the terms of conversion to equity of the convertible debentures outstanding at December 31, 2014 of $303,491 have lapsed, these have been reclassified as Other payables.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan. As of June 30, 2015, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

All options outstanding are fully vested as of December 31, 2014 and have all expired at June 30, 2015.  No new options were granted in during the three months ended June 30, 2015.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $8,000 of accrued salaries due to the Company’s Chief Executive Officer as of June 30, 2015 compared to $22,000 due to the former Chief Executive Officer as of December 31, 2014.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after June 30, 2015 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company had material recognizable subsequent events described below:

On July 21, 2015, the Company announced that it had appointed Mr. Lionel Choong, age 53, as acting Chief Financial Officer of the Company. Mr. Choong has a track record of experience in corporate finance with an emphasis on branding, supply chain restructuring & public company work. Since November 2013 Mr. Choong currently serves as Board director with internal designation as vice chairman of the board for Emerson Radio Corp. Inc. (NYSE: MSN) overseeing strategic issues including supply chain and coordinated and led the branding initiative to improve branding awareness and implementation initiatives to reach customers through emerging touch points in social media, digital marketing and other digital initiatives

Between 2008 and June 2014, Mr. Choong was acting CFO for Global Regency Ltd based in Shenzhen China, (www.globalregency.com) an ideal partner for large retailers, handling annual FOB turnover exceeding USD 150 million, for wholesalers and distributors worldwide looking for complete solutions to OEM, private label brands and general factory dealings in China.

Since June 2013, Mr. Choong has been appointed Board advisor, incumbent alternate and board director, to the foreign shareholder of China joint venture of Sports retail operator, REALLY SPORTS CO., LTD, Shanghai, China, with revenue of Chinese RMB 2 billion (USD 327 million), over 500 retail outlets and over 3,500 staff representing global brands such as Nike, Adidas and Puma.

Further, between April 2012-May 2015 Mr. Choong was retained by the Hong Kong buying office for the US California Body Glove apparel brand as financial accounting consultant.

On July 21, 2015, the Company filed a Form 14C Preliminary with the Securities and Exchange Commission notifying of corporate actions including a 1:1000 reverse share split, a name and stock symbol change and a reduction in shares authorized from 10 billion down to 250 million.

On August 3, 2015, the Company filed a Form 14C Definitive with the Securities and Exchange Commission notifying of corporate actions including a 1:1000 reverse share split, a name and stock symbol change and a reduction in shares authorized from 10 billion shares  to 250 million shares.

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

On May 25, 2015, the Company sold a strategic stake of up to 51% of the company's common shares to a private investor group, Magic Glow Limited (BVI)  for up to $750,000. The funding provides for up to $750,000 in funding for the Company in the form of restricted shares of the common stock that will be newly issued shares and subject to affiliate restrictions and disclosure requirements.

On May 29, 2015 A definitive Acquisition agreement was signed between the Company and Technoprenuers Resource Centre Private Limited ("TRC") to acquire TRC in a stock acquisition. The terms of the transaction are $36 million of the Company's shares at a price per share of $0.005.

TRC does business under the name of CreateApp in Singapore. TRC, in their year-end 2014 audited report, had revenues of SGD15.7 million and net income after tax of SGD3.5 million.

TRC's CreateApp platform is focused on Asian markets. The CreateApp platform is currently offered in 11 languages and enables small-medium-sized businesses ("SME's") to create a mobile application ("app") without the need of technical knowledge and background.

The Company filed a 14C Definitive filing with the United States Securities and Exchange Commission on August 3, 2015 including the acquisition of TRC among other corporate actions. The effective date of the corporate actions is September 1, 2015 and shortly thereafter, the Company will issue shares to TRC thereby closing the acquisition. It is anticipated that the TRC acquisition will close on or before September 7, 2015.

Upon the closing of the acquisition, TRC will become a wholly-owned subsidiary of the Company and subsequent financials will reflect the consolidated financials of both TRC and Seratosa's current operations.

On June 1, 2015, The Company, announced that it has signed a definitive Software Licensing Agreement with a Ad2 Limited, a Company incorporated in the Republic of Seychelles ("Ad2") in order to provide the Company worldwide rights to deploy, utilize, and market the Wechat Backstage Platform (hereinafter "the Technology"). Ad2 owns and/or has rights to certain computer software programs, the Technology, that is useful in creating, managing and coordinating channels for product sales via Wechat.

WeChat, owned by Tencent, Limited, according to their Q1 2015 report, has over 549 million active monthly users globally and  over 2 million business members.

The Company intends to utilize the Ad2 WeChat Backstage Platform to market TRC's CreateApp product in the Greater China market.

Management believes that our recently announced corporate actions with TRC and Ad2 will have a meaningful impact on future results and positively impact shareholder value. However, there is no guarantee that either TRC or Ad2 will be successful.

Management plans for expansion into other markets by repurposing the CreateApp platform into the target countries predominant languages as well as establishing a small base of operations in each target country. The goal is to replicate the early success of TRC in its 2014 year of operations and scale the business to a greater level.

Our expansion plans call for additional funding which management will seek to obtain through the issuance of shares or debt financings.

Results of Operation

Service Revenue

Service Revenue was $100,000 and $928,570 for the three months ended June 30, 2015 and 2014, respectively.  The decrease is due to recognizing lower revenue from our customers.

Cost of Service

Cost of Service was $95,000 and $536,260 for the three months ended June 30, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Operating Expenses

General and administrative:   General and administrative expenses were $14,375 and $450,419 for the three months ended June 30, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers.

Net Loss

The Company had a net loss of $9,375 and net loss of $ 58,109 for the three months ended June, 2015 and 2014, respectively.  The net loss for the period was due to the Company’s operating expenses.

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

On June 30, 2015, we had negative working capital of $226,759 compared with negative working capital of $223,142 on March 31, 2015 The decrease in working capital is due to our net loss for the period.  Operating activities used $18,991 in cash for operating expenses in the six months ended June 30, 2015 as the operations were on open account basis. There was no movement in Investment activities or Financing activities in the three months ended June 30, 2015.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

On May 25, 2015, the Company sold a strategic stake of up to 51% of the company's common shares to a private investor group, Magic Glow Limited (BVI) for up to $750,000. The funds will be utilized for Seratosa to complete its initiative for restructuring. The funding provides for up to $750,000 in funding for the Company in the form of restricted shares of the common stock that will be newly issued shares and subject to Affiliate restrictions and disclosure requirements.

ITEM 3. EXHIBITS

Exhibit No.	Description

10.1	Form 8-K related to Software Licensing Agreement with Ad2 Limited (Incorporated herein by reference made to the report on form 8-K filed on June 9, 2015, commission file number 000-51815)
10.2

Form 8-K related to acquisition of Technoprenuers Resource Centre Private Limited, which does business under the brand name 'CreateApp' (Incorporated herein by reference made to the report on form 8-K filed on May 29, 2015, commission file number 000-51815)

10.3	Form 8-K related to Seratosa's change of control (Incorporated herein by reference made to the report on form 8-K filed on May 26, 2015, commission file number 000-51815)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERATOSA INC.
August 11, 2015	/s/ Brent Y Suen Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)