Form 10-Q
period 2015-09-30
WEYLAND TECH, INC.
filed 2015-11-23
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to   __ to  ____

Commission File Number: 000-51815

WEYLAND TECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hong Kong HKSAR 9/F, The Wellington 198 Wellington Street Central, Hong Kong SAR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2015
Common stock, $0.00001 par value	12,626,324

ii

iii

PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
WEYLAND TECH INC.
Condensed Balance Sheets

	September 30	December 31
	2015	2014
	(Unaudited)	(Audited)
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	15,584
Development costs	256,136
Total non-current assets	271,720

CURRENT ASSETS
Cash and cash equivalents	$41,038
Accounts receivables	3,951,345	202,700
Temporary payment and prepayments	19,314
Total current assets	4,011,697	202,700
Total assets	$4,283,417	202,700
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses and other payable	$116,644	112,977
Accounts payable	506,458
CEO payables	179,719
Development cost	1,417,142
Other payables	132,874	303,491
Provision for taxation	560,189
Total current liabilities	2,913,026	416,468
Total liabilities	2,913,026	416,468
STOCKHOLDERS' EQUITY
Common stock
Authorized 250,000,000 shares at par value of $0.00001 each
Issued and outstanding 12,626,024 shares as of September 30, 2015 and 46,256,568 shares as of December 31, 2014	139,177	139,177
Additional paid-in capital	36,080,882	36,080,882
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(36,615,523)	(38,199,681)
Total stockholders' equity / (deficit)	1,370,391	(213,767)

Total liabilities and stockholders' equity	$4,283,417	202,700

The accompanying notes are an integral part of these condensed financial statements.

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)

Service Revenue	$648,159	$383,821	$1,228,159		$2,432,842
Cost of Service	264,740	398,240	834,740		2,048,264
Gross Profit/(loss)	383,419	(14,419)	393,419		384,578

Operating Expenses
General and administrative	57,016	175,435	86,007		732,345
Depreciation	-	833	-		2,500
Amortization of dev. costs	7,318	-	7,318		-
Total Operating Expenses	64,334	176,268	93,32	5	734,845

Profit/(Loss) from Operations	319,085	(190,687)	300,094		(350,267)

Provision for income taxes	-	-	-		-
Net Profit/(Loss)	$319,085	$(190,687)	$300,094		$(350,267)

Net Profit/(Loss) per common share - basic and fully diluted:
Net Profit/ (Loss) for the year	0.08	(0.02)	0.23		(0.07)

Weighted average number of basic and fully diluted common shares outstanding	3,938,845	8,325,823	1,316,555		4,932,523

The accompanying notes are an integral part of these condensed financial statements.

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operations:
Profit/(Loss) from continuing operations	$307,412	$(350,267)
Adjustment to reconcile net loss to net cash used in operating activities:
Development cost amortization	7,318	-
Depreciation expense	-	2,500
Convertible debentures	-	362,874
Changes in operating assets and liabilities:
Accounts receivable increase	(520,000)	-
Temporary payment increase	(8,000)	-
Accrued expenses and other payables increase	(3,667)	-
Accounts payable increase	506,667	(8,000)
Other payables decrease	106,000	-
Increase in development cost payables	-	-
Amounts due to CEO increase	179,719	-
Net assets of subsidiary acquired	1,384,076	-
Elimination of non-cash effects of net assets acquired	(1,918,487)	-
Net cash provided from operations	41,038	7,107

Net cash used in investment activities	-	-

Net cash used financing activities	-	-

Net increase in cash	41,038	7,107

Balances per prior period balance sheet		296,916
Ending balances	$41,038	$304,023

The accompanying notes are an integral part of these condensed financial statements.

Note on effects of Subsidiary acquired.

Net assets acquired Sep 1, 2015.	1,284,065

Fixed assets	15,584
Current assets	3,280,997
Current Liabilities	(1,912,505)

1,384,076

Less profit incurred for Sep 2015	(100,011)

Net assets acquired Sep 1, 2015.	1,284,065

Consideration in shares issued in exchange for assets acquired	nil

Capital reserve arising	1,284,065

Weyland Tech INC.

Notes to interim Financial Statements

 (Unaudited)

1.  BASIS OF PRESENTATION –GOING CONCERN

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

These financial statements of Weyland Tech Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

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

We have prepared the unaudited condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the six month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any interim or future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-KA for the fiscal year ended December 31, 2014.

1.2

Acquisition of Technopreneurs Resource Centre Private Limited

On September 1st, the Company completed the acquisition of Technopreneurs Resources Center Private Limited, based in Singapore ("TRC") and added an additional business line to its products and services offering via TRC's 'CreateApp' platform.

Given that the acquisition of TRC closed on September 1st, 2015, the additional contribution to revenues only included one month of TRC operations.

In connection with the acquisition, we acquired TRC at a benchmark valuation of $36,000,000 and issued 12,000,000 shares of our common stock in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED STATEMENTS

These consolidated management accounts include the management accounts of the Company and that of its wholly owned subsidiary, Technopreneurs Resource Centre Private Limited , as referred to in note 1 above.

The results of subsidiaries acquired during the year are included from the effective date of acquisition.

All material intra group transactions and balances have been eliminated on consolidation.

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

EARNINGS /(LOSS) PER SHARE

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

COST OF SERVICE

Cost of service results from sourcing technical and engineering personnel in Asia on an hourly or project basis in order to develop e-commerce solutions and provide ongoing hosting service to individual customers.  The Company utilizes an outsourced staffing firm with offices in China.

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

DEVELOPMENT COSTS

Expenditure on research activities is expensed in the period in which it is incurred.

The development cost of CreateApp Version 2 has been capitalized as the following has been demonstrated by TTechnopreneurs Resource Centre Private Limited :

•

Technical feasibility of application of CreateApp Version 2 is proven with additional functionality being added and enhanced;

•

Launched in August 2015 and currently in use by existing customers;

•

Ability to measure reliably the total expenditure required.

The development costs of CreateApp Version 2 are amortized on a straight line basis over an estimated useful life of 3 years.

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

3. STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Shares

Authorized common shares of the Company consist of 250,000,000 shares with a par value of $0.00001 each.

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

The Stock Option Plan allows for the issuance of stock options, stock awards, or other incentives.  An aggregate of 25,000,000 shares are authorized under the Stock Option Plan. As of September 30, 2015, there are 24,590,000 shares reserved for future grants under the Stock Option Plan.

Stock-Based Compensation

All options outstanding are fully vested as of December 31, 2014 and have all expired at September

30, 2015.  No new options were granted in during the three months ended September 30, 2015.

4. RELATED PARTY TRANSACTIONS

Accounts payable and other accruals include $11,000 of accrued salaries due to the Company’s Chief Executive Officer as of September 30, 2015 compared to $22,000 due to the former Chief Executive Officer as of December 31, 2014.

5. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated significant events and transactions that occurred after September 30, 2015 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company had material recognizable subsequent events described below:

Effective October 27, 2015 Jason Chang, aged 44, was appointed as a new member of our board of directors.

Jason Chang began his career in Silicon Valley and has been in the technology, product management, sales and marketing sector for over 20 years.  He has co-founded, incubated and personally invested into start-ups and led the transformation from hyper growth to exit.

Jason is now the Regional Head for National Sales in Groupon Asia, a NASDAQ listed company, where he oversees the sales, partnerships and business development for strategic accounts for Groupon.  He has been with Groupon Asia for over 3 years and is directly responsible in achieving double digit year on year revenue growth since he took over this vertical.  He was voted as the top performer and top manager, 2 years in a row at Groupon Asia.  He has also grown and led sales and marketing teams in Singapore, Malaysia, Indonesia, Taiwan and Hong Kong.

Before Groupon, Jason was in senior management roles in marketing, product management and operations for several start-ups in the advertising, media and online publishing space in Asia.  Before coming back to Asia in 2001, Jason worked with several Silicon Valley companies, most notable of which was Cybersource, where he was an early employee and involved in engineering and technical roles.  Cybersource went IPO and was later acquired by VISA.

Jason was a pre-medical student in University of California, Berkeley, where he graduated with a Bachelor’s degree in Biology.

Effective October 30, 2015 Ross O'Brien, aged 44, was appointed as a new member of our board of directors.

Ross O'Brien is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. His analysis surrounds Asia’s Innovation Economy—the intersection of information technology and the region’s broader society and economy. For nine years he was Director of the Economist Corporate Network, a membership-based business advisory programme for senior executives of multinationals in Asia.

Based in Hong Kong for over 17 years, Ross has an AB in Asian Studies and Anthropology from Dartmouth College (1989), and an MBA from the University of California at Berkeley’s Haas School (1996). He is conversant and literate in Mandarin and Indonesian.

Currently, and beginning in 2003, Ross was Managing Director of the Hong Kong operations of Intercedent Asia, a region-wide partnership of B2B market consultants, which provides research-

based market entry and positioning advice in several verticals across Asia. Ross' practice focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions. His client work involved extensive research work in over a dozen economies in Asia, including extended field research in China, Indonesia, Vietnam and Bangladesh.

Ross was also for many years an analyst and Asian research director for Pyramid Research (once a subsidiary of the Economist Intelligence Unit, now a division of Progressive Digital Media) a telecoms advisory firm providing forecasts and analysis on infrastructure and services markets in emerging markets. Ross worked for Pyramid in the US, Singapore and Hong Kong.

Ross has also served as a Research Director of Advisory Services for Strategic Intelligence, a venture-funded economic analysis firm with an emphasis on Internet-based delivery of analysis and forecasts on ‘new economy’ industries and markets in Asia. From 1996 to 1998, he was a consultant in AT&T Solutions' operational process improvement practice, serving financial services and telecoms clients in China and Indonesia, including a yearlong project overseeing customer care service process improvement for PT Telkom, based in Bandung.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

-

dependence on key personnel;

-

Competitive factors;

-

degree of success of research and development programs;

-

the operation of our business;

-

the efforts and success of expanding the geographical reach of CreateApp to new  territories; and

-

general economic conditions in the Asia-Pacific Region.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

“Weyland Tech” the “Company,” “we,” “us,” or “our,” are to the business of Weyland Tech Inc., a Delaware corporation;

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

Overview

Weyland Tech specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enable e-commerce transactions with speed and efficiency, and allow an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company’s revenues are generated from one-time integration fees for the implementation of e-commerce solutions as well as recurring license and service fees.

On September 1st, the Company completed the acquisition of Technopreneurs Resource Center Private Limited ("TRC") and added an additional business line to its products and services offering via TRC's 'CreateApp' platform.

Given that the acquisition of TRC closed on September 1st, 2015, the additional contribution to revenues only included one month of TRC operations.

Significant Transactions

Acquisition of acquisition of Technopreneurs Resource Centre Private Limited.

On September 1, 2015, we completed the acquisition of Technopreneurs Resource Centre Private Limited ("TRC") based in Singapore.

In connection with the acquisition, the consideration included the issuance of 12,000,000 shares of our common stock.

TRC's CreateApp platform was marketed and sold predominantly in Singapore with less than 1% of sales attributable to ex-Singapore customers.

The CreateApp platform is offered in eleven languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge and background.

SME's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

Management  plans for expansion into other markets by repurposing the CreateApp platform into the target countries predominant languages as well as establishing a small base of operations in each target country. The goal is to replicate the early success of TRC in its 2014 year of operations and scale the business to a greater level.

From January 2015 until August 2015, TRC concentrated product development efforts towards developing a fully-hosted Software-as-a-Service ("SaaS"), monthly paid service offering versus the business model of an annual licensing fee paid up front as in fiscal year 2014.

To increase our revenue, we must execute on our strategy of offering the CreateApp platform to SMB's and resellers with an affordable monthly fee, free upgrades, and expansion into new markets.

However, for us to successfully execute on our strategy, we must identify and structure strategic partnerships in new markets which requires additional funding which management will seek to obtain through the issuance of shares or debt financings.

During the quarter, the following corporate actions were completed:

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

On September 1, 2015, the Company completed corporate actions including a 1:1000 reverse share split, a name and stock symbol change to Weyland Tech and WEYL respectively, and a reduction in shares authorized from 10 billion shares to 250 million shares.

On September 1, 2015 Matthew Burlage aged 52 was appointed as a new member of our board of directors.

Matthew Burlage has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media and technology (TMT) sectors.

In 2000, Mr. Burlage co-founded IRG, a boutique financial advisory and investment firm focused on the core growth sectors in Asia. Mr. Burlage advises Asian and global corporates, private equity funds, hedge funds and sovereign wealth funds on a range of transactions including mergers, acquisitions, corporate restructurings, and debt capital and equity capital financings. Mr. Burlage is also responsible for the firm’s investment strategy and management of its proprietary capital.

Before co-founding IRG, Mr. Burlage was a Managing Director and Head of Industry Groups at Lehman Brothers in Hong Kong where he created the first and largest dedicated TMT industry group at an investment bank in Asia in the early 1990s. He has been an adviser on capital raisings, equity/debt financings and merger and acquisition strategy to Asia’s leading companies in Japan, Singapore, Hong Kong, Indonesia, China, Thailand, Taiwan, and South Korea, as well as to global telecommunications operators in Europe and the US.

Mr. Burlage was ranked Number One in ex-Japan Corporate Asia, and Number Two in Corporate Asia, by Institutional Investor, and is a member of Institutional Investor’s Top 20 Global E-Finance Elite for Asia and Europe.

Mr. Burlage has a MBA from Harvard Business School and a Bachelor of Arts from Yale University, and attended the Japanese Language Institute of Sophia University.

On September 24, 2015 the company signed a Memorandum of Understanding ("MOU") with Ranosys Technologies Pvt. Ltd. ("Ranosys") to form a joint venture partnership for the rollout of the Company's CreateApp platform in the greater India market.

Between September 15th - 20th, Executives of the Company, met with Ranosys in Jaipur, India to discuss terms and memorialize this agreement in the form of the MOU.

The MOU calls for a fifty-fifty (50/50) partnership between Weyland Tech. Incorporated and Ranosys to roll out the CreateApp platform in India, beginning with the city of Jaipur and expanding into Mumbai and Delhi over the next twelve months.

Jaipur has a population base of over six million people and Small-Medium-sized Businesses ("SMB's") numbering close to 500,000.

Ranosys, founded in 2009, is based in Singapore with operations in San Francisco, CA and Jaipur, India and has worked with clients such as Axa Insurance, Epson Corp., D-Link, Swatch and many others.

Ranosys is a leading software development company providing expert IT solutions to its global clients, focusing on enterprise solutions, mobile apps development and Magento-based e-commerce solutions.

A formal agreement is being finalized currently and expected to be signed by November 26, 2015.

Results of Operations

Service Revenue

Service Revenue was $648,159 and $383,821 for the three months ended September 30, 2015 and 2014, respectively.  The increase is due to recognizing higher revenue from the consolidation of results of CreateApp and HRM360 Platform from September 1, 2015.

Cost of Service

Cost of Service was $264,740 and $398,240 for the three months ended September 30, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers and the CreateApp and HRM360 platforms' digital distribution solution

Operating Expenses

General and administrative:   General and administrative expenses were $57,016 and $175,435 for the three months ended September 30, 2015 and 2014, respectively.  The decrease was caused by lower personnel costs required for the development and hosting of e-commerce solutions for our customers

Net Loss

The Company had a net profit of $319,085 and net loss of $190,687 for the three months ended September 30, 2015 and 2014, respectively.  The net profit was due to the contribution effective September 1, 2015 from CreateApp and HRM360 platforms.

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

On September 30, 2015, we had working capital of $1,098,671 compared with negative working capital of $213,768 on September , 2015 The increase in working capital is due to the consolidation of our subsidiary and our net profit for the period.  Operating activities provided $41,038 in cash for operating expenses in the three months ended September 30, 2015 as the operations were on open account basis.  There was no movement in Investment activities or Financing activities in the three months ended September 30, 2015.

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

Additionally, the CreateApp and HRM360 platforms added to revenues due to customer renewals from one-year contracts signed in August and September 2014.

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

Weyland Tech INC.
November 23, 2015	/s/ Brent Y Suen Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)