Form 10-K
period 2015-12-31
WEYLAND TECH, INC.
filed 2016-04-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ____  to ______

Commission File Number:   000-51815

WEYLAND TECH INC.

(formerly known as SERATOSA INC.)

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9/F, The Wellington 198 Wellington Street Central Hong Kong HKSAR
(Address of principal executive offices, including Zip Code)

(852) 9316 6780
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

[   ] Yes   [X] No

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the Pink Sheets Market) was approximately $995,549. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 16,442,963 shares of the registrant’s common stock outstanding as of March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•

dependence on key personnel;

•

competitive factors;

•

continued growth of mobile app markets;

•

the operation of our business; and

•

general economic conditions in the ASEAN, Asia-Pacific Region and in the United States.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to:

•

“Weyland Tech,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Weyland Tech Inc.

•

“SEC” are to the United States Securities and Exchange Commission;

•

“Securities Act” are to the Securities Act of 1933, as amended;

•

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States; and

•

“China,” “Chinese” and “PRC” are to the People’s Republic of China.

Available Information

The Company’s website is www.weyland-tech.com, where information about the Company may be reviewed and obtained.  In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

v

PART I

ITEM 1. BUSINESS

Overview

Weyland Tech, prior to September 1, 2015 specialized in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enabled e-commerce transactions with speed and efficiency, and allowed an interactive and engaging customer experience as well as targeted marketing and advertising.

On September 1, 2015, Weyland Tech acquired the exclusive right to use the ‘CreateApp’ M-commerce applications platform ("apps") from Technopreneurs Resource Centre Private Limited, a Singapore Limited company ("TRC") which was satisfied by the issuance of shares in the Company.  Weyland Tech, have registered the domain name www.createapp.com

TRC's CreateApp platform was marketed and sold predominantly in Singapore with less than 1% of sales attributable to ex-Singapore customers.

The CreateApp platform is offered in eleven languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge and background.

SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner without specialist IT knowledge and IT investment.

On January 19, 2016 the company signed a Software Licensing Agreement ("SLA") with Info Zone Development Limited ("Info Zone") to provide a 'white label' rollout of the Company's CreateApp platform in the Hong Kong and China market.

On January 21, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Silver Ridge-Tangerine Sdn Bhd ("Silver Ridge") to provide a 'white label' rollout of the Company's CreateApp platform in Malaysia.

On February 11, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Augicom S.A., ("Augicom") to distribute the Company's CreateApp platform in the Euro-Zone except Russia, Turkey, Armenia and Azerbaijan.

On February 24, 2016 the company signed a Term Sheet ("TS") with Meta 4 Group SarL ("Meta4") to form a joint venture partnership for the rollout of Meta4's 'Worldfriend's' network platform in the greater Indonesia market.

On March 9, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Aurum Digital, Inc. ("Aurum") to distribute CreateApp in the Americas, covering North, Central and South Americas.

On March 14, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with IAM, Inc. ("IAM") to distribute CreateApp in the Republic of Korea.

On March 22, 2016 the company signed the joint venture agreement ("JV") with Meta 4 Group SarL ("Meta4") for the rollout of Meta4's 'Worldfriend's' network platform in the greater Indonesia market.

Our corporate headquarters are located at 9/F, The Wellington, 198 Wellington Street, Central, Hong Kong HKSAR.  Although we maintain a website at www.weyland-tech.com, we do not intend that information available on our website be incorporated into this filing.

Our Growth Strategy

Management plans for expansion into other markets by repurposing the CreateApp platform into the target countries predominant languages as well as establishing a small base of operations in each target country. The goal is to replicate the early success of TRC in its 2014 year of operations and scale the business to a greater level and a global geographical footprint.

From January 2015 until August 2015, TRC concentrated product development efforts towards developing a fully-hosted Software-as-a-Service ("SaaS"), monthly paid service offering versus the business model of an annual licensing fee paid up front as in fiscal year 2014.

To increase our recurring revenue, the Company must execute on our strategy of offering the CreateApp platform to SMB's and resellers with an affordable monthly fee, free upgrades, and expansion into new markets.

Growth of the Mobile Apps Industry

We believe that there are a number of factors that are contributing to the continued growth of the mobile apps industry: (i) adoption of the 'smartphone continues to increase globally; (ii) lower entry prices of smartphones; (iii) smartphone users are becoming increasingly comfortable with the process of searching for and conducting business on their phones; (iv) businesses are placing more emphasis on implementing a mobile app versus a mobile website thereby enabling customers to gain a higher level of interaction and functionality with the SMB through said mobile app; and (v) emerging markets having broad-based adoption of smartphones and bypassing the desktop PC entirely.  We believe that the Company will be able to participate in the growth of the mobile apps industry by offering an affordable, easy to build and use platform.

Competition

Our business is rapidly evolving and highly competitive.  Our current and potential competitors include: (1) Advertising companies, Web design firms and more recently, mobile app makers; (2) other DIY mobile app companies; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMBs; (4) companies that provide e-commerce services, including website/app development.; (5) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality.  Many of our current and potential competitors have greater resources, slightly longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing.  Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Employees

The Company currently has twelve full-time employees in Singapore, Hong Kong and Jaipur India and our joint venture partner in Jaipur, has 200 developers on staff to assist with technical, customer support, integration and engineering tasks.

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

RISKS RELATED TO OUR BUSINESS

We are subject to risks associated with changing technologies in the mobile apps industry, which could place us at a competitive disadvantage.

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

Our success depends on our ability to continue to meet our customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that we will be able to address technological advances or introduce new offerings that may be necessary to remain competitive within the mobile apps industry.

Systems failures could cause interruptions in our services or decreases in the responsiveness of our services which could harm our business.

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer satisfaction. Our ability to host mobile apps successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our hosting company's computer and communications hardware and software systems. Although unlikely, our hosting company's systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Our cost structure is partially fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is partially fixed. We base our cost structure on historical and expected levels of demand for our services, as well as our fixed operating infrastructure, such as computer hardware and software, and staffing levels. If demand for our services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

Attrition of customers and failure to attract new customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Although we offer mobile apps designed to support and retain our customers, our efforts to attract new customers or prevent attrition of our existing customers may not be successful. If we are unable to retain our existing customers or acquire new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant resources on business development and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers.

Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

The Company intends to selectively pursue acquisitions and new businesses. Any future acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and services, and integrating the acquired companies. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

We may be unable to respond to customers' demands for new mobile app solutions and service offerings and our business, financial condition and results of operations and cash flows may be materially adversely affected.

Our customers may demand new mobile app solutions and service offerings.  If we fail to identify these demands from customers or update our offerings accordingly, new offerings provided by our competitors may render our existing solutions and services less competitive. Our future success will depend, in part, on our ability to respond to customers' demands for new offerings on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new offerings. In addition, our new offerings may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new offerings or enhancements of our current offerings could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We may be unable to respond to the evolving industry practices and technology solutions, and our business, financial condition and results of operations and cash flows may be materially adversely affected.

To remain competitive as a mobile app provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry practices could render our solutions less competitive.

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

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at 9/F, The Wellington, 198 Wellington Street, Central, Hong Kong. The Company leases space from a strategic partner, OP Investment Management for $1 per month in exchange for providing mobile applications advisory services on an ad-hoc basis.

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

Market Information

The Company’s Common Stock currently only trades on the Pink Sheets operated by OTC Markets Inc. under the symbol “WEYL”.  The Company’s Common Stock commenced trading under this symbol on September 1, 2016, and previously traded under the symbol “STOA” from June 7, 2011 on the OTC Pink Sheets.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2015	$0.99	$0.40
September 30, 2015	$1.00	$0.00
Sep 1, 2015 1:1000 Stock split
June 30, 2015 adj.	$0.65	$0.40
March 31, 2015 adj.	$1.00	$0.40
December 31, 2014 adj.	$2.90	$0.70
September 30, 2014 adj.	$91.00	$5.00
June 30, 2014 adj.	$300.00	$80.00
March 31, 2014 adj.	$690.00	$201.00

As of March 31, 2016, the Company’s Common Stock closed at a price of $1.20.

Shareholders

As of March 31, 2016, there are 16,442,963 shares of Common Stock issued and outstanding held by 202 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

All compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, outstanding at the year ended December 31, 2015 have been cancelled.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on March 25, 2016 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

The securities granted or sold under these agreements are unregistered and may only be resold or transferred if they later become registered or fall under an exemption to the Securities Act or applicable state laws. Our typical investor or grantee generally relies upon Rule 144 of the Securities Act, which, in addition to requiring several other conditions before resale may occur, requires that the securities issued be held for a minimum of six months.

From September 1, 2015 to December 31, 2015, the Company raised $400,000 from the issuance of 1,040,000 unregistered shares of its common stock, par value $0.0001, to a group of Accredited Investors.

On March 23, 2016 The Company raised $263,000 from the issuance of 317,000 unregistered shares of its common stock, par value $0.0001, to a group of Accredited Investors.

Purchase of Equity Securities by the Company and Affiliated Purchasers

The Chief Executive Officer of the Company agreed to convert $50,000 of CEO payables to common stock at a purchase price of $0.58 per share. The CEO payables were accumulated in connection with the purchase of a previously issued convertible note, in 2014, from KBM Worldwide, in the full amount of $104,838 including principal amount plus accrued interest.

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

Overview

Weyland Tech, prior to September 1, 2015 specialized in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions. Its solutions and services enabled e-commerce transactions with speed and efficiency, and allowed an interactive and engaging customer experience as well as targeted marketing and advertising.

On September 1, 2015, Weyland Tech acquired the exclusive right to use the ‘CreateApp’ M-commerce applications platform ("apps") from Technopreneurs Resource Centre Private Limited, a Singapore Limited company ("TRC") which was satisfied by the issuance of shares in the Company.  Weyland Tech, have registered the domain name www.createapp.com

TRC's CreateApp platform was marketed and sold predominantly in Singapore with less than 1% of sales attributable to ex-Singapore customers.

The CreateApp platform is offered in eleven languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.

SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

On January 19, 2016 the company signed a Software Licensing Agreement ("SLA") with Info Zone Development Limited ("Info Zone") to provide a 'white label' rollout of the Company's CreateApp platform in the Hong Kong and China market.

On January 21, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Silver Ridge-Tangerine Sdn Bhd ("Silver Ridge") to provide a 'white label' rollout of the Company's CreateApp platform in Malaysia.

On February 11, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Augicom S.A., ("Augicom") to distribute the Company's CreateApp platform in the Euro-Zone except Russia, Turkey, Armenia and Azerbaijan.

On February 24, 2016 the company signed a Term Sheet ("TS") with Meta 4 Group SarL ("Meta4") to form a joint venture partnership for the rollout of Meta4's 'Worldfriend's' network platform in the greater Indonesia market.

On March 9, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Aurum Digital, Inc. ("Aurum") to distribute CreateApp in the Americas, covering North, Central and South Americas.

On March 14, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with IAM, Inc. ("IAM") to distribute CreateApp in the Republic of Korea.

On March 22, 2016 the company signed the joint venture agreement ("JV") with Meta 4 Group SarL ("Meta4") for the rollout of Meta4's 'Worldfriend's' network platform in the greater Indonesia market.

Plan of Operations

Although Weyland Tech's CreateApp platform originally focused on the ASEAN and pan-Asia markets, we have partners that work with us to develop the EU and North American markets. The CreateApp platform is offered in 11 languages and enables small-medium-sized businesses ("SMB's") to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.

SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

Weyland Tech currently offers the CreateApp platform directly, in the following key markets:

Singapore:

www.createappsingapore.com

India (Jaipur):

www.aapkiapp.in

US/Canada:

www.createappamericas.com

Weyland Tech currently offers a DIY App builder through a 'white label' platform, in the following markets:

EU (excluding Russia, Turkey, Armenia, Azerbaijan) via a Strategic Partnership with Augicom S.A. www.augicom.ch

Malaysia via a Strategic Partnership with Silver Ridge Tangerine Sdn Bhd www.silverridge.com.my

Hong Kong/ South China via a Strategic Partnership with Info Zone Ltd.

Indonesia via a Strategic Partnership with Worldfriend's Network www.worldfriends.com

North America via a Strategic Partnership with Aurum Digital Inc. www.createappamericas.com

Korea via IAM, Inc. www.createapp.kr (launches June 1, 2016)

The Company believes that the strategic partnerships that were structured in late 2015 and early 2016, represent a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

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

For the Fiscal Year Ended December 31, 2015

Liquidity and Capital Resources

On December 31, 2015, we had working capital arising from changes in operating assets and liabilities of $ 1,595,563 compared with a deficit of $288,416 on December 31, 2014. The increase is due to the contribution from CreateApp effective September 1, 2015 and our net profit arising thereon.  Net cash generated from operations provided $1,595,563 in the twelve months ended December 31, 2015.  Investing activities provided $6,885 in the twelve months ended December 31, 2015.

We expect to continue utilizing our personnel in Greater Asia, including ASEAN and India for servicing our customers.  In order to accelerate the growth of the Company, we will also consider raising additional funding from investors.

We may not have enough working capital to complete our plan of operations.  If it turns out that we have not raised enough capital to complete our anticipated business development, we will use our best efforts to raise additional funds from private placements or loans.  There is no assurance that we will raise additional capital in the future or that future financings will be available to us on acceptable terms.  If we require additional capital and are unable to raise it, we may have to suspend or cease operations.

Revenue Recognition

Historically, the Company recognized revenue from providing hosting and integration services and licensing the use of its technology platform to its customers.  The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.  Integration revenue was recognized when integration was completed and accepted by the customer.  Monthly hosting fees are recognized when billed.

We earned revenue from providing hosting and integration services to 4-GS, Ltd. and ZBL Cybermarketing, Ltd.  We charge 4-GS and ZBL Cybermarketing monthly integration and hosting fees.

On September 1, 2015, Weyland Tech acquired the exclusive proprietary rights to the CreateApp M-commerce platform from Technopreneurs Resource Centre Private Limited, a Singapore Limited company ("TRC") which was satisfied by the issuance of shares in the Company.  Weyland Tech, owns the rights to  the 'CreateApp'  mobile applications ("apps") platform and  have also registered the www.createapp.com domain name.

The Company's CreateApp platform generates sales to SMB's on a monthly licensing basis (direct sales model) as well as through 'resellers of the platform (reseller model) and country/market specific partnerships whereby the partner rebrands the CreateApp platform under their own branding (white label sales model).

Results of Operation for the Fiscal Year ended December 31, 2015

Service Revenue

Service Revenues were $ 2,553,992 and $2,483,811 for the twelve months ended December 31, 2015 and 2014, respectively.  The increase is due to the contribution from the CreateApp platform effective September 1, 2015.

Cost of Service

Cost of Service was $1,552,258 and $1,711,839 for the twelve months ended December 31, 2015 and 2014, respectively.  The slight reduction is due to lower costs of service in connection with the CreateApp platform effective September 1, 2015.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $ 268,013 and $1,027,665 for the twelve months ended December 31, 2015 and 2014, respectively.  The decline is mainly due to the change in cost structure incorporating the CreateApp platform effective September 1, 2015 and a reduction in cost of service of the existing business.  Included in General and administrative expenses was Amortization of development costs capitalized of $ 83,333 (2104: Nil).

Stock-based compensation The Stock-based compensation expenses are $8,960 and $100,000 respectively for the twelve months ended December 31, 2015 and 2014.

Net Income (Loss)

The Company had a net income of $733,721 for the twelve months ended December 31, 2015 as compared to a net loss of $255,693 for the twelve months ended December 31, 2014.  The increase in net income is primarily due to the material reduction in operating expenses related to the CreateApp platform effective September 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEYLAND TECH INC. (formerly known as Seratosa, Inc.)

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Balance Sheets at December 31, 2015 and 2014	F-2

Statements of Operations for year ended December 31, 2015 and 2014	F-3

Statements of Cash Flows for the year ended December 31, 2015 and 2014	F-4

Statements of Stockholders' Equity/(Deficit) for the year ended December 31, 2015 and 2014	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weyland Tech Inc

(formerly known as Seratosa, Inc.).

We have audited the accompanying balance sheets of Weyland Tech Inc. (the “Company”), as of December 31, 2015 and December 31, 2014 and the related statements of operations, stockholders’ equity/(deficits) and cash flows, for the year ended December 31, 2015 and December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and December 31, 2014 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 14 April 2016

WEYLAND TECH INC.
(formerly known as Seratosa, Inc.)
Balance Sheets
	December 31	December 31
ASSETS	2015	2014
Non-current assets
Investment in joint venture (Note 5)	20,230	-
Development costs, net of accumulated amortization (Note 4)	666,667	-
Equipment, net (Note 6)	-	-
	686,897	-
Current assets
Accounts receivable	722,700	202,700
Deposit and prepayment	8,000	-
Cash and cash equivalents	832,218	-
Total current assets	1,562,918	202,700
Total assets	$2,249,815	$202,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,250,584	-
Accrued expenses and other payables (note 7)	180,494	112,977
Other payables (note 7)	-	303,490
CEO payables (note 7)	121,181	-
Deposit for stock to be issued (note 8)	147,456	-
Total current liabilities	1,699,715	416,467
Total liabilities	1,699,715	416,467
STOCKHOLDERS' EQUITY/(DEFICIT) (Note 9)
Common stock
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 12,628,688 shares as of December 31, 2015 and 46,256,568 shares as of December 31, 2014	146,179	139,177
Additional paid-in capital	36,104,026	36,080,881
Subscriptions received	1,765,855	1,765,855
Accumulated deficit brought forward	(37,465,960)	(38,199,681)
Total stockholder’s equity/(deficit)	550,100	(213,768)
Total liabilities and stockholders' equity/(deficit)	$2,249,815	202,700
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
(formerly known as Seratosa, Inc.)
Statements of Operations

	Year Ended December 31,
	2015	2014

Service Revenue	$2,553,992	$2,483,811
Cost of Service	1,552,258	1,711,839
Gross Profit (loss)	1,001,734	771,972

Other Income	-	-
Gross Income	1,001,734	771,972

Operating Expenses
General and administrative	268,013	1,027,665
Depreciation and amortization	-	-
Total Operating Expenses	268,013	1,027,665

Profit/(Loss) from Operations	733,721	(255,693)

Provision for income taxes	-	-
Net Profit/(Loss)	$733,721	$(255,693)

Net profit/(loss) per common share - basic and fully diluted:	0.0032	(0.0167)

Weighted average number of basic and fully diluted common shares outstanding	229,809,001	13,898,299

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
(formerly known as Seratosa, Inc.)
Statements of Cash Flows
	Year Ended December 31,
	2015	2014
Cash flows from operations:
Profit/(Loss) from continuing operations	$733,721	$(255,693)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of development costs	83,333	-
Issuance of common stock for service received	23,262	100,000
Changes in operating assets and liabilities:
Accounts receivable	(520,000)	(202,700)
Deposits and prepayment	(8,000)	-
Accounts payable	1,250,584	-
CEO payable	121,181	-
Deposits received	147,456	-
Accruals and other payables	(235,974)	69,977
Net cash generated from/(used in) operations	1,595,563	(288,416)
Investment activities:
Investments in joint venture	(20,230)	-
Development cost incurred	(750,000)
Net cash (used in) investment activities	(770,230)	-
Financing activities:
Repayment of convertible debentures	-	(8,500)
Share issuance	6,885
Net cash provided by financing activities	6,885	(8,500)

Net (decreased) / increased in cash	832,218	(296,916)
Balances per prior period balance sheet	-	296,916
Ending balances	$832,218	$-

Non-cash transactions
Conversion of debt to equity	$-	$80,920
Issuance of common stock for services received	$23,262	$100,000
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC
(formerly known as Seratosa, Inc.)
Statements of Stockholders' Equity
	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)/ Equity

Balance December 31, 2013	429,317	$ 138,719	$ 35,900,419	$ 1,765,855	$ (37,943,988)	$ (138,995)

Shares issued pursuant to conversion of debt to equity	35,827,251	358	80,562	-	-	80,920
Shares issued pursuant to consulting agreement	10,000,000	100	99,900	-	-	100,000
Net (loss) for the year	-	-	-	-	(255,693)	(255,693)

Balance December 31, 2014	46,256,568	$ 139,177	$ 36,080,881	$ 1,765,855	$ (38,199,681)	$ (213,768)

Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	-	-	-	-	-
Shares issued for services	1,163,600	117	23,145	-	-	23,262
Shares issued at par	590,905,667	6,885	-	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721
Balance December 31, 2015	12,628,688	146,179	36,104,026	1,765,855	$ (37,465,960)	550,100
The accompanying notes are an integral part of these financial statements.

Weyland Tech Inc.

(Formerly known as SERATOSA, INC)

DECEMBER 31, 2015 AND 2014

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech, specialized in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enabled e-commerce transactions with speed and efficiency, and allowed an interactive and engaging customer experience as well as targeted marketing and advertising.

These financial statements of Weyland Tech Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company believes that it will continue to generate sales from its customers. The Company expects to continue utilizing its cost structure through our Joint Venture partner in Jaipur, India where costs are competitively lower than more developed countries.  In order to accelerate the growth of the Company, management will also raise additional funding from investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on cloud based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

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

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are recorded at cost and are amortized over 3 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

EQUIPMENT

Equipment is carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Estimated useful life of the computer equipment is 3 years.

INVESTMENT IN JOINT VENTURE

The Company’s accounting policy for joint ventures is as follows:

The Company uses the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at cost. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

If the Company enters into a joint venture in which there is joint control between the parties or the Company has significant influence, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

Accounts receivable, net is stated at the amount the Company expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

At December 31, 2015, accounts receivable balances included a concentration from a major customer with receivable balances of $722,700 (2014: $202,700).  For the year ended December 31, 2015, the Company had sales in excess of 10% of $2,356,501 with a major customer.  For the year ended December 31, 2014 one customer had sales of $2,483,811 that was in excess of 10% of sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

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

EARNINGS (LOSS) PER SHARE

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

COST OF SERVICE

Cost of service results from 1) sales commissions to resellers 2) sourcing technical and engineering personnel in Asia on an hourly or project basis in order to customize multi-site SMB mobile apps and medium to large scale customized apps. 3) cloud based hosting services.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

REVERSE SPLIT

On September 1, 2015, we effected a 1-for-1,000 reverse stock split of our outstanding common stock. As a result of the reverse stock split every 1,000 shares of our common stock were converted into 1 share of our common stock.  Immediately after the reverse split we had 626,576 shares of our common stock outstanding.  All share and per share related amounts in this report have been restated retrospectively to reflect the reverse split.

NOTE 3 - GOING CONCERN

The Company had a negative working capital of $136,797 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity.

NOTE 4 - INTANGIBLE ASSETS

	As of December 31,
	2015	2014
Beginning balance, January 1, 2015	$ -	$ -
Additions	750,000	-
Impairment	-	-
Accumulated amortization	(83,333)	-
Ending balance, December 31, 2015	$ 666,667	$ -

The remaining amortization period of the Company’s amortizable intangible assets is approximately 2.67 years as of December 31, 2015. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Amount
2016	$ 250,000
2017	250,000
2018	166,667
Total	$ 666,667

NOTE 5 - THE JOINT VENTURE

On November 26, 2015, the Company and Ranosys Technologies Pvt. Ltd (“Ranosys”) agreed to enter into the Joint Venture through CreateApp India Pvt Ltd. (“CreateApp”), an India limited liability company of which the Company and Ranosys are 50% members. The results of operations of CreateApp from November 26, 2015 were not material.

NOTE 6 - EQUIPMENT

Equipment as of December 2015 and 2014 is summarized as follows:

As of December 31,
	2015	2014
Cost	$ 10,000	$ 10,000
Less: Accumulated depreciation	$ 10,000	$ 10,000
Net book value	-	-

NOTE 7 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

As of December 31,
	2015	2014
CEO payable	$ 121,181	$ 0
Other payable	$ 0	$ 303,491
Legal and professional fees payable	$ 123,850	$ 78,500
	$ 245,031	$ 381,991

NOTE 8 – DEPOSIT FOR STOCK TO BE ISSUED

During the year, the Company received $147,456 as funds designated for issuing of common stock.

NOTE 9 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Shares

Authorized common shares of the Company consist of 250,000,000 shares with a par value of $0.0001 each (2014: 10,000,000,000 shares with a par value of $0.00001 each).

Issuance of Common Stock

During the year ended December 31, 2015, the Company:

-

Issued 715,600 in common shares with a value of $14,312 for legal and professional services;

-

sold 580,067,155 shares at $0.00001 per share for total proceeds of $5,801 and 10,838,512 shares at $0.0001 per share for total proceeds of $1,084.  No warrants were issued with the shares;

-

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation of $8,960 and $0, respectively, which was included in selling, general and administrative expense.

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

Stock-Based Compensation

A summary of the Company’s stock option activity during the twelve months ended December 31, 2015 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding , December 31, 2013	410,000	0.83	2.02	1.1	$0
Less: Option expired	(160,000)	0.47	0.31		$0
Options Outstanding , December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding , December 31, 2015	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2015.  No new options were granted in the fiscal year 2014 or 2015.

NOTE 10 - INCOME TAXES

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured if it's more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what which would be expected by applying the effective rates to net income (loss) as follows:	2015	2014

Deferred Tax Assets
Net Profit/(Loss) for the year	$ 733,721	$ (255,693)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expenses (recovery) based on effective rate	292,201	(101,765)
Tax losses carryforward deferred	(292,201)	101,765
Corporate Income Tax expense (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling $2,619,205 (2014: 3,352,926) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2015 and 2014 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2015	2014
Net operating loss carryforwards	$ 2,619,205	$ 3,352,926
Accruals and reserves	-	-
	2,619,205	3,352,926
Statutory tax rate	39.8%	39.8%
Deferred tax asset	1,042,444	1,334,465
Valuation allowance	(1,042,444)	(1,334,465)
Net deferred tax asset	-	-

NOTE 11 – SUBSEQUENT EVENT

The Company has evaluated all transactions from December 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

With the appointment on July 15, 2015 of Lionel Choong, our present Chief Financial Officer, procedures over the timely reporting of financial quarterly results for the September 2015 quarter were introduced and are being used for the annual reporting of the Company’s annual 10-K.  With the current procedures in place, we have increased our ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  We plan to enhance our current procedures and comply fully with the disclosure controls and procedures and internal control over financial reporting in fiscal year 2016.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our prior Chief Executive Officer and prior Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2016:

Name	Age	Positions and Offices Held
Brent Suen	49	President, Chief Executive Officer, Director and Secretary
Lionel Choong	54	Acting Chief Financial Officer and Director
Eddie Foong	43	Chief Operating Officer and Director
Ankit Agarwal	28	Chief Technology Officer
Matthew Burlage	53	Independent Non-Executive Board Member
Ross O'Brien	46	Independent Non-Executive Board Member
Brett Lay	53	Independent Non-Executive Board Member

Brent Suen (age 49) has been President & Chief Executive and Financial Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014.  Mr. Suen has 27 years of experience in the investment banking industry. He attended Westminster receiving his BA in Finance.  He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past five years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Lionel Choong (age 54) has been acting Chief Financial Officer since July 17, 2015.  In addition, Mr. Choong has been the Vice Chairman of the Board and a director of Emerson Radio Corp. (NYSE: MSN) since November 2013.  Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter.  Mr. Choong is a consultant for Zenith Professionals Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (now Weyland Technology, Inc.). Mr. Choong is a fellow member and holds a corporate finance diploma from the Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities

Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University.

Based on Mr. Choong’s background in accounting, business and corporate finance, the Board believes that he is well qualified to serve as a director and acting Chief Financial Officer of the Company.

Eddie Foong (age 43), Chief Operating Officer, is the founder and creator of CreateApp, and has over 17 years of experience in IT, sales and marketing and operations. He was involved in a RFID technology company that developed and changed Singapore National Library Books borrowing system islandwide. He previously headed the sales and marketing department of Info. Technology within MNCs and government agencies.  He graduated with a Class 1 BEng Honours Degree and IBM Award holder from University of Strathclyde, U.K.

Ankit Agarwal (age 28), is the Chief Technology Officer of the Company. Ankit is a PMP certified professional with 5+ years of multi-country, multi-domain experience in Information Technology, which include of Services Delivery & Project Management experience in Mobility, eCommerce, Oil & Gas, Finance. This includes rich experience in Project planning. execution, Stakeholder management and Service Delivery with a strong underlying focus on customer satisfaction. Ankit has proven ability to conceptualize project methodology and tools, project estimation, project costing, resource sizing, organizing and leading multiple project teams in various industry domains. Ankit has his Bachelor of Technology from Rajasthan Technical University

Matthew Burlage (age 53) Independent, non-executive Board Member, has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media and technology (TMT) sectors.

In 2000, Matt co-founded IRG, a boutique financial advisory and investment firm focused on the core growth sectors in Asia. He advises Asian and global corporates, private equity funds, hedge funds and sovereign wealth funds on a range of transactions including mergers, acquisitions, corporate restructurings, and debt capital and equity capital financings. He is also responsible for the firm’s investment strategy and management of its proprietary capital.

Before co-founding IRG, Matt was a Managing Director and Head of Industry Groups at Lehman Brothers in Hong Kong where he created the first and largest dedicated TMT industry group at an investment bank in Asia in the early 1990s. He has been an adviser on capital raisings, equity/debt financings and merger and acquisition strategy to Asia’s leading companies in Japan, Singapore, Hong Kong, Indonesia, China, Thailand, Taiwan, and South Korea, as well as to global telecommunications operators in Europe and the US.

Matt was ranked Number One in ex-Japan Corporate Asia, and Number Two in Corporate Asia, by Institutional Investor, and is a member of Institutional Investor’s Top 20 Global E-Finance Elite for Asia and Europe.

He has a MBA from Harvard Business School and a Bachelor of Arts from Yale University, and attended the Japanese Language Institute of Sophia University.

Ross O'Brien (age 46), Independent, non-executive Board Member, is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. His analysis surrounds Asia’s Innovation Economy—the intersection of information technology and the region’s broader society and economy. For nine years he was Director of the Economist Corporate Network, a membership-based business advisory programme for senior executives of multinationals in Asia.

Based in Hong Kong for over 17 years, Ross has an AB in Asian Studies and Anthropology from Dartmouth College (1989), and an MBA from the University of California at Berkeley’s Haas School (1996). He is conversant and literate in Mandarin and Indonesian.

Currently, and beginning in 2003, Ross was Managing Director of the Hong Kong operations of Intercedent Asia, a region-wide partnership of B2B market consultants, which provides research-based market entry and positioning advice in several verticals across Asia. Ross' practice focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions. His client work involved extensive research work in over a dozen economies in Asia, including extended field research in China, Indonesia, Vietnam and Bangladesh.

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

Brett Lay (age 53) Independent, non-executive Board Member, is the former Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015.  A seasoned successful business executive with 28 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies.  Acted as interim CEO during transition phases.   A member of the board of directors working with private equity owners to grow and harvest their investments.  Over 18 years of work experience in Asia while residing in Singapore and Hong Kong.  Active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.  Originated and completed the successful execution of several mergers and acquisitions, including the post integration efforts.

Brett has been a company officer in diverse sized organizations including; a large corporation (NYSE $62 billion), a startup company taking it from an idea to now a component of a $14 billion NASDAQ public company, and recently completed the sale of Pacnet to Telstra for $750M.  Created multiple financing programs including equity origination, senior bank facilities, high yield bond facilities, and lines of vendor credit.  Created, maintained and restructured debt programs, operating environments, shareholder equity structures, vendor relationships, and bank facilities.  Reviewed multiple financing structures to meet shareholder objectives including IPO, REIT spinoff, asset trust structures, and minority investments.  Managed a large finance workforce over a widespread diversified region.  Actively managed P&L performance and operating results.  Created and implemented a corporate restructuring that included the downsizing of the workforce by nearly 30% and reducing annual SG&A expenses by $25 million.  Managed shareholder relationships including large private equity groups to meet their financial objectives.

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver.

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

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Lionel Choong and Brent Suen.  Mr. Choong is the acting Chairman of the Audit Committee.  Mr. Suen is considered an interested member of the audit committee as Mr. Suen is the President and CEO of the Company.  At the Company’s annual board meeting, it is proposed that the three independent, non-executive board directors will join the audit committee and Mr Choong will retire as acting Chairman of the audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, CEO & Director	2015 2014	$9,000 $2,000	- -	$5,120 -	- -	- -	$14,120 $2,000
Lionel Choong	2015	$27,167		$3,840			$31,007
Eddie Foong	2015	$-					$-
Ankit Agarwal	2015	$-					$-

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2014 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

The Company entered into an executive employment agreement with Mr. Suen, dated as of November 19, 2014, pursuant to which, the Company is obligated to pay Mr. Suen a monthly salary of $1,000, which increased to $2,000 per month in 2015, which will be accounted for in 2016 Q1 results.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2015 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred Compensation earnings ($)	All other Compensation ($)	Total ($)
Matthew Burlage	-	-	-	-	-	-
Ross O'Brien	-	-	-	-	-	-
Brett Lay	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2015 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Weyland Tech Inc., 9/F, The Wellington, 198 Wellington Street, Central , Hong Kong HKSAR

As of the Determination Date, there are 16,422,963 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Brent Suen	Chief Executive Officer	412,000	2.5%
Lionel Choong	Acting Chief Financial Officer	394,000	2.3%
Eddie Foong	Chief Operating Officer	2,000,000	12.2%
Ravindran S/O Ramasamy	Shareholder	3,550,000	21.6%
Lee Gaik Hong	Shareholder	1,500,000	9.1%
IRG TMT Asia Fund	Shareholder	600,000	3.6%
Matthew Burlage	Director	100,000	0.6%%
Ross O'Brien	Director	100,000	0.6%
Brett Lay	Director	100,000	0.6%
Directors and Officers as a group (6 persons)		3,104,000	18.9%

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “ Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans ” above.

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

Director Independence

According to their respective Directors and Officers annual questionnaire, Messrs. Matthew Burlage, Ross O'Brien and Brett Lay, are considered independent, non-executive board directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2014.

Financial Statements for Year Ended December 31	Audit Fees (1)	Audit Related Fees(2)	Tax Fees (3)	All Other Fees (4)
2015	$22,000	-	-	-
2014	$28,000	-	-	-

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

Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed on September 1, 2015)
4.1
10.1
31.1*	Certificate pursuant to Rule 13a-14(a)
31.2*	Certificate pursuant to Rule 13a-14(a)
32.1*	Certificate pursuant to 18 U.S.C. Section 1350
32.2*	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2016.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	April 14, 2016