Form 10-K/A
period 2015-12-31
WEYLAND TECH, INC.
filed 2016-04-26
CIK 1335112

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

iii

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of April, 2016.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	April 26, 2016

2