Form 10-Q
period 2016-03-31
WEYLAND TECH, INC.
filed 2016-05-23
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to   ____ to  ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2016
Common stock, $0.00001 par value	16,442,963

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets at March 31, 2016 and December 31, 2015	2

Statements of Operations for three months ended March 31, 2016 and 2015	3

Statements of Cash Flows for the three months ended March 31, 2016 and 2015	4

WEYLAND TECH INC.
Balance Sheets
	March 31	December 31
ASSETS	2016	2015
Non-current assets
Investment in joint venture	120,320	20,230
Development costs, net of accumulated amortization	583,333	666,667
Trademark	5,000	-
	708,563	686,897
Current assets
Accounts receivable, deposit and prepayments	739,701	730,700

Cash and cash equivalents	2,379,562	832,218
Total current assets	3,119,263	1,562,918
Total assets	$3,827,826	$2,249,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, accruals and other payables	1,394,637	1,431,078

CEO payables	88,220	121,181
Deposit for stock to be issued	424,887	147,456
Total current liabilities	1,907,744	1,699,715
Total liabilities	1,907,744	1,699,715
STOCKHOLDERS' EQUITY
Common stock
Authorized 250,000,000 shares at par value of $ 0.00001 each
Issued and outstanding 16,442,963 shares as of March 31, 2016 and 46,256,568 shares as of December 31, 2015	146,179	146,179
Additional paid-in capital	36,104,037	36,104,037
Subscriptions received	1,765,855	1,765,855
Accumulated deficit brought forward	(36,095,989)	(37,465,971)
Total stockholder’s equity	1,920,082	550,100
Total liabilities and stockholders' equity	$3,827,826	2,249,815

WEYLAND TECH INC.
Statements of Operations

	Quarter Ended March 31,
	2016	2015
Service Revenue	$2,261,455	$480,000
Cost of Service	634,331	475,000
Gross Profit	1,627,124	5,000

Other Income	-	-
Gross Income	1,627,124	5,000

Operating Expenses
General and administrative	173,809	14,616
Depreciation and amortization	83,333	-
Total Operating Expenses	257,142	14,616

Profit/(Loss) from Operations	1,369,982	(9,616)

Provision for income taxes	-	-
Net Profit/(Loss)	$1,369,982	$(9,616)

Net profit/(loss) per common share - basic and fully diluted:	0.0890	(0.000692)

Weighted average number of basic and fully diluted common shares outstanding	15,397,248	13,898,299

WEYLAND TECH INC.
Statements of Cash Flows
	Quarter Ended March31
	2016	2015
Cash flows from operations:
Profit/(Loss) from continuing operations	$1,369,982	$(9,616)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of development costs	83,333	-

Changes in operating assets and liabilities:
Accounts receivable, deposit and prepayment	9,000	-

Accounts payable, accruals and other payables	(36,440)	9,616
CEO payable	(32,961)	-

Net cash generated from/(used in) operations	1,392,914	-
Investment activities:
Investments in joint venture	(100,000)	-
Development cost incurred	-	-
Net cash (used in) investment activities	(100,000)	-
Financing activities:
Deposits received	254,430	-
Share issuance	-	-
Net cash provided by financing activities	1,547,344	-

Net (decreased) / increased in cash	1,547,344	-
Balances per prior period balance sheet	832,218	-
Ending balances	$2,379,562	$-

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

- “Weyland Tech” the “Company,” “we,” “us,” or “our,” are to the business of Weyland Tech Inc., a Delaware corporation;

- “SEC” are to the Securities and Exchange Commission;

- “Securities Act” are to the Securities Act of 1933, as amended;

- “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

- “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Overview

Weyland Tech’s CreateApp platform is offered in twelve languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.

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

Plan of Operations

Although Weyland Tech's CreateApp platform originally focused on the ASEAN and Pan-Asia markets, we have partners that work with us to develop the EU and North American markets. The CreateApp platform is offered in twelve languages and enables small-medium-sized businesses

("SMB's") to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.

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

Subsequent Events

On April 12, 2016 the Company’s partner, Aurum Digital, signed an exclusive customer agreement with World Black Belt, Inc.  (“WBB”), to rollout the CreateApp platform within WBB’s 5,035-Direct member network and marketing to WBB’s Affiliate Network of 33,000 Martial Art’s Schools.

On April 15, 2016, the Company applied for uplisting to the OTC Markets Group’s ‘OTCQB Marketplace’ which is a higher tier market for publicly traded companies. It is expected that the Company’s uplisting will be effective before June 1st, 2016.

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

For the Quarter Ended March 31, 2016

Liquidity and Capital Resources

On March 31, 2016, we had working capital arising from changes in operating assets and liabilities of $ 1,392,914 compared with $740,247 on December 31, 2015.  The increase is due to the contribution from CreateApp operations effective September 1, 2015 and our net profit arising thereon.  Net cash generated from operations provided $ 1,369,982 for the three months ended March 31, 2016 compared to $1,595,563 for the twelve months ended December 31, 2015.  Investing activities used $100,000 for our joint venture operations in India.

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

Results of Operation for the Quarter ended March 31, 2016

Service Revenue

Service Revenues were $ 2,261,455 and $480,000 for the three months ended March 31, 2016 and 2015, respectively.  The increase is due to the significant contribution from the CreateApp platform effective September 1, 2015.

Cost of Service

Cost of Service was $634,331 and $475,000 for the three months ended March 31, 2016 and 2015, respectively.  The movement is due to costs and increased scale of service operation in connection with the CreateApp platform effective September 1, 2015.

Operating Expenses

General and administrative expenses:  General and administrative expenses were $ 257,142 and $14,616 for the three months ended March 31, 2016 and 2015, respectively.  The increase is mainly due to the change in cost structure incorporating the CreateApp platform effective September 1, 2015 and an increased scale of operation of our business.  Included in General and administrative expenses were Amortization of development costs capitalized of $ 83,333 (2015: Nil).

Net Income (Loss)

The Company had a net income of $1,369,982 for the three months ended March 31, 2016 as compared to a net loss of $9,616 for the three months ended March 31, 2015.  The significant increase in net income is mainly due to the contribution from the services offered through the CreateApp platform effective September 1, 2015.

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

Weyland Tech INC.
May 23, 2016	/s/ Brent Y Suen Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)