Form 10-Q
period 2016-06-30
WEYLAND TECH, INC.
filed 2016-08-12
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__to __

Commission File Number: 000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

198 Wellington Street, 9/F The Wellington, Central, Hong Kong SAR. Hong Kong HKSAR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2016
Common stock, $0.0001 par value	17,412,261

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	June 30	December 31
	2016	2015
	(Unaudited)	(I)
ASSETS
Current assets
Account Receivables	1,734,281	722,700
Cash and Bank	1,763,046	832,218
Temporary Payment	8,000	8,000
Total current assets	3,505,327	1,562,918
Non-Current Assets
Investment in Joint Venture	180,000	20,230
Software development cost	541,667	666,667
Software development cost (incomplete)	38,838	-
Trademark	5,000	-
Total Non-Current Assets	765,505	686,897
Total assets	4,270,832	2,249,815

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	830,868	1,250,584
Accrued expenses and other payable	85,651	301,675
Deposit received for share to be issued	544,887	147,456
Total current liabilities	1,461,405	1,699,715

Net assets	2,809,427	550,100

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 17,412,261shares as of June 30, 2016 and 12,628,688 shares as of December 31, 2015	146,179	147,179
Additional paid-in capital	36,104,037	36,104,037
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(35,206,644)	(37,465,971)
Total stockholders' funds	2,809,427	550,100

Total liabilities and stockholders' equity	$4,270,832	2,249,815

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,133,529	$100,000	$6,394,984	$580,000
Cost of Service	2,993,361	95,000	3,673,639	570,000
Gross Profit (Loss)	1,140,168	5,000	2,721,345	10,000

Other income	167,273		156,170	-

Operating Expenses
General and administrative	325,407	14,375	493,188	28,991
Depreciation	62,500	-	125,000	-
Total Operating Expenses	387,907	14,375	618,188	28,991

(Loss) profit from Operations	919,534	(9,375)	2,259,327	(18,991)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$919,534	$(9,375)	$2,259,327	$(18,991)

Net Income (Loss) per common share - basic and fully diluted:	0.0574	(0.0001)	0.1822	(0.0002)

Weighted average number of basic and fully diluted common shares outstanding	16,010,381	125,146,384	12,398,867	96,916,712

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operations:
(Loss) profit from continuing operations	$2,259,327	$(18,991)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense/amortization development costs	125,000	-
Changes in operating assets and liabilities:
Accounts receivable increase	(1,011,581)	(420,000)
Accounts payable and other accruals	(635,741)	(402,167)
Net cash provided (used) in operations	693,168	(841,159)

Investment activities:
Net cash provided by / (used in) investment activities	(159,770)-	-

Financing activities:
Share subscriptions received	397,430	-
	-	-
Net cash provided by financing activities	397,430	-

Net (decreased) / increased in cash	930,828	(841,159)

Balances per prior period balance sheet	832,218	-
Ending balances	$1,763,046	(841,159)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

?

dependence on key personnel;

?

Competitive factors;

?

degree of success of research and development programs;

?

the operation of our business; and

?

general economic conditions in the Asia-Pacific Region.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

?

“Weyland” the “Company,” “we,” “us,” or “our,” are to the business of Weyland Tech Inc., a Delaware corporation;

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

Overview

Weyland Tech’s CreateApp platform is offered in twelve languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

On April 12, 2016 the Company’s partner Aurum Digital, signed an exclusive customer agreement with World Black Belt, Inc.  (“WBB”), to rollout the CreateApp platform within WBB’s 5,035-Direct member network and marketing to WBB’s Affiliate Network of 33,000 Martial Art’s Schools. WBB’s rebranded website, with the CreateApp back-end is www.worldblackbeltpro.com.

On April 15, 2016, the Company applied for listing to the OTC Markets Group’s ‘OTCQB Marketplace’ which is a higher tier market for publicly traded companies. The listing was effective on June 13th, 2016.

On June 23, 2016, the Company entered into a memorandum of understanding (MOU) with 2C2P, the leading Southeast Asian payments services company.

2C2P and Weyland Tech have agreed to work together on an m-commerce solution that enables Small-Medium-sized-Businesses to provide multi-payment options to consumers in the Southeast Asia region.

On June 30, 2016, the Company signed a Master Service Agreement ("MSA") with Orient Asia Pacific Limited. ("OAP"), for the Indonesia market.

Our Growth Strategy

Although Weyland Tech's CreateApp platform originally focused on the and Pan-Asia markets, we have partners that work with us to develop the EU and North American markets.

The CreateApp platform is offered in twelve languages and enables small-medium-sized businesses ("SMB's") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

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

Weyland Tech currently offers a DIY App builder through a 'white label' platform, in the following markets:

EU (excluding Russia, Turkey, Armenia, Azerbaijan) via a Strategic Partnership with Augicom S.A. www.augicom.ch

Malaysia via a Strategic Partnership with Silver Ridge Tangerine Sdn Bhd www.silverridge.com.my

Hong Kong/ South China via a Strategic Partnership with Info Zone Ltd.

Indonesia via a Strategic Partnership with Worldfriend's Network www.worldfriends.com and Orient Asia Pacific Limited.

North America via a Strategic Partnership with Aurum Digital Inc. www.createappamericas.com

Korea via IAM, Inc. http://www.iamyourapp.co.kr/

The Company believes that the strategic partnerships that were structured in late 2015 and early 2016, represent a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Subsequent Events

None

Results of Operation

Service Revenue

Service Revenue was $4,133,529 and $100,000 for the three months ended June 30, 2016 and 2015, respectively.  The increase is due to service income from our customers, together with development income from a strategic partner for the development of a master Createapp application of $2,000,000. (2015: Nil).

Cost of Service

Cost of Service was $2,993,361 and $95,000 for the three months ended June 30, 2016 and 2015, respectively.  The increase was due to service costs paid to an integration/customization partner corresponding with increase in our service income, together with development cost for our European customer for the development of a master Createapp application of $1,750,000. (2015: Nil).

License fees

Included in other income are license fees from our Hong Kong partner of $120,309 and a one- time fee from a Singapore company of $ 35,750. (2015: Nil)

Operating Expenses

General and administrative:  General and administrative expenses were $325,407 and $14,375 and for the three months ended June 30, 2016 and 2015, respectively.  The increase was due to increased personnel costs, travel and professional costs as a result of the increased level of business and contribution from our Createapp business.

Net Profit(Loss)

The Company had a net profit of $919,534 and a net loss of $9,375 for the three months ended June, 2016 and 2015, respectively.  The net profit for the period was due to the increased level of business and contribution from our Createapp business.

Included in Net profit was amortization of $62,500 for for the three months ended June, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On June 30, 2016, we had working capital of $693,168.  The increase in working capital is due to profit for the period.  Operating activities provided $693,168 for the six months ended June 30, 2016.  There was a further in Investment in our Indian operations of $159,770 and there were share subscription proceeds of $397,430 during the six months ended June 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

During the period, we have increased control in our accounting function with the implementation of a cloud based computerized accounting and reporting system.  This has reduced the cycle time of our quarterly results, provided increased financial transparency and enhanced our segregation of duties with our bookkeeper maintaining the accounts and our CFO reviewing these for the CEO and COO and the audit committee and our board.

In addition, our auditors have been engaged to review our interim results for the six months ended June 30, 2016.

Other than the above, there has been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended June 30, 2016, the Company received proceeds of $397,430 for the private placement of the company's common shares to professional investors at prices ranging from $0.75 - $1.48. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
August 12, 2016	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)