Form 10-Q
period 2016-09-30
WEYLAND TECH, INC.
filed 2016-11-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

198 Wellington Street, 8/F The Wellington, Central, Hong Kong SAR. Hong Kong HKSAR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2016
Common stock, $0.0001 par value	19,657,261

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	September 30	December 31
	2016	2015
	(Unaudited)	(I)
ASSETS
Current assets
Account Receivables	736,781	722,700
Cash and Bank	949,046	832,218
Temporary Payment	8,000	8,000
Total current assets	1,693,827	1,562,918
Non-Current Assets
Investment in Joint Venture	289,970	20,230
Software development cost	479,167	666,667
Software development cost (incomplete)	2,933,044	-
Trademark	5,000	-
Total Non-Current Assets	3,707,181	686,897
Total assets	5,401,008	2,249,815

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	853,500	1,250,584
Accrued expenses and other payable	35,650	301,675
Deposit received for share to be issued	925,001	147,456
Development Fee Recoverable	8,977	-
Total current liabilities	1,823,128	1,699,715

Net assets	3,577,880	550,100

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 19,657,261 shares as of September 30, 2016 and 12,628,688 shares as of December 31, 2015	146,179	146,179
Additional paid-in capital	36,104,037	36,104,037
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(34,438,191)	(37,465,971)
Total stockholders' funds	3,577,880	550,100

Total liabilities and stockholders' equity	$5,401,008	2,249,815

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Service Revenue	$2,778,552	$648,159	$9,173,536	$1,228,159
Cost of Service	1,710,733	264,740	5,384,371	834,740
Gross Profit (Loss)	1,067,819	383,419	3,789,165	393,419

Other income	25,443	-	181,612	-

Operating Expenses
General and administrative	262,309	57,016	755,497	86,007
Depreciation and amortization	62,500	7,318	187,500	7,318
Total Operating Expenses	324,809	64,334	942,997	93,325

Profit from Operations	768,453	319,085	3,027,780	300,094

Provision for income taxes	-	-	-	-
Net Income	$768,453	$319,085	$3,027,780	$300,094

Net Income per common share - basic and fully diluted:	0.043	0.08	0.18	0.23

Weighted average number of basic and fully diluted common shares outstanding	15,421,850	3,938,845	16,696,496	1,316,555

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2016		2015
	(Unaudited)		(Audited)

Cash flows from operations:
Profit from continuing operations	$3,027,780		$307,412
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense/amortization software development costs	187,500		7,318
Changes in operating assets and liabilities:
Software development cost increase	(2,938,044)		-
Accounts receivable increase	(14,080)		(520,000)
Software Development fee recoverable increase	8,976		-
Temporary payment increase	-		(8,000)
Accrued expenses & Accounts Payable decrease	(577,578)		609,000
Amounts due to CEO payables decrease	(85,530)		179,719
Elimination of non-cash effects of net assets acquired		-	(1,918,487)
Net assets of subsidiary acquired	-		1,384,076
Net cash (used) provided from operations	(390,976)		41,038

Investment activities:
Net cash (used in) Investment activities	(269,740)		-

Financing activities:
Share subscriptions received	777,544		-
	-		-
Net cash provided by financing activities	777,544		-

Net increase in cash	116,828		41,038

Balances per prior period balance sheet	832,218		-
Ending balances	$949,046		41,038

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

Overview

Weyland Tech’s CreateApp platform is provided in twelve languages and enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

On September 6, 2016 the Company signed a strategic licensing agreement with BGT Corporation Public Company Limited ("BGT"), for the Thai market.

BGT owns the rights to Body Glove, founded in 1953, in Redondo Beach, California. BGT distributes men's & women's sport and casual wears and wetsuits in Thailand and ASEAN countries such as Myanmar, Vietnam, Laos, Cambodia, Malaysia, Singapore and the Philippines. The company has 149 company owned locations in Thailand alone and was listed on the Thailand Stock Exchange in 2007. Body Glove Thailand's website is: http://www.bodyglove.co.th/. BGT, in 2013, established BGT Technology in order to distribute electronic devices and other related accessories under trademarks of Wolfeye, Moontech and Boost.

BGT Technology intends to utilize the Weyland Tech CreateApp platform for BGT's m-Commerce app as well as provide a 'branded app' to other industries in Thailand.

Our Growth Strategy

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets, we have partners that work with us to develop the EU and North American markets. The CreateApp platform is provided in twelve languages and enables small-medium-sized businesses ("SMB's") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

Given the nature of DIY mobile apps ("apps"), and the primary target market of Small-Medium-sized-Businesses ("SMB's"), a typical go-to-market strategy would have direct sales force or resellers approach SMB's directly to drive license sales.

Over the past eight months, the Company has evolved this model with two distinct market paths to drive recurring revenue sales:

A)

Strategic Partnerships in countries/regions where our partners are responsible for targeting SMB's either thru an installed base of customers OR groups of Direct Sellers with a sales force encompassing SMB's as end customers.

B)

Enterprise Solutions where large retailers (hypermarket chains, mall owners, brand owners with company-owned and franchise stores) adopt a 'Master App' on a white-label basis, hosted at a 3rd party regional Hosting or Data Center facility.

With the above strategy, we believe that the Company has been able to maintain a lower capital expenditure base due to the 'level-two' customer support vs. 'level-one' customer support, smaller sales and marketing teams, and the need to provide hosting services.

In addition to the previously announced partnerships this year, the Company is currently in late stage discussions and negotiations with a number of strategic partners and enterprise-sized customers, including major regional and country telecommunications providers, Fortune 500 retailers and 'affiliate' groups.

Specific terms of the relationships and agreements will remain confidential for competitive reasons. However, agreements are expected to continue to support a transition from a license model to a multi-year model with subscriptions, m-commerce revenue sharing and advertising revenues.

Subsequent Events

On October 27, 2016 - Weyland Tech Inc., announces that its partner, Domiciled in Hong Kong with primary base of operations in Kuala Lumpur, Malaysia, has signed and launched a "white label" App. Named "MocaApp," this App focuses on the South East Asian small-medium-sized businesses ("SMB's") market.

Marketing to the mid-tier SMB's in South East Asia, MocaApp plans to offer additional modules and services not available and provided in its standard version over time to help customers' better serve their end users. Actual support and development work is provided in Malaysia although the focus of MocaApp is in the Philippines initially and to other South East Asian countries over the next six months.

A team of 90 across five offices in the Philippines, Malaysia, Vietnam, Thailand, and Singapore supported and customized MocaApp.

MocaApp can be downloaded at www.mocaapp.com launched on November 1st, 2016.

During the months of September and October, 2016, the Company’s management met with current and former officials of the New York Stock Exchange and the NASDAQ Stock Market in order to ascertain which market would be better suited for the Company for an uplisting. The Company is currently in application stage and will release further details as they become available.

Results of Operation

Service Revenue

Service Revenue was $2,778,552 and $648,159 for the three months ended September 30, 2016 and 2015, respectively.  The increase is due to continuing service income from our existing customers and the beginning of customer traction from new customers, partners and geographical regions.

Cost of Service

Cost of Service was $1,710,733 and $264,740 for the three months ended September 30, 2016 and 2015, respectively.  The increase was due to increased service costs arising from an increase in our service level income.

License fees

Included in other income are license fees from our Hong Kong partner of $142,803 and a one- time fee from a Singapore company of $ 35,750. (2015: Nil)

Operating Expenses

General and administrative:  General and administrative expenses were $262,309 and $57,016 and for the three months ended September 30, 2016 and 2015, respectively.  Other than our continuing expenditure in software development of $250,262 (2015: nil), a general increase arose due to increased personnel costs, travel and professional costs as a result of the increased level of business and contribution from our CreateApp business.

Net Profit

The Company reports a net profit of $768,453 and $319,085 for the three months ended September 30, 2016 and 2015, respectively.  The net profit for the period was due to the increased level of business and contribution from our CreateApp business.

Included in Net profit was amortization of software development costs of $62,500 for the three months ended September 30, 2016. (2015: nil).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2016, we had negative working capital of $129,301.  The decrease in working capital is due to our investment in Software development in our CreateApp SMB platform of $2,938,044 during the period.  Operating activities provided funds of $3,027,780 for the nine months ended September 30, 2016.  There was a further Investment in our

Indian operations of $269,740 and there were share subscription proceeds of $777,544 during the nine months ended September 30, 2016.

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

Our auditors were engaged to review our results for the six months ended June 30, 2016.  No independent review was performed on the results for the three months ended September 30, 2016.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2016, the Company received proceeds of $777,545 for the private placement of the company's common shares to professional investors at prices ranging from $0.75 - $1.48. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend. The primary purpose of the share issuances was to increase the shareholder base in order to meet NASDAQ Capital Market minimum entry requirements. Several of the share purchasers are professional investment managers at well-known Registered Fund Management Companies and the Company believes their participation increases company credibility in the investment community.

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

Weyland Tech Inc.
November 14, 2016	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)