Form 10-Q/A
period 2016-09-30
WEYLAND TECH, INC.
filed 2016-11-14
CIK 1335112

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

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016, is solely to adjust the net income per common share figure on the Condensed Statements of Operations for the three months ended September 30, 2016.

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

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock
Authorized 250,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 19,657,261 shares as of September 30, 2016 and 12,628,688 shares as of December 31, 2015	146,179	146,179
Additional paid-in capital	36,104,037	36,104,037
Subscriptions received	1,765,855	1,765,855
Accumulated deficit	(34,438,191)	(37,465,971)
Total stockholders' funds	3,577,880	550,100

Total liabilities and stockholders' equity	$5,401,008	2,249,815

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Service Revenue	$2,778,552	$648,159	$9,173,536	$1,228,159
Cost of Service	1,710,733	264,740	5,384,371	834,740
Gross Profit (Loss)	1,067,819	383,419	3,789,165	393,419

Other income	25,443	-	181,612	-

Operating Expenses
General and administrative	262,309	57,016	755,497	86,007
Depreciation and amortization	62,500	7,318	187,500	7,318
Total Operating Expenses	324,809	64,334	942,997	93,325

Profit from Operations	768,453	319,085	3,027,780	300,094

Provision for income taxes	-	-	-	-
Net Income	$768,453	$319,085	$3,027,780	$300,094

Net Income per common share - basic and fully diluted:	0.05	0.08	0.18	0.23

Weighted average number of basic and fully diluted common shares outstanding	15,421,850	3,938,845	16,696,496	1,316,555

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Audited)

Cash flows from operations:
Profit from continuing operations	$3,027,780	$307,412
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense/amortization software development costs	187,500	7,318
Changes in operating assets and liabilities:
Software development cost increase	(2,938,044)	-
Accounts receivable increase	(14,080)	(520,000)
Software Development fee recoverable increase	8,976	-
Temporary payment increase	-	(8,000)
Accrued expenses & Accounts Payable decrease	(577,578)	609,000
Amounts due to CEO payables decrease	(85,530)	179,719
Elimination of non-cash effects of net assets acquired	-	(1,918,487)
Net assets of subsidiary acquired	-	1,384,076
Net cash (used) provided from operations	(390,976)	41,038

Investment activities:
Net cash (used in) Investment activities	(269,740)	-

Financing activities:
Share subscriptions received	777,544	-
	-	-
Net cash provided by financing activities	777,544	-

Net increase in cash	116,828	41,038

Balances per prior period balance sheet	832,218	-
Ending balances	$949,046	41,038

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