Form 10-K
period 2016-12-31
WEYLAND TECH, INC.
filed 2017-03-31
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2016

or

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

[   ] Yes   [X] No

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCOB Market) was approximately $42 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,778,128 shares of the registrant’s common stock outstanding as of March 31, 2017.

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

•

“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

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

v

PART I

ITEM 1. BUSINESS

Overview

Weyland Tech’s CreateApp platform enables small-medium-sized businesses ("SMB’s") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMB's can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

The Company is currently in ‘application’ stage with the NASDAQ Market for approval to have its shares traded on the NASDAQ Capital Market. It is anticipated, though not certain, that this process should be completed within the calendar year 2017.

Our corporate headquarters are located at 198 Wellington Street, 8/F The Wellington, Central, Hong Kong HKSAR.  Although we maintain a website at www.weyland-tech.com, we do not intend that information available on our website be incorporated into this filing.

Our Strategy

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in twelve, predominantly Asian, languages—we have partners that work with us to develop the EU and North American markets.

The CreateApp platform enables SMB’s to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that through our app, SMB’s can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

Weyland Tech currently offers the CreateApp platform directly, in the following key markets:

Singapore: www.createappsingapore.com

India (Jaipur): www.aapkiapp.in

US/Canada: www.createappamericas.com

Weyland Tech currently offers a DIY App builder through a 'white label' platform, in the following markets, primarily via strategic Cooperation agreements that were structured in late 2015 and early 2016:

•

EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch)

•

Malaysia, via a Strategic Cooperation agreement with Silver Ridge Tangerine Sdn Bhd (www.silverridge.com.my)

•

Hong Kong and South China via a Strategic Cooperation agreement with Info Zone Ltd.

•

Indonesia, via a Strategic Cooperation agreement with Worldfriend's Network (www.worldfriends.com) and Orient Asia Pacific Limited. Indonesian SMB’s are also targeted via a Strategic Cooperation agreement with DPEX Worldwide

•

North America, via a Strategic Cooperation agreement with Aurum Digital Inc. (www.createappamericas.com)

•

Korea via IAM, Inc. (http://www.iamyourapp.co.kr/)

•

Thailand via a Strategic Cooperation agreement with BGT Corporation Public Company Limited

•

The Philippines via a Strategic Cooperation agreement with MocaApp

SMB’s

The Company believes that these agreements will create a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Given the nature of DIY mobile apps ("apps"), and the primary target market of SMB’s, a typical go-to-market strategy would have direct sales force or resellers approach SMB’s directly to drive license sales.

Over the past year, the Company has evolved this model with two distinct market paths to drive recurring revenue sales:

A)  Strategic Cooperation agreements in countries/regions where our partners are responsible for targeting SMB’s either through an installed base of customers or groups of Direct Sellers with a sales force encompassing SMB’s as end customers.

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

In addition to the previously announced cooperation agreements this year, the Company is currently in late stage discussions and negotiations with a number of strategic business partners and enterprise-sized customers, including major regional and country telecommunications providers, Fortune 500 retailers and 'affiliate' groups.

Specific terms of the relationships and agreements will remain confidential for competitive reasons. However, agreements are expected to continue to support a transition from a licensing model to a multi-year model with subscriptions, m-commerce revenue sharing and advertising revenues.

Growth of the Mobile Apps Industry

We believe that there are a number of factors that are contributing to the continued growth of the mobile apps industry: (i) smartphone adoption continues to increase globally; (ii) lower purchase prices of smartphones for consumers; (iii) smartphone users are becoming increasingly comfortable with the process of searching for and conducting business on their phones; (iv) SMB’s are placing more emphasis on implementing a mobile app versus a mobile website to enable customers to gain a higher level of interaction and functionality; and (v) internet users in emerging markets use smartphones as their primary internet access device, having bypassed the desktop PC entirely.  We believe that the Company will be able to participate in the growth of the mobile apps industry by offering an affordable, easy to build and use platform.

Competition

Our business is rapidly evolving and highly competitive.  Our current and potential competitors include: (1) Advertising companies, Web design firms and more recently, mobile app makers; (2) other DIY mobile app companies; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMB’s; (4) companies that provide e-commerce services, including website/app development.; (5) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality.  Many of our current and potential competitors have greater resources, slightly longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing.  Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Employees

The Company currently has twelve full-time employees in Singapore, Hong Kong and Jaipur, India. Our software development partner in Jaipur has 200 developers on staff to assist with technical, customer support, integration and engineering tasks.

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

To remain competitive as a mobile app provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever-evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry practices could render our solutions less competitive.

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

Our common stock is quoted on the OTCQB, an over-the-counter electronic quotation system maintained by the OTC Markets. The OTCQB is more limited than a trading market such as the New York Stock Exchange or NASDAQ. The OTCQB is a less visible market for the trading of our common stock by existing and potential stockholders, and so trading of our common stock on the OTCQB could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at, 198 Wellington Street, 8/F The Wellington, Central, Hong Kong. The Company leases space from a strategic business enterprise, OP Investment Management for $1 per month in exchange for providing mobile applications advisory services on an ad-hoc basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company is currently undergoing civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock.  Currently, the Company is pursuing alternative means of dispute resolution which if successful is expected to be able to resolve the aforementioned litigation proceedings by the third quarter of 2017.  Given that the matter is still in its preliminary stages, no assurances can be given about the outcome of these proceedings.  In the meanwhile, the Company believes that there are unlikely to be any negative repercussions to the other shareholders.

Additionally, the Company has also filed a suit against another shareholder in Singapore.  This shareholder had sold 800,000 shares of the Company’s stock, while they were subject to a restrictive legend, to a third party for $800,000 in cash.  That third party is currently attempting to register and sell the shares.  While the Company is contesting such transfer as improper and potentially in violation of US securities laws, it has also named this third party as an additional defendant in the suit for amongst other things, the return of those 800,000 shares.  In addition, the Company may file a related lawsuit naming its Transfer Agent in order to facilitate the requested prohibition on sale of such securities. The Company can give no assurances regarding the outcome of any such litigation, and should this third party be able to clear and sell the 800,000 shares, the market price of the Company’s shares may be adversely affected, regardless of whether the Company may at a later date have a right to recover damages from the aforesaid third party.

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

Market Information

The Company’s Common Stock currently only trades on the OTCQB operated by OTC Markets Inc. under the symbol “WEYL”.  The Company’s Common Stock commenced trading under this symbol on September 1, 2015, and previously traded under the symbol “STOA” from June 7, 2011 on the OTC Pink Sheets Market.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2016	4.95	3.05
September 30, 2016	4.60	1.61
June 30, 2016 adj.	2.92	0.31
March 31, 2016 adj.	1.50	0.51
December 31, 2015 adj.	0.99	0.40
September 30, 2015 adj.	1.00	0.00

As of March 31, 2017, the Company’s Common Stock closed at a price of $5.00

Shareholders

As of March 31, 2017, there are 20,778,128 shares of Common Stock issued and outstanding held by 290 shareholders of record.

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

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

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

During the year ended December 31, 2016, the Company received proceeds of $1,287,507 for the private placement of the company's common shares to professional investors at prices ranging from $0.75 - $2.75. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend. The primary purpose of the share issuances was to increase the shareholder base in order to meet NASDAQ Capital Market minimum entry requirements. Several of the share purchasers are professional investment managers at well-known Registered Fund Management Companies and the Company believes their participation increases company credibility in the investment community.

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

Overview

Weyland Tech’s CreateApp platform is provided in twelve languages and enables small-medium-sized businesses ("SMB’s") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMB’s can reach additional customers, promote their products and services and increase sales, via a simple easy to build mobile app at an affordable and cost-effective manner.

On January 19, 2016 the company signed a Software Licensing Agreement ("SLA") with Info Zone Development Limited to provide a 'white label' rollout of the Company's CreateApp platform in the Hong Kong and China market.

On January 21, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Silver Ridge-Tangerine Sdn Bhd to provide a 'white label' rollout of the Company's CreateApp platform in Malaysia.

On February 11, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Augicom S.A., to distribute the Company's CreateApp platform in the Euro-Zone except Russia, Turkey, Armenia and Azerbaijan.

On March 9, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with Aurum Digital, Inc. to distribute CreateApp in the Americas, covering North, Central and South Americas.

On March 14, 2016 the company signed an exclusive Software Licensing Agreement ("SLA") with IAM, Inc. to distribute CreateApp in the Republic of Korea.

On March 22, 2016 the company signed a strategic Cooperation agreement ("SPA") with Meta4 Group SarL for the rollout of Meta4's 'Worldfriend's' network platform in the greater Indonesia market.

On April 12, 2016 the Company’s partner, Aurum Digital, signed an exclusive customer agreement with World Black Belt, Inc.  (“WBB”), to rollout the CreateApp platform within WBB’s 5,035-Direct member network and marketing to WBB’s Affiliate Network of 33,000 Martial Art’s Schools.

On April 15, 2016, the Company applied for uplisting to the OTC Markets Group’s ‘OTCQB Marketplace’ which is a higher tier market for publicly traded companies. The company’s shares began trading on the OTCQB Market on June 14, 2016.

On June 23, 2016, the Company entered into a memorandum of understanding (MOU) with 2C2P, the leading Southeast Asian payments services company.

2C2P and Weyland Tech have agreed to work together on an m-commerce solution that enables Small-Medium-sized-Businesses to provide multi-payment options to consumers in the Southeast Asia region.

On June 30, 2016, the Company signed a Master Service Agreement ("MSA") with Orient Asia Pacific Limited. ("OAP"), for the Indonesian market.

On September 6, 2016 the Company signed a strategic licensing agreement with BGT Corporation Public Company Limited for the Thai market.

On October 27, 2016 the Company signed a strategic licensing agreement with MocaApp for the Philippines market.

On December 16, 2016, the Company announced that it has entered into a Strategic Cooperation agreement with DPEX Worldwide, a leading provider of express and E-Commerce solutions in Asia and for the SMB market in Indonesia.

Plan of Operations

In addition to Weyland Tech’s focus on the ASEAN and pan-Asia markets, we have business partners with whom we develop the EU and North American markets. The CreateApp platform is offered in twelve languages and enables SMB’s to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.

SMB’s can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

The Company believes that the strategic Cooperation agreements that were structured in late 2015 and early 2016, represent a significantly large addressable market opportunity allowing the company to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Given the nature of DIY mobile apps ("apps"), and the primary target market of SMB’s, a typical go-to-market strategy would have direct sales force or resellers approach SMB’s directly to drive license sales.

Over the past year, the Company has evolved this model with two distinct market paths to drive recurring revenue sales:

A)  Strategic Cooperation agreement in countries/regions where our partners are responsible for targeting SMB’s either through an installed base of customers, or though groups of Direct Sellers with a sales force encompassing SMB’s as end customers.

B)  Enterprise Solutions wherein large retailers (hypermarket chains, mall owners, brand owners with company-owned and franchise stores) adopt a 'Master App' on a white-label basis, hosted at a 3rd party regional Hosting or Data Center facility.

With the above strategy, we believe that the Company has been able to establish a sales footprint in a number of significant markets while maintaining a lower capital expenditure base due to the 'level-two' customer support vs. 'level-one' customer support, smaller sales and marketing teams, and the need to provide hosting services.

In addition to the previously announced Cooperation agreement this year, the Company is currently in late stage discussions and negotiations with a number of strategic business partners and enterprise-sized customers, including major regional and country telecommunications providers, Fortune 500 retailers and 'affiliate' groups.

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

For the Fiscal Year Ended December 31, 2016

Liquidity and Capital Resources

On December 31, 2016, we had negative working capital arising from changes in operating assets and liabilities of ($1,652,295) compared with a working capital of $755,247 on December 31, 2015. The increase in negative working capital is due to the payments for software development in 2016 Q4 and subsequent expansion of the CreateApp business effective September 1, 2015 and our net profit arising thereon. Net cash generated from operation provided $566,948 in the twelve months ended December 31, 2016.  Financing activities provided $1,434,963 in the twelve months ended December 31, 2016.

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

Revenue Recognition

Historically, the Company recognized revenue from providing hosting and integration services and licensing the use of its technology platform to its customers.  The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for licensing, revenue is recognized when the Company’s technology is used to provide hosting and integration services); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.  Integration and development revenue is recognized when integration or development was completed and accepted by the customer.  Monthly hosting fees are recognized when billed.

On September 1, 2015, Weyland Tech acquired the exclusive proprietary rights to the CreateApp M-commerce platform from Technopreneurs Resource Centre Private Limited, a Singapore Limited company ("TRC") which was satisfied by the issuance of shares in the Company in exchange for a ‘Global Exclusive Licensing’ agreement. Weyland Tech, owns the rights to the 'CreateApp’ mobile applications ("apps") platform and have also registered the www.createapp.com domain name.

The Company's CreateApp platform generates sales to SMB’s on a monthly licensing basis (direct sales model) as well as through 'resellers of the platform (reseller model) and country/market specific partnerships whereby our business partner rebrands the CreateApp platform under their own branding (white label sales model).

Results of Operation for the Fiscal Year ended December 31, 2016

Service Revenue

Service revenues were $ 12,942,353 and $2,553,992 for the twelve months ended December 31, 2016 and 2015, respectively.  The increase is due to a full-year of operation for the CreateApp platform during 2016 as well as additional subscription sales through existing Cooperation agreements, new subscriptions sold to existing customers and subscriptions sold directly to new customers.

Cost of Service

Cost of service was $7,817,973 and $1,552,258 for the twelve months ended December 31, 2016 and 2015, respectively. The increase reflects a full-year of operation for CreateApp platform during 2016 as well as growth in clients served and one-time pass-through expense related to purchase of equipment for deployment by a customer. This expense was offset by revenue of the same amount in the transaction.

Other income comprise license and royalty fee income received from our Cooperation agreements for CreateApp of $181,391 (2015: nil).

Operating Expenses

General and administrative:  General and administrative expenses were $988,686 and $184,680 for the year ended December 31, 2016 and 2015, respectively. The increase reflects a full-year of operation for CreateApp platform during 2016 as well as additional headcount hired during last quarter of 2016.  Included in General and administrative expenses was Amortization of development cots capitalized of $351,933 (2015: $83,333)

Research and Development:  Research and development expenses expensed amounts to $ 2,928,947.  This represents software development costs written off of $2,338,714 incurred for the development of CreateApp Version 3.0 prior to its launch and research and development expense of $ 339,971 representing amounts paid to our software development business partner based in India, and includes third party research and development expenses of $250,262 for 1st and 2nd quarter 2016 development cost of CreateApp and Korean game modification & shipping module build out. (2015:Nil)

Stock-based compensation

The Stock-based compensation expenses are $nil and $8,960 respectively for the twelve months ended December 31, 2016 and 2015.

Net Income

The Company had a net profit of $566,948 for the twelve months ended December 31, 2016 as compared to a net profit $733,721 for the year ended December 31, 2015. The increase in the net income is due to recognition of deferred tax asset arising from loss carry-forwards and due to increased sales from Cooperation agreements and recurring customer income.

Included in net profit is a bad debt provision $698,736 for the year 2014 brought forward on the legacy data storage business of the company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company” (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEYLAND TECH INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for year ended December 31, 2016 and 2015	F-3

Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015	F-4

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2016 and 2015	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weyland Tech Inc

We have audited the accompanying consolidated balance sheets of Weyland Tech Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. As successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, March 31, 2017

WEYLAND TECH INC.
Consolidated Balance Sheets
	December 31	December 31
ASSETS	2016	2015
Non-current assets
Investment in joint venture	$-	$20,230
Intangible assets, net	1,334,064	666,667
Total non-current assets	1,334,064	686,897
Current assets
Accounts receivables	-	722,700
Prepayment, deposit and other receivables	828,411	8,000
Deferred tax assets	229,479	-
Cash and cash equivalents	1,003,924	832,218
Total current assets	2,061,814	1,562,918
Total assets	$3,395,878	$2,249,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	652,330	1,250,584
Accruals and other payables	191,537	301,675
Stock subscription payables	-	147,456
Total current liabilities	843,867	1,699,715
Total liabilities	843,867	1,699,715

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized,
20,778,128 and 12,628,688 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2,078	1,263
Additional paid-in capital	39,448,945	36,248,942
Subscriptions received	-	1,765,855
Accumulated deficit brought forward	(36,899,012)	(37,465,960)
Total stockholder’s equity	2,552,011	550,100
Total liabilities and stockholders' equity	$3,395,878	$2,249,815
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Operations

	For The Years Ended December 31,
	2016	2015
Service Revenue	$12,942,353	$2,553,992
Cost of Service	7,817,973	1,552,258
Gross Profit (loss)	5,124,380	1,001,734

Other Income	181,391	-
Gross Income	5,305,771	1,001,734

Operating Expenses
Depreciation and amortization	351,933	83,333
Bad debt provision	698,736	-
Research and development	2,928,947	-
General and administrative	988,686	184,680
Total Operating Expenses	4,968,302	268,013

Profit from Operations	337,469	733,721

Income tax benefits	229,479	-
Net Profit	$566,948	$733,721

Net profit per common share - basic and fully diluted:	0.031	0.003

Weighted average number of basic and fully diluted common shares outstanding	18,510,393	229,809,001

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Cash Flows
		Year Ended December 31
		2016		2015
Cash flows from operations:
Profit/(Loss) from continuing operations		$566,948		$733,721
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets		351,933		83,333
Issuance of common stock for service received		-		-
Bad debt provision		698,736
Deferred tax benefits		(229,479)
Changes in operating assets and liabilities:
Accounts receivable		-		(520,000)
Deposits and other receivables		(14,081)		(8,000)
Prepayment		(814,330)		-
Accounts payable		(566,290)		1,250,584
Accruals and other payables		(110,138)		(114,793)
Stock subscription payables		(147,456)		147,456
Net cash (used in)/provided by operations		(264,157)		1,572,301
Investment activities:
Investments in Indian operations		20,230		(20,230)
Purchase of intangible assets		(1,019,330)		(750,000)
Net cash (used in) investment activities		(999,100)		(770,230)
Cash flows from financing activities:
Proceeds from stock issuance		1,434,963		30,147
Net cash provided by financing activities		1,434,963		30,147
Net increased in cash and cash equivalents		171,706		832,218
Cash and cash equivalents, beginning of year		832,218		-
Cash and cash equivalents, end of year		$1,003,924		$832,218
Supplemental cash flow disclosure:
Cash paid for interest expenses	$		$
Cash paid for income taxes	$		$
Non-cash transactions
Issuance of shares for subscription payment received		$3,200,818		$23,262
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC
Consolidated Statements of Stockholders' Equity
	Common Stock *	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)/ Equity

Balance December 31, 2014	46,256,568	$ 463	$ 36,219,595	$ 1,765,855	$ (38,199,681)	$ (213,768)
Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	(58,407)	58,407	-	-	-
Shares issued for services	1,163,600	116	23,146	-	-	23,262
Issuance of Shares	590,905,667	59,091	(52,206)	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721

Balance December 31, 2015	12,628,688	$ 1,263	$ 36,248,942	$ 1,765,855	(37,465,960)	$ 550,100
Issuance of Shares	9,747,440	975	3,200,003	(1,765,855)	-	1,435,123
Cancelation of shares	(1,598,000)	(160)				(160)
Net profit for the year	-	-	-	-	566,948	566,948
Balance December 31, 2016	20,778,128	$ 2,078	$ 39,448,945	$ -	$ (36,899,012)	$ 2,522,011

*The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock split on September 1, 2015

The accompanying notes are an integral part of these financial statements.

Weyland Tech Inc.

DECEMBER 31, 2016 AND 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech, specializes in providing e-commerce solutions and services that facilitate multi-channel B2C (business-to-consumer) and B2B (business-to-business) transactions.  Its solutions and services enabled e-commerce transactions with speed and efficiency, and allowed an interactive and engaging customer experience as well as targeted marketing and advertising.

The Company expects to continue development of its platform through a Cooperation agreement in Jaipur, India where costs are competitively lower than more developed countries.

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

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are recorded at cost and are amortized over 3-10 years. Similar to tangible property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-lived assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – lived intangible assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion.

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

The Company’s CreateApp business effective 1 September 2015 is based on a nil accounts receivable balance as subscriptions are collected through a US based payment gateway on a usage basis.

The Company’s legacy data storage business accounts receivable balance was written off at December 31, 2016. As of December 31, 2016, sales included a concentration from a major customer although accounts receivable had a nil balance (2015: $722,700).  For the year ended December 31, 2016 and 2015, the Company had sales in excess of 10% of $12,566,093 and $2,356,501 with two major customers, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

EARNINGS PER SHARE

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. he Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 - INTANGIBLE ASSETS

As of December 31, 2016 and 2015, the company has the following amounts related to intangible assets:

	As of December 31,
	2016	2015
Software developed	$1,764,330	$750,000
Other intangible assets	5,000	-
	1,769,330	750,000
Less : accumulated amortization	(435,266)	(83,333)
Net intangible assets	$1,334,064	$666,667

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2016 and 2015 totaled $351,933 and $83,333, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 2.67 years as of December 31, 2016. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Estimated Amortization Expenses
2017	$ 351,933
2018	268,600
2019	101,933
2020	101,933
2021	101,933
Thereafter	407,732
Total	$ 1,334,064

NOTE 4 - THE JOINT VENTURE

On November 26, 2015, the Company and Ranosys Technologies Pvt. Ltd (“Ranosys”) agreed to enter into the Joint Venture through CreateApp India Pvt Ltd. (“CreateApp”), an India limited liability company of which the Company and Ranosys are 50% members. The results of operations of CreateApp from November 26, 2015 were not material. The Joint Venture was claimed to be not successful subsequently and changed into strategic software development cooperation.

NOTE 5 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

	As of December 31,
	2016	2015
Accruals	$177,949	$301,675
Other payables	13,588	-
	$191,537	$301,675

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

As of December 31, 2016 and 2015, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the period from January 1, 2015 to June 8, 2015, 580,067,155 shares with par value of $0.0001 per share were issued to various stockholders.

During the period from September 2, 2015 to December 31, 2015, 1,163,600 shares with par value of $ 0.0001 per share were issued for legal and professional services, and 10,838,764 shares with par value of $ 0.0001 per share were issued to various stockholders.

During the year ended December 31, 2016, 9,747,440 shares with par value of $ 0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2016, 1,598,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

Stock Reverse Split

On September 1, 2015, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share at a ratio of 1-for-1,000, as a result, the number of shares of the Company’s authorized Common Stock was correspondingly reduced from 626,323,723 shares to 626,324 shares without changes in par value per share. The Company has retroactively restated all shares and per share data for all the periods presented.

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

Stock-Based Compensation

A summary of the Company’s stock option activity during the year ended December 31, 2016 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding , December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding , December 31, 2015	-	-	-	-	-
Options Outstanding , December 31, 2016	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2016.  No new options were granted in the fiscal year 2016 or 2015.

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2016 and 2015, respectively:

	For the Years Ended December 31, 31,
	2016	2015
Numerator - basic and diluted
Net profit	$566,948	$733,721
Denominator
Weighted average number of common shares outstanding —basic and diluted	18,510,393	229,809,001
Profit per common share — basic and diluted	$0.031	$0.003

NOTE 8 - INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The Company generated taxable income for the year ended December 31, 2016 and 2015, and which is subject to U.S. federal corporate income tax rate of 34%, respectively.

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2016 and 2015, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 34% and 39.8% for the years ended December 31, 2016 and 2015, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the year ended December 31,
	2016	2015
U.S. statutory tax rate	34.0%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5%)	(16.5%)
Others	0.0%	5.8%
Effective tax rate	34.0%	39.8%

As of December 31, 2016 and 2015, the Company has a deferred tax asset of $229,479 and nil, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of December 31, 2016 and 2015, the valuation allowance was $714,964 and nil, respectively. $714,964 and nil of increase in the valuation allowance for each of the years ended December 31, 2016 and 2015, respectively.

	As of December 31,
	2016	2015

Deferred tax asset from operating losses carry-forwards	$944,443	$-
Valuation allowance	(714,964)	-
Deferred tax asset, net	$229,479	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of December 31, 2016.

Legal proceedings

Other than as disclosed in Part I, Item 3 of the Company’s 10-K above, as of December 31, 2016, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

With the appointment on July 15, 2015 of Lionel Choong, our present acting Chief Financial Officer, procedures over the timely reporting of financial quarterly results for the September 2015 quarter were introduced and are being used for the annual reporting of the Company’s annual 10-K.  With the current procedures in place, we have increased our ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  We have enhanced our current procedures and will comply fully with the disclosure controls and procedures and internal control over financial reporting in fiscal year 2017.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our prior Chief Executive Officer and prior Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2017:

Name	Age	Positions and Offices Held
Brent Suen	50	President, Chief Executive Officer, Director and Secretary
Lionel Choong	55	Acting Chief Financial Officer and Director
Eddie Foong	44	Chief Operating Officer and Director
Thet Twe Aung	31	Chief Technology Officer
Matthew Burlage	54	Independent Non-Executive Board Member
Ross O'Brien	49	Independent Non-Executive Board Member
Brett Lay	55	Independent Non-Executive Board Member

Brent Suen (age 50) has been President & Chief Executive and Financial Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014.  Mr. Suen has 27 years of experience in the investment banking industry. He attended Westminster receiving his BA in Finance.  He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Lionel Choong (age 55) has been acting Chief Financial Officer since July 17, 2015.  In addition, Mr. Choong was the Vice Chairman of the Board and a director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2016.  Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter.  Mr. Choong is a consultant for Zenith Professionals Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (now Weyland Technology, Inc.). Mr. Choong is a fellow member and holds a corporate finance diploma from the

Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University.

Based on Mr. Choong’s background in accounting, business and corporate finance, the Board believes that he is well qualified to serve as a director and acting Chief Financial Officer of the Company.

Eddie Foong (age 44), Chief Operating Officer, is the founder and creator of CreateApp, and has over 17 years of experience in IT, sales and marketing and operations. He was involved in a RFID technology company that developed and changed Singapore National Library Books borrowing system islandwide. He previously headed the sales and marketing department of Info. Technology within MNCs and government agencies.  He graduated with a Class 1 BEng Honours Degree and IBM Award holder from University of Strathclyde, U.K.

Thet Twe Aung (age 31), is the Chief Technology Officer of the Company. Spending 10 years in software development industries, Thet has in-depth knowledge in various development methodologies, software design patterns, data modeling and hands-on experience with mobile/web programming, socket programming, frameworks, SDKs and APIs. In 2015, he founded and served as a CEO of Escape Pixel, a digital startup in Singapore that provides customized digital solutions to enterprises and businesses. With vision to shape the future of its community, he is also an active contributor/developer of many open source software projects which advance linguistic evolution, localization, and cognition. Thet holds a Bachelor of Science with honors degree in Business Computing and Information Technology from the University of Wales, Prifysgol Cymru.

Matthew Burlage (age 54) Independent, non-executive Board Member, has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media and technology (TMT) sectors.

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

Ross O'Brien (age 49), Independent, non-executive Board Member, is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. His analysis surrounds Asia’s Innovation Economy—the intersection of information technology and the region’s broader society and economy. For nine years he was Director of the Economist Corporate Network, a membership-based business advisory programme for senior executives of multinationals in Asia.

Based in Hong Kong for over 19 years, Ross has an AB in Asian Studies and Anthropology from Dartmouth College (1989), and an MBA from the University of California at Berkeley’s Haas School (1996). He is conversant and literate in Mandarin and Indonesian.

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

Brett Lay (age 55) Independent, non-executive Board Member, is the former Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015.  A seasoned successful business executive with 28 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies.  Acted as interim CEO during transition phases.   A member of the board of directors working with private equity owners to grow and harvest their investments.  Over 18 years of work experience in Asia while residing in Singapore and Hong Kong.  Active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.  Originated and completed the successful execution of several mergers and acquisitions, including the post integration efforts.

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

Audit Committee

At the present time, the Company’s audit committee consists of Messrs. Lionel Choong and Brent Suen.  Mr. Choong is the acting Chairman of the Audit Committee.  Mr. Suen is considered an interested member of the audit committee as Mr. Suen is the President and CEO of the Company.  At the Company’s annual board meeting, it is proposed that the three independent, non-executive board directors will join the audit committee and Mr. Choong will retire as acting Chairman of the audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, CEO & Director	2015 2016	$9,000 $60,000	- -	$5,120 -	- -	- -	$14,120 $60,000
Lionel Choong	2015 2016	$27,167 $60,000		$$3,8407,880,000			$31,007 $60,000
Eddie Foong	2015 2016	$- $60,000					$- $60,000
Thet Twe Aung	2015 2016	$- $60,000					$- $60,000

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2016 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2016 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred Compensation earnings ($)	All other Compensation ($)	Total ($)
Matthew Burlage	-	-	-	-	-	-
Ross O'Brien	-	-	-	-	-	-
Brett Lay	-	-	-	-	-	-

Summary of Director Agreements

In December 2015 the Company entered into Director Agreements with Messrs. O’Brien, Burlage and Lay, pursuant to which, as serving in the capacity of independent, non-executive Board Directors, they would receive shares of common stock in the Company in the amount of 100,000 shares per year. The Director Agreements have not been finalized and as such, Director Compensation is excluded from the Company’s financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2017 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Weyland Tech Inc., 9/F, The Wellington, 198 Wellington Street, Central, Hong Kong HKSAR

As of the Determination Date, there are 20,778,128 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Brent Suen	Chief Executive Officer	412,000	2.0%
Lionel Choong	Acting Chief Financial Officer	394,000	1.9%
Eddie Foong	Chief Operating Officer	2,000,000	9.6%
Directors and Officers as a group (3 persons)		2,806,000	13.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2016 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

According to their respective Directors and Officers annual questionnaire, Messrs. Matthew Burlage, Ross O'Brien and Brett Lay, are considered independent, non-executive board directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015.

Financial Statements for Year Ended December 31	Audit Fees (1)	Audit Related Fees(2)	Tax Fees (3)	All Other Fees (4)
2015	$22,000	-	-	-
2016	$30,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2017.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	March 31, 2017