Form 10-Q
period 2017-03-31
WEYLAND TECH, INC.
filed 2017-05-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes  [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes  [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes  [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes  [X]No

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non- affiliates (based upon the closing sale price of such shares as reported on the OTCOB Market) was approximately $42 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 21,555,128 shares of the registrant’s common stock outstanding as of May 4, 2017.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	March 30	December 31
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Account Receivables	-	-
Cash and Bank	1,349,979	1,003,924
Temporary Payment and prepayments	2,656,418	828,411
Deferred tax assets	229,479	229,479
Deposit and other receivables	14,081	-
Total current assets	4,249,957	2,061,814
Non-Current Assets
Software development cost	1,241,705	1,329,564
Trademark	4,375	4,500
Total Non-Current Assets	1,246,080	1,334,064
Total assets	5,496,037	3,395,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	701,006	652,330
Accrued expenses and other payable	421,184	191,537
Deposit received for share to be issued	363,755	-
Total current liabilities	1,485,945	843,867

Net Assets	4,010,092	2,552,011

STOCKHOLDERS' DEFICIT
Common stock,
$0.0001 par value, 250,000,000 shares authorized,
Issued and outstanding 20,778,128 shares as of March 31, 2017 and 20,778,128 shares as of December 31, 2016	2,078	2,078
Additional paid-in capital	39,448,945	39,448,945
Subscriptions received	-	-
Accumulated deficit	(35,440,931)	(36,899,012)
Total stockholders' funds	4,010,092	2,552,011

Total liabilities and stockholders' equity	$5,496,037	3,395,878

(I) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

WEYLAND TECH INC.
Condensed Statement of Operations
	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Service Revenue	$2,837,246	$2,261,455
Cost of Service	1,040,048	634,331
Gross Profit	1,797,198	1,627,124

Other income	-	-

Operating Expenses
General and administrative	251,133	173,809
Depreciation & amortization	87,983	83,333
Total Operating Expenses	339,116	257,142

Profit from Operations	1,458,082	1,369,982

Provision for income taxes	-	-
Net Income	$1,458,082	$1,369,982

Net Income per common share - basic and fully diluted:	0.0702	0.0890

Weighted average number of basic and fully diluted common shares outstanding	20,778,128	15,397,248

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operations:
Profit from continuing operations	$1,458,082	$1,369,982
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense/amortization development costs	87,983	83,333
Changes in operating assets and liabilities:
Accounts receivables	-	(9,000)
Deposit and other receivables	-	-
Prepayment	(1,842,089)	-
Account payable	48,675	(36,440)
Accruals and other payables	229,649	(32,961)
Net cash (used) provided in operations	(17,700)	1,392,914

Investment activities:
Investment in Joint Venture	-	(100,000)
Net cash provided by / (used in) investment activities	-	(100,000)

Financing activities:
Proceeds from stock issuance	363,755	254,430

Net cash provided by financing activities	363,755	254,430

Net increase in cash	346,055	1,547,344

Balances per prior period balance sheet	1,003,924	832,218
Ending balances	$1,349,979	2,379,562

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

•-

dependence on key personnel;

-

Competitive factors;

-

degree of success of research and development programs;

-

the operation of our business; and

-

general economic conditions in the ASEAN, Asia-Pacific Region and in the Unit States.

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

Overview

Weyland Tech’s CreateApp platform enables small-medium-sized businesses ("SMBs") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that SMBs can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

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

The CreateApp platform enables SMBs to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that through our app, SMBs can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

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

EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch)

• Malaysia, via a Strategic Cooperation agreement with Silver Ridge Tangerine Sdn Bhd (www.silverridge.com.my)

• Hong Kong and South China via a Strategic Cooperation agreement with Info Zone Ltd.

• Indonesia, via a Strategic Cooperation agreement with Worldfriend's Network (www.worldfriends.com) and Orient Asia Pacific Limited. Indonesian SMBs are also targeted via a Strategic Cooperation agreement with DPEX Worldwide

• North America, via a Strategic Cooperation agreement with Aurum Digital Inc. (www.createappamericas.com)

• Korea via IAM, Inc. (http://www.iamyourapp.co.kr/)

• Thailand via a Strategic Cooperation agreement with BGT Corporation Public Company Limited

The Philippines and Vietnam via a Strategic Cooperation agreement with MocaApp

SMBs

The Company believes that these agreements will create a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Given the nature of DIY mobile apps ("apps"), and the primary target market of SMBs, a typical go- to-market strategy would have direct sales force or resellers approach SMBs directly to drive license sales.

Over the past year, the Company has evolved this model with two distinct market paths to drive recurring revenue sales:

A) Strategic Cooperation agreements in countries/regions where our partners are responsible for targeting SMBs either through an installed base of customers or groups of Direct Sellers with a sales force encompassing SMBs as end customers.

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

In addition to the previously announced cooperation agreements this year, the Company is currently in late stage discussions and negotiations with a number of strategic business partners and enterprise- sized customers, including major regional and country telecommunications providers, Fortune 500 retailers and 'affiliate' groups.

Specific terms of the relationships and agreements will remain confidential for competitive reasons. However, agreements are expected to continue to support a transition from a licensing model to a multi-year model with subscriptions, m-commerce revenue sharing and advertising revenues.

Subsequent Events

On April 27, 2017 the Company announced initial subscriptions and revenues from its South East Asian partner, MOCAAPP. Marketing and development of additional applications -- powered by CreateApp -- continues in the Philippines through the Company's white label channel partner.

Concurrently, MOCAAPP indicated initial marketing and trade show efforts have begun in Vietnam.

Weyland believes the expansion of m-commerce in South East Asia is in the early stages and is working with their channel partners to become the mobile on-ramp for e-commerce in the region.

On May 1, 2017, Weyland Tech, Inc. (the "Company"), a provider of mobile business applications announces that it has signed a definitive acquisition agreement with Escape Pixel, a provider of Web Development, Mobile Development, & Digital Customized Solutions, based in Singapore and Yangon Myanmar. The terms of the acquisition are confidential. Following the closing of the transaction, Escape Pixel will become a wholly-owned subsidiary of the Company.

On May 1, 2017, the Company signed a software development agreement with Faith United Technology LTD, a Hong Kong based software developer.  Weyland Tech and Faith United are collaborating on Online-to-Offline (“O2O”) applications initially targeting the food service industry. Weyland Tech believes O2O solutions allow merchants to reach online buyers that are not directly served by Third Party Logistics providers (“3PL”) but can reach more centralized physical locations for pick-up.

Results of Operation

Service Revenue

Service Revenue was $2,837,246 and $2,261,455 for the three months ended March 31, 2017 and 2016, respectively.  The increase is due to the service income from our customers.

Cost of Service

Cost of Service was $1,040,048 and $634,331 for the three months ended March 31, 2017 and 2016, respectively.  Included are development costs of $ 181,770 (March 31, 2016: Nil).  The increase is in line with our normal gross margins associated with a corresponding increase in our service income.

Operating Expenses

General and administrative:  General and administrative expenses were $251,133 and $173,809 and for the three months ended March 31, 2017 and 2016, respectively.  The increase was due to increased staff costs, travel and professional costs from the increased level of business.

Net Profit (Loss)

The Company had a net profit of $1,458,082 and $1,369,982 for the three months ended March 31, 2017 and 2016, respectively.  The net profit for the period was due to the increased level of business and contribution from our Createapp business.

Included in Net profit was amortization of $87,983 for the three months ended Mar 31, 2017. (2016: $83,333).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On March 31, 2017, we had negative working capital of $17,700.  The decrease in working capital is due to prepayment of service costs of US$1,842,089 in the period.

Revenue Recognition

The Company's CreateApp platform generates sales to SMBs on a monthly licensing basis (direct sales model) as well as through 'resellers of the platform (reseller model) and country/market specific cooperation agreements whereby our cooperation partner rebrands the CreateApp platform under their own branding (white label sales model).

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

Changes in Internal Controls Over Financial Reporting

During the period, we have by board resolution formulated the directors forming our audit committee.  Our audit committee comprises Mr. Matt Burlage as acting chairman with Messrs. Brett Lay and Ross O’Brien as members.

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

Other than the above, we are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2017, the Company received proceeds of $363,755 for the private placement of the company's common shares to professional investors at prices ranging from $2.50-$4.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

ITEM 3. EXHIBITS

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weyland Tech Inc.
May 15, 2017	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)