Form 10-Q
period 2017-06-30
WEYLAND TECH, INC.
filed 2017-08-21
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company) Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]Yes  [X]No

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

There was a total of 22,543,128 shares of the registrant’s common stock outstanding as of the latest practicable date.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and bank	$1,240,084	$ 1,003,924
Prepayments	2,671,327	814,330
Deferred tax assets	229,479	229,479
Deposit and other receivables	19,001	14,081
Total current assets	4,159,891	2,061,814
Non-Current Assets
Intangible assets, net	1,158,097	1,334,064
Total non-current assets	1,158,097	1,334,064
Total assets	$5,317,988	$ 3,395,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payables	$754,194	$ 652,330
Accrued expenses and other payables	410,386	191,537
Stock subscription payables	855,862	-
Total current liabilities	2,020,442	843,867

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 21,585,128 and 20,778,128 shares as of June 30, 2017 and December 31, 2016, respectively	2,159	2,078
Additional paid-in capital	39,448,864	39,448,945
Subscriptions received	-	-
Accumulated deficit	(36,153,477)	(36,899,012)
Total stockholders' funds	3,297,546	2,552,011

Total liabilities and stockholders' equity	$5,317,988	$ 3,395,878

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$3,638,776	$4,133,529	$6,476,022	$6,394,984
Cost of Service	4,055,461	2,993,361	5,095,509	3,673,639
Gross (Loss) Profit	(416,685)	1,140,168	1,380,513	2,721,345

Other income	19,889	167,273	19,883	156,170

Operating Expenses
General and administrative	227,767	325,407	478,893	493,188
Depreciation	87,983	62,500	175,967	125,000
Total Operating Expenses	315,750	387,907	654,860	618,188

(Loss) Profit from Operations	(712,546)	919,534	745,536	2,259,327

Provision for income taxes	-	-	-	-
Net (Loss) Income	$(712,546)	$919,534	$745,536	$2,259,327

Net Income (Loss) per common share - basic and fully diluted:	(0.0332)	0.0546	0.0353	0.1429

Weighted average number of basic and fully diluted common shares outstanding	21,455,963	16,853,715	21,118,918	15,806,835

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operations:
Profit from continuing operations	$745,536	$2,259,327
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	175,967	125,000
Changes in operating assets and liabilities:
Accounts receivables	-	(1,011,581)
Deposit and other receivables	(4,920)	-
Prepayment	(1,856,998)	-
Account payables	101,863	(419,716)
Accrued expenses and other payables	218,850	(216,024)
Stock subscription payables	855,862	397,430
Net cash provided by operations	236,160	1,134,436

Investment activities:
Increased of intangible assets	-	(43,838)
Investment in Joint Venture	-	(159,770)
Net cash used in investment activities	-	(203,608)

Net increase in cash	236,160	930,828

Balances per prior period balance sheet	1,003,924	832,218
Ending balances	$1,240,084	$ 1,763,046

WEYLAND TECH INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on cloud based hosting through a globally accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

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

PREPAYMENTS

Prepayments represent amounts advanced to suppliers. The suppliers usually require advance payments or deposits when the Company makes purchase or orders service and the prepayments and deposits will be utilized to offset the Company’s future payments

CASH AND CASH EQUIVALENTS

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

NOTE 3 – INTANGIBLE ASSETS

As of June 30, 2017, and December 31, 2016, the company has the following amounts related to intangible assets:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Software developed	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less : accumulated amortization	(611,233)	(435,266)
Net intangible assets	$1,158,097	$1,334,064

No significant residual value is estimated for these intangible assets. Amortization expense for six months ended June 30, 2017 totaled $175,967 and $125,000, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 8.5 years as of June 30, 2017. The estimated future amortization of the intangible assets is as follows:

For six months ended June 30,	Estimated Amortization Expenses
2018	$ 310,267
2019	185,267
2020	101,933
2021	101,933
2022	101,933
Thereafter	356,765
Total	$ 1,158,097

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Shares

As of June 30, 2017, and December 31, 2016, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

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

During the six months ended June 30, 2017, 807,000 shares with par value of $ 0.0001 per share were issued to various stockholders.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of June 30, 2017.

Legal proceedings

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2017.

NOTE 6 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the six months ended June 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATION

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

• the operation of our business; and

• general economic conditions in the ASEAN, Asia-Pacific Region and in the Unit States.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

• “Weyland” the “Company,” “we,” “us,” or “our,” are to the business of Weyland Tech Inc., a Delaware corporation;

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

Asia: www.createappsingapore.com

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

EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch)

• Malaysia, via a Strategic Cooperation agreement with Silver Ridge Tangerine Sdn Bhd (www.silverridge.com.my)

• Hong Kong and South China via a Strategic Cooperation agreement with Info Zone Ltd.

• Indonesia, via a Strategic Cooperation agreement with Orient Asia Pacific Limited. Indonesian SMBs are also targeted via a Strategic Cooperation agreement with DPEX Worldwide

• North America, via a Strategic Cooperation agreement with Aurum Digital Inc. (www.createappamericas.com)

• Korea via IAM, Inc. (http://www.iamyourapp.co.kr/)

• Thailand via a Strategic Cooperation agreement with BGT Corporation Public Company Limited

• The Philippines and Vietnam via a Strategic Cooperation agreement with MocaApp

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

Subsequent Events

On April 8, 2017, Weyland Tech, Inc. (the “Company”) entered into that certain Amended and Restated Software License Agreement by and between the Company and Technopreneur’s Resource Centre Private Limited (the “Amended License Agreement”) and that certain Amended and Restated Sale and Purchase Agreement by and among the Company, Eddie Foong Wai Keong, Zhao Yongxin and Brent Suen (the “Amended Purchase Agreement”).  The Amended Licensing Agreement continues and amends and restates Weyland Tech’s exclusive use of the ‘CreateApp Platform’ together with any instances or variations to it and all current and future revenues and income that are a result of sales, licensing and sub-licensing agreements for an initial ten-year term, which is extendable at the Company’s option for two consecutive five year periods, for a total of twenty years.  The Amended Purchase Agreement provides for the purchase of a controlling interest in Technopreneur’s Resource Centre Private Limited by the Company.  The Amended License Agreement and Amended Purchase Agreement amends and restates the rights of the parties with respect to the (i) that certain MOU dated May 2015, and the subsequent Sale and Purchase Agreement (the “Original Purchase Agreement”), and (ii) the global license agreement relating to the ‘CreateApp Platform’ (the “Global License Agreement”).

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

On June 1, 2017, our Chief Executive Officer, filed Form 4 with the Securities and Exchange Commission, that he had purchased 5,000 shares of common stock at an average price of $3.92.

On July 20, 2017, Weyland Tech, Inc. (the “Company”) entered into an advisory agreement with TMC Prime Pte. Ltd (TMC) for the sourcing of strategic investments into the company by Southeast Asian technology companies and high net worth individuals with experience investing in technology companies TMC will commit to fund up to $10 million USD over a period of one year via direct investments.

On July 31, 2017, the Company updated shareholders on the status of its NASDAQ application for uplisting and address several key issues regarding market rumors.

As indicated in previous filings with the Securities and Exchange commission, the Company has filed its NASDAQ application and the standard review by NASDAQ staff is in process. We understand that that process can take up to twelve months. We have responded to initial comments and requests for information by NASDAQ staff, and those responses are under review. We have not been given a definitive timeline for approval, nor have we been notified that our application has or will be rejected. We believe that the Company currently qualifies for inclusion to the NASDAQ Capital Market and that our application will be approved following NASDAQ's normal and standard review period and processes.

In the interim, the Company's management has been made aware that it qualifies for the OTCQX, the highest tier of the OTC Markets Group where a number of esteemed companies such as Roche Holding, Allianz, BNP Paribas, BASF, Adidas and numerous others are listed. There are currently only 406 companies listed on the OTCQX, and the management of Weyland Tech is pursuing a transition to the OTCQX while its NASDAQ application is being processed.

Results of Operation

Service Revenue

Service Revenue was $6,476,022 and $6,394,984 for the six months ended June 30, 2017 and 2016, respectively.  The increase is due to the service income from our customers.

Cost of Service

Cost of Service was $5,095,509 and $3,673,639 for the six months ended June 30, 2017 and 2016, respectively.  Included are development costs of $ 390,772 (2016: $1,750,000).  The increase during the period reflects our revised normal gross margins.

Operating Expenses

General and Administrative expenses were $478,893 and $493,188 and for the six months ended June 30, 2017 and 2016, respectively.

Net Profit (Loss)

The Company had a net profit of $745,536 and $2,259,327 for the six months ended June 30, 2017 and 2016, respectively. Gross margins decreased from 43% to 21% for six months ended June 30, 2017, decreased from 28% to -11% for three months ended June 30, 2017.

Included in Net profit was amortization of $175,967 for the six months ended June 30, 2017. (2016: $125,000).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On June 30, 2017, we had negative working capital of $2,139,449. The decrease in working capital is due to prepayment of service costs of $882,119 in the period.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended June 30, 2017, the Company received proceeds of $855,862 for the private placement of the company's common shares to professional investors and management at prices ranging from $2.50-$4.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
August 21, 2017	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)