Form 10-Q
period 2017-09-30
WEYLAND TECH, INC.
filed 2017-11-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were a total of 23,376,628 shares of the registrant’s common stock outstanding as of the latest practicable date.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	September 30	December 31
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and bank	$760,363	$ 1,003,924
Prepayments	2,671,327	814,330
Deferred tax assets	229,479	229,479
Deposit and other receivables	1,213,333	14,081
Total current assets	4,874,502	2,061,814
Non-Current Assets
Intangible assets, net	1,070,114	1,334,064
Total non-current assets	1,070,114	1,334,064
Total assets	$5,944,616	$ 3,395,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payables	$742,398	$ 652,330
Accrued expenses and other payables	409,255	191,537
Stock subscription payables	1,597,656	-
Total current liabilities	2,749,309	843,867

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 23,376,628 and 20,778,128 shares as of September 30, 2017 and December 31, 2016, respectively	2,159	2,078
Additional paid-in capital	39,448,864	39,448,945
Subscriptions received	-	-
Accumulated deficit	(36,255,716)	(36,899,012)
Total stockholders' funds	3,195,307	2,552,011

Total liabilities and stockholders' equity	$5,944,616	$ 3,395,878

WEYLAND TECH INC.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$3,826,718	$2,778,552	$10,302,740	$9,173,536
Cost of Service	3,291,891	1,710,733	8,387,399	5,384,371
Gross (Loss) Profit	534,827	1,067,819	1,915,341	3,789,165

Other income	3,741	25,443	23,625	181,612

Operating Expenses
General and administrative	552,824	262,309	1,031,719	755,497
Depreciation	87,983	62,500	263,950	187,500
Total Operating Expenses	640,807	324,809	1,295,669	942,997

(Loss) Profit from Operations	(102,239)	768,453	643,297	3,027,780

Provision for income taxes	-	-		-
Net (Loss) Income	$(102,239)	$768,453	$643,297	$3,027,780

Net Income (Loss) per common share - basic and fully diluted:	(0.0044)	0.043	0.0298	0.18

Weighted average number of basic and fully diluted common shares outstanding	23,216,421	15,421,850	21,599,824	16,696,496

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operations:
Profit from continuing operations	$638,297	$3,027,780
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	263,950	187,500
Changes in operating assets and liabilities:
Accounts receivables	-	(14,080)
Deposit and other receivables	(1,199,253)	-
Prepayment	(1,856,997)	-
Account payables	95,067	(568,602)
Accrued expenses and other payables	217,719	(85,530)
Stock subscription payables	1,597,656	777,544
Net cash (used) provided by operations	(243,562)	3,324,612

Investment activities:
Increased of intangible assets	-	(2,938,044)
Investment in Joint Venture	-	(269,740)
Net cash used in investment activities	-	(3,207,784)

Net (decrease) increase in cash	(243,562)	116,828

Balances per prior period balance sheet	1,003,924	832,218
Ending balances	$760,363	$ 949,046

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

NOTE 3 – INTANGIBLE ASSETS

As of September 30, 2017, and December 31, 2016, the company has the following amounts related to intangible assets:

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Software developed	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less : accumulated amortization	(699,216)	(435,266)
Net intangible assets	$1,070,114	$1,334,064

No significant residual value is estimated for these intangible assets. Amortization expense for nine months ended September 30, 2017 and 2016 totaled $263,950 and $187,500, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 8.25 years as of September 30, 2017. The estimated future amortization of the intangible assets is as follows:

For nine months ended September 30,	Estimated Amortization Expenses
2018	$ 222,283
2019	185,267
2020	101,933
2021	101,933
2022	101,933
Thereafter	356,765
Total	$ 1,070,114

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Shares

As of September 30, 2017, and December 31, 2016, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the nine months ended September 30, 2017, 2,598,500 shares with par value of $ 0.0001 per share were issued to various stockholders.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of September 30, 2017.

Legal proceedings

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2017.

NOTE 6 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the nine months ended September 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On August 29, 2017 the Company announced that its exclusive eurozone partner, Augicom S.A., has entered into a partnership with Orange Pro. As part of this agreement, Weyland Tech's CreateApp will be made available to Orange Pro clients via "la Carte Pro" program or 'Pro Card' in English. The "Pro Card" program of Orange is a loyalty program for independent professionals and SMBs.

Additionally, the Company has begun exploratory discussions with an eSports video aggregation operator regarding a potential partnership and the building of an online betting app for the eSports industry. Due to the high growth of the eSports sector, we anticipate that the app would be marketed worldwide and find exposure through JV's with entities such as casinos and other gambling avenues. Further details will be released as progress is made.

On September 12, 2017 the Company qualified to trade on the OTCQX® Best Market.  Weyland Tech upgraded to OTCQX from the OTCQB® Venture Market.

On September 26, 2017 the Company announced that it has named Mr. Ghassan R. Saade as a strategic advisor for Weyland's expansion into the Middle East & Africa ("MEA").

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

Subsequent Events

On October 17, 2017 the Company announced that its food services pilot program has launched.In the pilot, announced in May, Weyland Tech is collaborating on developing Online-to-Offline ("O2O") applications initially targeting the food service industry.

On October 19, 2017 the Company announced that the addition of Mr. John Lee to its board of strategic advisors. Mr. Lee is joining Weyland as a strategic advisor on eSports initiatives. Mr. Lee currently serves as CEO and Co-founder of kek eSports, an Asia based company with backing from globally recognized game investors including Initial Capital and Bitkraft Ventures. In addition to his role at kek eSports, he currently serves as Strategic Advisor and Honorary Chairman in Asia for ESL, the world's largest eSports league.

On October 31, 2017 the Company announced that it has entered into a memorandum of understanding ("MOU") with partner iAXCESS ("iAXCESS"). Ultimately, iAXCESS intends to utilize the Weyland Tech CreateApp platform for iAXCESS's m-Commerce app and will also provide the CreateApp platform on a white-label basis, as a branded app, to other industries in the MENA Region. This MOU lays the groundwork for the relationship by establishing the preliminary structural terms of the venture.

On November 2, 2017 the Company announced that it is entering the digital payments marketplace with a mobile wallet platform and is in joint venture discussions with FuntaseSports Entertainment ("Funtase"), a leading provider of eSports content and fantasy games in South Korea.

•

Weyland Tech's mobile wallet will be called AtozPay, which means "complete" pay in local languages and will be branded as AtoZ Pay in Weyland's other markets as deployed. Weyland is bringing on a team experienced in mobile wallet development to build the platform.

•

Funtasy Games provides gamified daily fantasy draft games for the mobile and PC platforms in the Asia market, and will be launching their first mobile app in Q2 2018 based around several of the world's leading eSports titles. Funtasy and Weyland are also in discussions to launch and publish their titles for the non-Asia international markets

On November 7, 2017 the Company announced updates on the progress of its mobile wallet initiative first discussed on November 2, 2017 - Weyland Tech has acquired a complete team in Jakarta that includes developers, marketing and sales, sales support and a general manager with 22 years of experience in tech project management to comprise the AtozPay team. The group based out of Jakarta developed a complete mobile payments solution over the course of 14 months and advanced from $0 to $100 million in top line revenue.

On November 9, 2017 the Company announced that its joint venture discussions with FuntaseSports Entertainment ("Funtase"), a leading provider of eSports content and fantasy sports games in South Korea, are making significant progress and the companies have reached terms for cooperation.

Results of Operation

Service Revenue

Total Revenue was $10,302,740 and $9,173,536 for the nine months ended September 30, 2017 and 2016, respectively.  Included in Total Revenue was Service Income of $ 10,302,740 and $ 7,173,536 for the same period.  The increase is due to targeting new customers and corresponding service income. Included in Total Revenue was Development income of $nil and $2,000,000 for nine months ended September 30, 2017 and 2016, respectively.

Cost of Service

Cost of Service was $8,387,399 and $5,384,371 for the nine months ended September 30, 2017 and 2016, respectively.  Included are development costs of $535,174 (2016: $1,750,000).  The overall increase in our Cost of Service during the period reflects our revised normal gross margins in an effort to build our customer base.

Gross margins

Gross margins decreased from 41% to 18% for nine months ended September 30, 2017 and 2016, respectively and decreased from 38% to 14% for three months ended September 30, 2017 and 2016, respectively.  Gross margins for Service income decreased from 49% to 19% for nine months ended September 30, 2017 and 2016, respectively and decreased from 38% to 18% for three months ended September 30, 2017 and 2016, respectively.  The drop in Gross margin reflects our expansion to emerging markets with a focus to increase user base at reduced pricing.

Our gross margin for development income for the nine months ended September 30, 2016 was 12.5%.

Operating Expenses

General and Administrative expenses were $1,031,719 and $755,497 and for the nine months ended September 30, 2017 and 2016, respectively.  Included was Legal & Professional costs of $ 374,591 compared to prior period of $127,396, an increase of $247,195, mainly arising from the shareholders dispute.  The Company spent $ 73,738 on Advertising compared to prior period $2,800, an increase of $70,938.  In addition, the Company’s increased management team headcount in 2017 with a corresponding increase in management remuneration to $90,000 compared to prior period of $72,000.

Net Profit (Loss)

The Company had a net profit of $643,297 and $3,027,780 for the nine months ended September 30, 2017 and 2016, respectively.

Included in Net profit was amortization of $263,950 for the nine months ended September 30, 2017. (2016: $187,500).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2017, we had negative working capital of $243,562. The decrease in working capital is due to prepayment of service costs of $882,119 and deposit made for the development of a new payment platform of $1,194,333 in the period. Proceeds from deposits for the issuance of stock contributed $ 1,597,656.

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

Changes in Internal Controls Over Financial Reporting

During the period, we have by board resolution, formed our audit committee.  Our audit committee comprises Mr. Matt Burlage as acting chairman with Messrs. Brett Lay and Ross O’Brien as members.

Other than the above, there has been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently undergoing civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock Should the shareholder succeed in this dispute and be able to clear and sell the 3,500,000 shares, the market price of the Company’s shares may be adversely affected.

Additionally, the Company has also filed a suit against another shareholder in Singapore.  The dispute between the Company and this shareholder concerns the ownership of 1,500,000 shares of the Company’s stock.  Amongst other things, this shareholder had sold 800,000 of the aforesaid 1,500,000 shares of the Company’s stock to a third party for $100,000 while they were subject to a restrictive legend and subsequently transferred these shares to the third party on or about May 10 2016.  The Company was not made aware of these terms and had approved of this transfer based on representations that another individual would be investing $800,000 into the Company.  This sum has not been invested into and/or otherwise received by the Company.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2017, the Company received proceeds of $1,597,656 for the private placement of the company's common shares to professional investors and management at prices ranging from $2.50-$5.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
November 14, 2017	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)