Form 10-K
period 2017-12-31
WEYLAND TECH, INC.
filed 2018-04-17
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2017

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ____  to ______

Commission File Number:  000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 16-079 New York, NY 10004
(Address of principal executive offices, including Zip Code)

(808) 829-1057
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

[   ] Yes   [X] No

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCQB Market) was approximately $42 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 26,795,006 shares of the registrant’s common stock outstanding as of March 31, 2018.

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

v

PART I

ITEM 1. BUSINESS

Overview

Weyland Tech’s CreateApp platform, offered as a Platform as a Service (“PaaS”), enables small-medium-sized businesses ("SMB") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.  At present, the Company does not charge for use of the PaaS platform. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

We believe that SMB can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

Our corporate headquarters are located at 85 Broad Street, 16-079 New York, NY 10004.  Although we maintain a website at www.weyland-tech.com, we do not intend the information available on our website be incorporated into this filing.

Our Strategy

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in twelve, predominantly Asian, languages—we have partners that work with us to develop the EU and North American markets.

The CreateApp platform enables SMB to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that through our app, SMB can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

Weyland Tech currently offers the CreateApp platform directly, as a Platform as a Service (“PaaS”) in the following key markets:

Singapore: www.createappsingapore.com

India (Jaipur): www.aapkiapp.in

US/Canada: www.createappamericas.com

Weyland Tech currently offers a DIY App builder through a 'white label' platform, also under a PaaS model, with the apps developed generating revenue in the following markets, primarily via cooperation agreements that were structured in late 2015, 2016 and 2017:

•

EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch)

•

Malaysia, via a Cooperation Agreement with Silver Ridge Tangerine Sdn Bhd (www.silverridge.com.my)

•

Hong Kong and South China via a Cooperation Agreement with Info Zone Development Ltd.

•

Indonesia, via a Cooperation Agreement with DPEX Worldwide (www.dpex.com)

•

North America, via a Cooperation Agreement with Aurum Digital Inc. (www.createappamericas.com)

•

Thailand via a Cooperation Agreement with BGT Corporation Public Company Limited (http://www.bgtech.co.th/)

•

The Philippines via a Cooperation Agreement with MocaApp  (www.mocaapp.com)

•

France via a Cooperation Agreement with Orange Pro (https://pro.orange.fr/)

For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform.

SMB

The Company believes that these agreements will create a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Given the nature of DIY mobile apps ("apps"), and the primary target market of SMB, a typical go-to-market strategy would have a direct sales force or resellers approach SMB directly to drive our revenue.

Over the past two years, the Company has evolved our Platform as a service model with three distinct market paths to drive recurring revenue business model.

A)  Cooperation agreements in countries/regions where our partners are responsible for targeting SMB either through an installed base of customers or groups of Direct Sellers with a sales force encompassing SMB as end customers.

B)  Enterprise Solutions where large retailers (hypermarket chains, mall owners, brand owners with company-owned and franchise stores) adopt a 'Master App' on a white-label basis, hosted at a 3rd party regional Hosting or Data Center facility.

C) Digital Wallet or e-Wallet: a digital financial services business, a distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets. GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments, according to IDC. Online payments in GSEA is divided into four broad payment modes: e-wallets, such as our AtoZPay platform, credit cards, debit cards and online banking. Of these, the e-wallet mode is expected to grow the fastest over the next five years, according to IDC. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration, which creates a structural opportunity for e-wallets; the increasing integration of e-wallets with use cases such as online games and e-commerce; and the opportunity to offer broader digital financial services using e-wallets as a foundation.

With the above strategy, we believe that the Company has been able to maintain a lower capital expenditure base due to the 'level-two' customer support vs. 'level-one' customer support, smaller sales and marketing teams, and the need to provide hosting services.

The Company’s CreateApp Platform operates as a Platform as a Service (“PaaS”) allowing users to develop their own applications supplying the infrastructure and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

We do not compensate resellers and distributors, instead the end user pays the reseller/distributor directly as well as paying for our services, for which we or our reseller/distributor in licensed territories bill the end user separately.

Growth of the Mobile Apps Industry

We believe that there are a number of factors that are contributing to the continued growth of the mobile apps industry: (i) smartphone adoption continues to increase globally; (ii) lower purchase prices of smartphones for consumers; (iii) smartphone users are becoming increasingly comfortable with the process of searching for and conducting business on their phones; (iv) SMB are placing more emphasis on implementing a mobile app versus a mobile website to enable customers to gain a higher level of interaction and functionality; and (v) internet users in emerging markets use smartphones as their primary internet access device, having bypassed the desktop PC entirely.  We believe that the Company will be able to participate in the growth of the mobile apps industry by offering an affordable, easy to build and use platform.

Competition

Our business is rapidly evolving and highly competitive.  Our current and potential competitors include:

Each of the online game, e-commerce and e-wallet industries in GSEA is highly fragmented. We face competition in each of our lines of business in each market where we operate. Some of our competitors, particularly those based outside of GSEA, may have greater access to capital markets, more financial and other resources, and a longer operating history than we do.

Online Games

We compete on the basis of a number of factors, including user base, game portfolio, quality of user experience, brand awareness and reputation, relationships with game developers and access to distribution and payment channels. Our competitors primarily include companies with a presence in just one or a few markets in the region.

E-commerce

We face competition principally from regional players that operate across several markets in the region. We also face competition from single-market players in the region. We compete to attract, engage and retain buyers based on the variety and value of products and services listed on our marketplaces, overall user experience and convenience, online communication tools, integration with mobile and networking applications and tools, quality of mobile applications, and availability of payment settlement and logistics services. We also compete to attract and retain sellers based on the number and engagement of buyers, the effectiveness and value of the marketing services we offer, commission rates and the usefulness of the services we provide including data and analytics for potential buyer targeting, cloud computing services and the availability of support services including payment settlement and logistics services.

E-wallet Platforms

AtoZPay competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators. AtoZPay competes with these companies primarily on the basis of transaction processing speed, convenience, network size, accessibility, reliability and price. We believe the combination of

AtoZPay’s numerous physical service counters and the AtoZPay App is a significant competitive advantage because of the strong demand in GSEA for convenient forms of payment processing.

Our business is rapidly evolving and highly competitive.  Our current and potential competitors include: (1) Advertising companies, Web design firms and more recently, mobile app makers; (2) other DIY mobile app companies; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMB; (4) companies that provide e-commerce services, including website/app development.; (5) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality.  Many of our current and potential competitors have greater resources, slightly longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing.  Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Employees

The Company currently has seventeen full-time contracted personnel in Singapore, Myanmar, Hong Kong and Jaipur, India. Our software development partner in Jaipur has 200 developers on staff to assist with technical, customer support, integration and engineering tasks.

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

Our common stock is quoted on the OTCQX, an over-the-counter electronic quotation system maintained by the OTC Markets. The OTCQX is more limited than a trading market such as the New York Stock Exchange or NASDAQ. The OTCQX is a less visible market for the trading of our common stock by existing and potential stockholders, and so trading of our common stock on the OTCQX could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The Company’s current executive offices are located at, 85 Broad Street, 16-079, New York, NY 10004. The Company’s lease is currently $820 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company is currently undergoing civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock.  Currently, the Company is pursuing alternative means of dispute resolution which if successful is expected to be able to resolve the aforementioned litigation proceedings by the second quarter of 2018.  Given that the matter is still in discussion and negotiation stages, no assurances can be given about the outcome of these proceedings.  In the meanwhile, the Company believes that there are unlikely to be any negative repercussions to the other shareholders.

Additionally, the Company has settled a suit against another shareholder in Singapore, in a confidential settlement that is favorable and non-dilutive to the Company.

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

Market Information

The Company’s Common Stock currently only trades on the OTCQX operated by OTC Markets Inc. under the symbol “WEYL”.  The Company’s Common Stock commenced trading under this symbol on September 1, 2015, and previously traded under the symbol “STOA” from June 7, 2011 on the OTC Pink Sheets Market.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2017	5.10	3.20
September 30, 2017	4.44	2.95
June 30, 2017	4.50	3.55
March 31, 2017	6.90	3.85
December 31, 2016	5.10	3.00
September 30, 2016	4.65	1.51

As of March 31, 2018, the Company’s Common Stock closed at a price of $4.20.

Shareholders

As of March 31, 2018, there are 26,795,006 shares of Common Stock issued and outstanding held by 343 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently 3.5 million shares authorized for issuance under the Equity Compensation Plan of which no shares have been issued as of March 31, 2018.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

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

During the year ended December 31, 2017, the Company received proceeds of $1,771,028 for the private placement of the company's common shares to professional investors, individuals and the Company’s CEO at prices ranging from $1.25 - $6.00. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend. The primary purpose of the share issuances was to increase the shareholder base in order to meet NASDAQ Capital Market minimum entry requirements and provide working capital to the Company. Several of the share purchasers are professional investment managers at well-known Registered Fund Management Companies and the Company believes their participation increases company credibility in the investment community.

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

Overview

Weyland Tech’s CreateApp platform is provided in fourteen languages and enables small-medium-sized businesses ("SMB") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

We believe that SMB can reach additional customers, promote their products and services and increase sales, via a simple easy to build mobile app at an affordable and cost-effective manner.

On April 8, 2017, the Company entered into that certain Amended and Restated Software License Agreement by and between the Company and Technopreneur’s Resource Centre Private Limited (the “Amended License Agreement”) and that certain Amended and Restated Sale and Purchase Agreement by and among the Company, Eddie Foong Wai Keong, Zhao Yongxin and Brent Suen (the “Amended Purchase Agreement”).  The Amended Licensing Agreement continues and amends and restates Weyland Tech’s exclusive use of the ‘CreateApp Platform’ together with any instances or variations to it and all current and future revenues and income that are a result of sales, licensing and sub-licensing agreements for an initial ten-year term, which is extendable at the Company’s option for two consecutive five year periods, for a total of twenty years.  The Amended Purchase Agreement provides for the purchase of a controlling interest in Technopreneur’s Resource Centre Private Limited by the Company.  The Amended License Agreement and Amended Purchase Agreement amends and restates the rights of the parties with respect to the (i) that certain MOU dated May 2015, and the subsequent Sale and Purchase Agreement (the “Original Purchase Agreement”), and (ii) the global license agreement relating to the ‘CreateApp Platform’ (the “Global License Agreement”).

In September 2015, we completed the acquisition of rights to Technopreneur’s Resource Centre Private Limited’s ‘CreateApp Platform’ through the Original Licensing Agreement.  Our exclusive license through the Original License Agreement has been described in our prior filings, including most recently our Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 31, 2017, as our “Global Exclusive Licensing Agreement”.  The Amended License Agreement clarifies certain terms of our original agreement and extends the term of the license.

The original Sales and Purchase Agreement, dated May 28, 2015, was subsequently rescinded and pursuant to that rescission certain shares originally issued were canceled. The Amended Purchase Agreement reduces the amount of ownership of Technopreneur’s Resource Centre Private Limited acquired to 55%, rather than 100% in order to reduce the risks related to certain operating liabilities of Technopreneur’s Resource Centre Private Limited discovered during due diligence. At December 31, 2017, this Sales and Purchase Agreement has not been completed.

The above descriptions of the Amended Sale and Purchase Agreement and Amended Licensing Agreement are qualified in their entirety by reference to the forms of such documents attached as Exhibits 4.1 and 4.2 to this Current Report on Form 8-K.

On April 27, 2017 the Company announced that initial subscriptions and revenues from its South East Asian cooperation partner, MOCAAPP. Marketing and development of additional applications -- http://www.mocaapp.com/ -- continues in the Philippines through the Company's white label channel distribution.

According to the Department of Trade and Industry, the Philippines is home to nearly 90,000 Small and Medium businesses ("SMB") and ~900,000 MSMBs (Micro-Small-Medium-sized-Business) overall.

http://ctt.marketwire.com/?release=11G137142-001&id=11596615&type=0&url=http%3a%2f%2fwww.dti.gov.ph%2fbusinesses%2fmsmes%2fmsme-resources%2fmsme-statistics

Weyland believes that a substantial number of these businesses will ultimately choose to expand their reach through mobile commerce (m-commerce), which has been the case in the US, Europe, and North Asia.

http://ctt.marketwire.com/?release=11G137142-001&id=11596618&type=0&url=http%3a%2f%2fwww.businessinsider.com%2fmobile-commerce-shopping-trends-stats-2016-10

Concurrently, MOCAAPP indicated initial marketing and trade show efforts have begun in Vietnam. The Company believes the expansion of m-commerce in South East Asia is in the early stages and is working with their channel distributors to become the mobile on-ramp for e-commerce in the region.

http://ctt.marketwire.com/?release=11G137142-001&id=11596624&type=0&url=https%3a%2f%2fwww.jwtintelligence.com%2f2016%2f08%2fsoutheast-asias-m-commerce-revolution%2f

On May 1, 2017, the Company signed a definitive Share Purchase Agreement with Escape Pixel, a provider of Web Development, Mobile Development, & Digital Customized Solutions, based in Singapore and Yangon Myanmar. The terms of the agreement are confidential. Following the closing of the transaction, Escape Pixel will become a wholly-owned subsidiary of the Company.  At December 31, 2017, this Share Purchase Agreement has not been completed.

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

On July 20, 2017, the Company entered into an advisory agreement with TMC Prime Pte. Ltd (TMC) for the sourcing of strategic investments into the company by Southeast Asian technology companies and high net worth individuals with experience investing in technology companies TMC will commit to fund up to $10 million USD over a period of one year via direct investments.

The principals of TMC are former founders and executives of regionally based systems integrators, cloud services and mobile telephony companies.

On Jul 24, 2017 the Company announced that the Company's distribution partner in Indonesia, OAP ("OAP"), has signed an agreement to provide a stored-value 'top-up' application aimed at the 120 million adults living without access to traditional banking facilities. The application is designed to be offered via major telecommunications providers in Indonesia.

OAP has initiated a pilot program to 20 communities in Indonesia. Upon success of the pilot, OAP will offer the community application to the other 500,000 communities throughout Indonesia.

In Indonesia, the unbanked population, or people who do not have bank accounts, is still very large. The Financial Inclusion Index (Global FIndex) for 2014 shows that only 36 percent of adults in Indonesia have bank accounts, which means there are approximately 120 million adults categorized as unbanked. A Top-Up application enables unbanked smartphone users to purchase goods and services via their phones (e-commerce/m-commerce).

Indonesia, the fourth most populous country in the world, has seen explosive mobile phone growth alongside a burgeoning e-commerce industry segment. A smartphone boom has been fueling Indonesia's e-commerce growth. The e-commerce industry in Indonesia has grown from $12 billion in 2014 to $18 billion last year and is forecasted to touch $130 billion by 2020 as per Indonesian tech ministry spokesman, Ismail Cawidu.

On August 11, 2017, the Company applied for uplisting to the OTC Markets Group’s ‘OTCQX Marketplace’ which is a higher tier market for publicly traded companies.

On Aug 29, 2017 the Company announced that its exclusive eurozone partner, Augicom S.A., has entered into a partnership with Orange Pro. As part of this agreement, Weyland Tech's CreateApp will be made available to Orange Pro clients via "la Carte Pro" program or 'Pro Card' in English.

The "Pro Card" program of Orange is a loyalty program for independent professionals and SMBs. It is believed that initial sales will begin the fourth quarter of 2017 or first quarter of 2018. Orange Pro operates under the business umbrella of Orange S.A., formerly France Télécom S.A., is a French multinational telecommunications corporation. It has 256 million customers worldwide and employs 95,000 people in France, and 59,000 elsewhere. In 2015, the group had revenues of EUR 40 billion.

Additionally, the Company has begun exploratory discussions with an eSports video aggregation operator regarding a potential partnership and the building of an online betting app for the eSports industry. Due to the high growth of the eSports sector, we anticipate that the app would be marketed worldwide and find exposure through JV's with entities such as casinos and other gambling avenues.

On April 2, 2013, the SEC issued a Report of Investigation in which it announced that the Commission had determined not to pursue an enforcement action against Netflix, Inc. for alleged violations of Regulation Fair Disclosure, Section 13(a) of the Securities Exchange Act and Rules 13a-11 and 13a-15 thereunder, relating to the disclosure of material information selectively over social media. This report makes clear that “companies can use social media outlets like Facebook and Twitter to announce key information in compliance with Regulation Fair Disclosure (Regulation FD), so long as investors have been alerted about which social media will be used to disseminate such information.” Weyland Tech, Inc (Weyland Tech) is filing this 8k pursuant to that report to provide such information.

The SEC’s Report of Investigation provided guidance to issuers such as Weyland Tech regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that we announce material financial information to our investors using our investor relations website ( http://www.weyland-tech.com/ ), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our subscribers and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels listed below. This list may be updated from time to time on Weyland Tech’s investor relations website.

Weyland Tech Facebook Page (https://www.facebook.com/weylandtech)

Weyland Tech Twitter Feed (https://twitter.com/weylandtechinc)

Weyland Tech LinkedIn Page (https://linkedin.com/company/weylandtech)

Brent Suen, CEO Public Facebook Page (https://www.facebook.com/BrentSuenWEYL)

Brent Suen, CEO Public Twitter Feed (https://www.twitter.com/BrentSuenWEYL

On Sept. 12, 2017 OTC Markets Group Inc., operator of financial markets for 10,000 U.S. and global securities, announced the Company had qualified to trade on the OTCQX® Best Market.  The Company began trading September 12, 2017 on OTCQX under the symbol "WEYL."  U.S. investors can find current financial disclosure and Real-Time Level 2 quotes for the company on www.otcmarkets.com. The Company was sponsored for OTCQX by Joseph Gunnar & Co., LLC, a qualified third-party firm responsible for providing guidance on OTCQX requirements and recommending membership.

On Sep 26, 2017 announced that it has named Mr. Ghassan R. Saade as a strategic advisor for Weyland's expansion into the Middle East & Africa ("MEA").

On Oct 17, 2017 the Company announced that its food services pilot program has launched.  In the pilot, announced in May, the Company is collaborating on developing Online-to-Offline ("O2O") applications initially targeting the food service industry.

With this pilot program and the platform developed with Faith United, the Company will begin to address one of the O2O opportunities in the region. The trial will involve ordering and fulfillment of frozen foods to food distributors in Hong Kong. Following the trial, Weyland plans to extend the platform to B2C by approaching restaurants, factory kitchens and foodstuff manufacturers to expand their reach to individual and business consumers.

On Oct 19, 2017 the Company announced the addition of Mr. John Lee to its board of strategic advisors.

Mr. Lee is joining Weyland as a strategic advisor on eSports initiatives. Mr. Lee currently serves as CEO and Co-founder of kek eSports, an Asia based company with backing from globally recognized game investors including Initial Capital and Bitkraft Ventures. In addition to his role at kek eSports, he currently serves as Strategic Advisor and Honorary Chairman in Asia for ESL, the world's largest eSports league. Mr. Lee previously served as the Chief Strategy Officer at GigaMedia, which was an early leader in the competitive gaming and eSports Asia market with select Asia market rights for titles such as Counter Strike Online, FIFA Online, Freestyle Basketball and Starcraft II. Earlier in his career, he was a senior associate at Softbank Venture Capital and an associate consultant at McKinsey & Company.

On Oct 31, 2017 the Company announced that it has entered into a memorandum of understanding ("MOU") with partner iAXCESS ("iAXCESS").

iAXCESS intends to utilize the Weyland Tech CreateApp platform for iAXCESS's m-Commerce app and will also provide the CreateApp platform on a white-label basis, as a branded app, to other industries in the MENA Region. This MOU lays the groundwork for the relationship by establishing the preliminary structural terms of the venture. The Company will provide additional details to fully memorialize an agreement.

On Nov 2, 2017 the Company announced that it is targeting the digital payments marketplace with a mobile wallet platform.

The Company's mobile wallet will be called AtozPay, which means "complete" pay in local languages and will be branded as AtoZ Pay in the Company's other markets as deployed. The Company is bringing on a team experienced in mobile wallet development to build the platform.

On Nov 7, 2017 the Company announced updates on the progress of its mobile wallet initiative first discussed on November 2, 2017.

The Company has secured the services of a complete team in Jakarta that includes developers, marketing and sales, sales support and a general manager with 22 years of experience in tech project management to build the AtozPay team.  Before agreeing to build AtozPay, the group based out of Jakarta, developed a complete mobile payments solution over the course of 14 months and ultimately advanced to $100 million in top line revenue.

On Nov 9, 2017 the Company announced that its joint venture discussions with FuntaseSports Entertainment ("Funtase"), a leading provider of eSports content and fantasy sports games in South Korea, are making significant progress and the companies have reached terms for cooperation.

The Company and Funtase are also exploring near term opportunities for deploying Funtase's platform to the Company's CreateApp users as a 'white-label' app that enables daily fantasy sports for a new, younger eSports audience on a gamified platform that will differ radically from the current draft fantasy sport market offerings.

Funtase provides gamified daily fantasy draft games for the mobile and PC platforms in the Asia market based around several of the world's leading eSports titles. Funtase and Weyland are also in discussions to provide their offerings for the non-Asia international markets.

On Nov 28, 2017 the Company announced that it has signed a new reseller agreement with HandsOn Systems.

On Dec. 12, 2017 the Company announced that its upcoming mobile wallet AtozPay has entered beta testing stage.

While the AtozPay team has focused on app development, management has been working diligently to lay the corporate infrastructure to begin formal operations.

On Dec. 22, 2017 the Company announced that it has entered into a memorandum of understanding (“MOU”) with DDBill Payment Co., LTD, the operators of China’s fourth largest payments gateway Dinpay (www.dinpay.com, English: us.dinpay.com).

Under the terms of the MOU, DDBill will assist Weyland in scaling its digital payments and wallet platforms and provide access to DDBill’s Dinpay China payments gateway.

On December 28, 2017 the Company announced that it has entered into a memorandum of understanding with TKS Ventures (dba Tokes Platform) to bring blockchain technology to Weyland’s platforms.

Under the terms of the memorandum, TKS and Weyland’s final agreement will support the purposes of:

(1) Applying and utilizing blockchain technology for payment and banking layer solutions in the unbanked demographic prevalent in Weyland's SE Asia markets;

(2) Jointly developing logistics and fulfillment solutions via the blockchain that allows for more secure tracking, compliance of transactions along the supply chain in various industries;

(3) Combining WEYL's current mobile marketplace solutions which include e-wallet and other fiat currency-based payment services with TKS’s Merchant Gateway services facilitating a two-way conversion of paper currency in jurisdictions where that is allowed; and

(4) Expanding the use of the TKS cryptocurrency into various non-cannabis industry applications by virtue of Weyland's other payment solutions.

Plan of Operations

In addition to Weyland Tech’s focus on the ASEAN and pan-Asia markets, we have business cooperation partners with whom we develop the EU and North American markets. The CreateApp platform is offered in fourteen languages and enables SMB to create a mobile application ("app") without the need of technical knowledge, high investment and background in IT.  The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

SMB can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable and cost-effective manner.

The Company believes that the strategic Cooperation agreements that were structured in late 2015, 2016 and early 2017, represent a significantly large addressable market opportunity allowing the company to generate sales and profits in a scalable manner, grow the Company's business and enhance shareholder value.

Given the nature of DIY mobile apps ("apps"), and the primary target market of SMB, a typical go-to-market strategy would have direct sales force or resellers approach SMB directly to drive revenue.

Over the past two years, the Company has evolved this model with three distinct market paths to drive recurring revenue sales.  We currently do not sell software licenses and instead generate revenue through our Platform as a Service model:

A)  Strategic Cooperation agreements in countries/regions where our partners are responsible for targeting SMB either through an installed base of customers or groups of Direct Sellers with a sales force encompassing SMB as end customers.

B)  Enterprise Solutions where large retailers (hypermarket chains, mall owners, brand owners with company-owned and franchise stores) adopt a 'Master App' on a white-label basis, hosted at a 3rd party regional Hosting or Data Center facility.

C)  Digital Wallet or e-Wallet a digital financial services business, a distinguishing characteristic of GSEA compared to the United States is the substantially lower percentage of the population with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets. GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments, according to IDC. Online payments in GSEA is divided into four broad payment modes: e-wallets, such as our AtoZPay platform, credit cards, debit cards and online banking. Of these, the e-wallet mode is expected to grow the fastest over the next five years, according to IDC. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration, which creates a structural opportunity for e-wallets; the increasing integration of e-wallets with use cases such as online games and e-commerce; and the opportunity to offer broader digital financial services using e-wallets as a foundation.

With the above strategy, we believe that the Company has been able to maintain a lower capital expenditure base due to the 'level-two' customer support vs. 'level-one' customer support, smaller sales and marketing teams, and the need to provide hosting services.

We note that “level- one” is where our partner/reseller supports the end customers and “level-two” is where we support the partner/reseller on training and technical support. The number of customer support people that the partner/resellers has is significantly higher and more costly to maintain. We have a small team of customer support to train/provide technical guidance to the partner/resellers team leaders which they then use as a baseplate to service larger end-user base. Smaller companies are unable to provide level-one support unless they bring on a major cost center and charge for it. We do not.

The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.  For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

For the Fiscal Year Ended December 31, 2017

Liquidity and Capital Resources

On December 31, 2017, we had working capital of $2,268,794 compared with a working capital of $1,217,947 on December 31, 2016. The increase in working capital is due to deposits paid for the development of our AtoZ digital wallet of $ 1,754,333 and the payments for software development in 2017 of $ 1,485,597.  Net cash utilised from operation used ($332,071) in the twelve months ended December 31, 2017.  Financing activities provided $384,546 in the twelve months ended December 31, 2017.

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

Revenue Recognition

Weyland Tech’s CreateApp platform, offered as a Platform as a Service (“PaaS”), enables small-medium-sized businesses ("SMB’”) to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.  The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

Results of Operation for the Fiscal Year ended December 31, 2017

Service Revenue

Service revenues were $ 15,578,171 and $12,942,353 for the twelve months ended December 31, 2017 and 2016, respectively.  The increase is due to a push for market share for the CreateApp platform during 2017 in highly competitive emerging markets with reduced price points, as well as new subscriptions sold to existing customers and subscriptions sold directly to new customers.

Cost of Service

Cost of service was $11,267,879 and $7,817,973 for the twelve months ended December 31, 2017 and 2016, respectively. The increase reflects cost associated with an increase in our Service revenues from growth in clients served.

Other income comprise royalty fee income received from our Cooperation agreements for white label use of our CreateApp platform of $23,625 for the twelve months ended December 31, 2017 (2016: $181,391).

Operating Expenses

General and administrative:  General and administrative expenses were $1,937,483 and $988,686 for the year ended December 31, 2017 and 2016, respectively. The increase reflects additional headcount to strengthen our management team hired during last quarter of 2016 as well as legal and professional costs in connection with our on-going shareholder dispute.  Included in General and administrative expenses was Amortization of development cots capitalized of $351,933 (2016: $351,933)

Research and development written off was $1,889,304 during year 2017 (2016: $2,928,947).

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2017 was $ 388,650. (2016: Nil)

Net Income

The Company had a net loss of $74,282 for the twelve months ended December 31, 2017 as compared to a net profit $566,948 for the year ended December 31, 2016. The decrease in the net income is due to increase in legal and professional costs in connection with our on-going shareholder dispute, a lower margin being achieved as a result of targeting market share from second quarter in highly competitive emerging markets with reduced price points and recognition of Stock-based compensation expenses of $388,650 and a reversal of deferred tax benefits of $ 229,479.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company” (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEYLAND TECH INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2017 and 2016	F-2

Consolidated Statements of Operations for year ended December 31, 2017 and 2016	F-3

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and 2016	F-4

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weyland Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weyland Tech Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd.

Hong Kong

April 6, 2018

We have served as the Company’s auditor since 2012

WEYLAND TECH INC.
Consolidated Balance Sheets
	December 31	December 31
ASSETS	2017	2016
Non-current assets
Investment in joint venture	$-	$-
Intangible assets, net	982,131	1,334,064
Total non-current assets	982,131	1,334,064
Current assets
Accounts receivables	-	-
Prepayment, deposit and other receivables	3,258,931	828,411
Deferred tax assets	-	229,479
Cash and cash equivalents	1,056,399	1,003,924
Total current assets	4,315,330	2,061,814
Total assets	$5,297,461	$3,395,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	18,000	652,330
Accruals and other payables	257,508	191,537
Stock subscription payables	1,771,028	-
Total current liabilities	2,046,536	843,867
Total liabilities	2,046,536	843,867

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized,
23,460,628 and 20,778,128 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2,346	2,078
Additional paid-in capital	40,221,873	39,448,945
Accumulated deficit brought forward	(36,973,294)	(36,899,012)
Total stockholder’s equity	3,250,925	2,552,011
Total liabilities and stockholders' equity	$5,297,461	$3,395,878
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Operations

	For The Years Ended December 31,
	2017	2016
Service Revenue	$15,578,171	$12,942,353
Cost of Service	11,267,879	7,817,973
Gross Profit	4,310,292	5,124,380

Other Income	23,625	181,391
Gross Income	4,333,917	5,305,771

Operating Expenses
Depreciation and amortization	351,933	351,933
Bad debt provision	-	698,736
Research and development	1,889,304	2,928,947
General and administrative	1,937,483	988,686
Total Operating Expenses	4,178,720	4,968,302

Profit from Operations	155,197	337,469

Income tax (expense)/ benefits	(229,479)	229,479
Net (Loss)/Profit	$(74,282)	$566,948

Net (loss) profit per common share - basic and fully diluted:	(0.003)	0.031

Weighted average number of basic and fully diluted common shares outstanding	22,072,569	18,510,393

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC. Consolidated Statements of Cash Flows
	Year Ended December 31
	2017	2016
Cash flows from operations:
Profit/(Loss) from continuing operations	$(74,282)	$566,948
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	351,933	351,933
Issuance of common stock for service received	388,650	-
Bad debt provision	-	698,736
Deferred tax benefits	393,701	(229,479)
Valuation allowance	(164,222)	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Deposits and other receivables	(1,759,254)	(14,081)
Prepayment	(671,266)	(814,330)
Accounts payable	(634,330)	(566,290)
Accruals and other payables	65,971	(110,138)
Stock subscription payables	1,771,028	(147,456)
Net cash (used in)/provided by operations	(332,071)	(264,157)
Investment activities:
Investments in Indian operations	-	20,230
Purchase of intangible assets	-	(1,019,330)
Net cash (used in) investment activities	-	(999,100)
Cash flows from financing activities:
Proceeds from stock issuance	384,546	1,434,963
Net cash provided by financing activities	384,546	1,434,963
Net increased in cash and cash equivalents	52,475	171,706
Cash and cash equivalents, beginning of year	1,003,924	832,218
Cash and cash equivalents, end of year	$1,056,399	$1,003,924
Supplemental cash flow disclosure:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-
Non-cash transactions
Issuance of shares for services received	$388,650	$-
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC
Consolidated Statements of Stockholders' Equity
	Common Stock *	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)/Equity

Balance December 31, 2014	46,256,568	$ 463	$ 36,219,595	$ 1,765,855	$ (38,199,681)	$ (213,768)
Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	(58,407)	58,407	-	-	-
Shares issued for services	1,163,600	116	23,146	-	-	23,262
Issuance of Shares	590,905,667	59,091	(52,206)	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721

Balance December 31, 2015	12,628,688	$ 1,263	$ 36,248,942	$ 1,765,855	(37,465,960)	$ 550,100
Issuance of Shares	9,747,440	975	3,200,003	(1,765,855)	-	1,435,123
Cancelation of shares	(1,598,000)	(160)				(160)
Net profit for the year	-	-	-	-	566,948	566,948
Balance December 31, 2016	20,778,128	$ 2,078	$ 39,448,945	$ -	$ (36,899,012)	$ 2,552,011
Issuance of Shares	1,370,500	137	384,409	-	-	384,546
Cancelation of shares	(100,000)	(10)	10	-	-	-
Shares issued for services	1,412,000	141	388,509	-	--	388,650
Net loss for the year	-	-	-	-	(74,282)	(74,282)
Balance December 31, 2017	23,460,628	$ 2,346	$ 40,221,873	$ -	$ (36,973,294)	$ 3,250,925

*The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock split on September 1, 2015

The accompanying notes are an integral part of these financial statements.

Weyland Tech Inc.

DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, sales included a concentration from a major customer although accounts receivable had a nil balance.

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

REVENUE RECOGNITION

The Company’s CreateApp Platform operates as a Platform as a Service (“PaaS”) by providing the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

The Company maintains the CreateApp software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as Development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB has issued Accounting Standards Update (“ASU”) No. 2017-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2017, the FASB issued ASU 2017-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2017-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2017-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. he Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2017, and interim periods within those years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2017, FASB issued Accounting Standards Update No. 2017-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2017, the FASB issued ASU No. 2017-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2017 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2017, FASB issued ASU No. 2017-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In October 2017, the FASB issued ASU No. 2017-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In November 2017, the FASB issued ASU No. 2017-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 - INTANGIBLE ASSETS

As of December 31, 2017 and 2016, the company has the following amounts related to intangible assets:

	As of December 31,
	2017	2016
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(787,199)	(435,266)
Net intangible assets	$982,131	$1,334,064

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2017 and 2016 totaled $351,933 and $351,933, respectively.

The remaining amortization period of the Company’s amortizable intangible assets is approximately 2.67 years as of December 31, 2017. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Estimated Amortization Expenses
2018	$268,600
2019	101,933
2020	101,933
2021	101,933
Thereafter	407,732
Total	982,131

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

NOTE 5 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

	As of December 31,
	2017	2016
Accruals	$247,449	$177,949
Other payables	10,059	13,588
	$257,508	$191,537

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

As of December 31, 2017 and 2016, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

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

During the year ended December 31, 2017, 1,412,000 shares with par value of $ 0.0001 per share were issued for consultancy services received and 1,370,500 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2016, 1,598,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the year ended December 31, 2017, 100,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

Stock-Based Compensation

A summary of the Company’s stock option activity during the year ended December 31, 2017 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding , December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding , December 31, 2015	-	-	-	-	-
Options Outstanding , December 31, 2016	-	-	-	-	-
Options Outstanding , December 31, 2017	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2017.  No new options were granted in the fiscal year 2017 or 2016.

NOTE 7 – (LOSS)/EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2017 and 2016, respectively:

	For the Years Ended December 31, 31,
	2017	2016
Numerator - basic and diluted
Net (loss)/profit	$(74,282)	$566,948
Denominator
Weighted average number of common shares outstanding —basic and diluted	22,072,569	18,510,393
(Loss) Profit per common share — basic and diluted	$(0.003)	$0.031

NOTE 8 - INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated taxable income for the year ended December 31, 2017 and 2016, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2017 and 2016, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 21% and 34% for the years ended December 31, 2017 and 2016, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the year ended December 31,
	2017	2016

U.S. statutory tax rate	21.0%	34.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5%)	(16.5%)
Others	0.0%	0.0%
Effective tax rate	21.0%	34.0%

As of December 31, 2017 and 2016, the Company has a deferred tax asset of nil and $229,479, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of December 31, 2017 and 2016, the valuation allowance was $550,741 and $714,964, respectively.  Change of -$164,223 and $714,964  in the valuation allowance for the year ended December 31, 2017 and 2016 respectively.

	As of December 31,
	2017	2016
Deferred tax asset from operating losses carry-forwards	$550,741	$944,443
Valuation allowance	(550,741)	(714,964)
Deferred tax asset, net	$-	$229,479

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

Other than the lease of the Company’s current executive offices are located at, 85 Broad Street, 16-079, New York, NY 10004. at $820 per month, the Company did not have any operating lease as of December 31, 2017.

Legal proceedings

Other than as disclosed in Part I, Item 3 of the Company’s 10-K above, as of December 31, 2017, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 10 – SUBSEQUENT EVENTS

On March 14, 2018 The Company confirmed that it has received a non-binding acquisition proposal from its recently announced strategic partner, China’s DDBill Payment Co., Ltd (“DDBill”) which operates China’s fourth largest payments gateway Dinpay (www.dinpay.com, English: us.dinpay.com) and Dinpay Technology Group Ltd. (“DTG”).

The two companies, having spent the past three months working with Weyland on joint collaboration on expanding DDBill and DTG’s product and service offering beyond China’s borders and evaluating the Indonesia e-Wallet market, have concluded that an acquisition of the Company would benefit all groups, including Weyland Shareholders.

DDBill and DTG’s Core business coverage is third-party payment technology / solution provider for :

1. Cross border WeChat business / solution provider

2. Cross border Alipay business / solution provider

3. VISA / master card products & solutions

4. Online payment gateway solutions

The Board of Directors will carefully evaluate this proposal and other potential alternatives, including continued operations as an independent organization, in alignment with its longstanding commitment to maximize shareholder value. The Company cautions its shareholders and others considering trading in its securities that there can be no assurance that any definitive offer will be made by DDBill and DTG, if made, at what price or other terms, that any agreement will be executed or that a transaction in response to these proposals or that any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these proposals or any other proposal, except as required under applicable law.

On March 28, 2018 the Company announced the launch of the ENable mobile commerce and logistics platform with its Strategic Partner, DPEX Worldwide (“DPEX”). The result of the strategic partnership announced in December 2016, the official launch of ENable is the culmination of over a year of integration of Weyland’s CreateApp technologies with DPEX’s logistics and shipping platform.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting is effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2017:

Name	Age	Positions and Offices Held
Brent Suen	51	President, Chief Executive Officer, Director and Secretary
Lionel Choong	56	Acting Chief Financial Officer and Director
Eddie Foong	45	Chief Operating Officer and Director
Thet Twe Aung	32	Chief Technology Officer
Matthew Burlage	55	Independent Non-Executive Board Member
Ross O'Brien	50	Independent Non-Executive Board Member
Brett Lay	56	Independent Non-Executive Board Member
Jon Najarian	54	Independent Non-Executive Board Member

Brent Suen (age 51) has been President & Chief Executive and Financial Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014.  Mr. Suen has 27 years of experience in the investment banking industry. He attended Westminster receiving his BA in Finance.  He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Lionel Choong (age 56) has been acting Chief Financial Officer since July 17, 2015.  In addition, Mr. Choong was the Vice Chairman of the Board and a director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017.  Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter.  Mr. Choong is a consultant for Zenith Professionals Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (now Weyland Technology, Inc.). Mr. Choong is a fellow member and holds a corporate finance diploma from the Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University.

Based on Mr. Choong’s background in accounting, business and corporate finance, the Board believes that he is well qualified to serve as a director and acting Chief Financial Officer of the Company.

Eddie Foong (age 45), Chief Operating Officer, is the founder and creator of CreateApp, and has over 17 years of experience in IT, sales and marketing and operations. He was involved in a RFID technology company that developed and changed Singapore National Library Books borrowing system islandwide. He previously headed the sales and marketing department of Info. Technology within MNCs and government agencies.  He graduated with a Class 1 BEng Honours Degree and IBM Award holder from University of Strathclyde, U.K.

Thet Twe Aung (age 32), is the Chief Technology Officer of the Company. Spending 10 years in software development industries, Thet has in-depth knowledge in various development methodologies, software design patterns, data modeling and hands-on experience with mobile/web programming, socket programming, frameworks, SDKs and APIs. In 2015, he founded and served as a CEO of Escape Pixel, a digital startup in Singapore that provides customized digital solutions to enterprises and businesses. With vision to shape the future of its community, he is also an active contributor/developer of many open source software projects which advance linguistic evolution, localization, and cognition. Thet holds a Bachelor of Science with honors degree in Business Computing and Information Technology from the University of Wales, Prifysgol Cymru.

Matthew Burlage (age 55) Independent, non-executive Board Member, has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media and technology (TMT) sectors.

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

Ross O'Brien (age 50), Independent, non-executive Board Member, is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. His analysis surrounds Asia’s Innovation Economy—the intersection of information technology and the region’s broader society and economy. For nine years he was Director of the Economist Corporate Network, a membership-based business advisory programme for senior executives of multinationals in Asia.

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

Brett Lay (age 56) Independent, non-executive Board Member, is the former Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015.  A seasoned successful business executive with 28 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies.  Acted as interim CEO during transition phases.   A member of the board of directors working with private equity owners to grow and harvest their investments.  Over 18 years of work experience in Asia while residing in Singapore and Hong Kong.  Active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.  Originated and completed the successful execution of several mergers and acquisitions, including the post integration efforts.

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

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver.

Jon Najarian (age 54) Independent, non-executive Board Member  Jon ‘DRJ’ Najarian was linebacker for the Chicago Bears before he turned to another kind of contact sport – trading on the Chicago Board Options Exchange.

He became a member of the CBOE, NYSE, CME and CBOT and worked as a floor trader for some 25 years. In 1990 he founded Mercury Trading, a market-making firm at the Chicago Board Options Exchange (CBOE), which he sold in 2004 to Citadel, one of the world’s largest hedge funds. In 2005 Jon co-founded optionMONSTER and tradeMONSTER – both were acquired in 2014 by private equity firm General Atlantic Partners. Today, he is a professional investor, money manager and media analyst.

Jon developed and patented trading applications and algorithms used to identify unusual activity in stock, options, and futures markets. optionMONSTER, an options news and education site, was described by Securities Industry News as “content king of the options business”.

For years tradeMONSTER has been rated “Best for Options Traders” by Barron’s and was the first online broker to deploy streaming, desktop-like trading in a web browser.

In 2016 Jon and Pete co-founded Najarian Advisors, a company advising institutional investors on options strategies.

The brothers invest in and work with start-ups via Rebellion Partners, a venture consulting firm they launched in 2015.

Jon can be seen weekly on CNBC, where he is cast member of the “Halftime Report” and the “Fast Money” show.  He is also the feature of the “DRJ Report” on CBOE-TV, the exchange’s popular webcast.

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

Audit Committee

The Company’s audit committee consists of the three independent non-executive directors Messrs. Matt Burlage, Ross O’Brien and Brett Lay.  Mr. Burlage is the Chairman of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, CEO & Director	2015 2016 2017	$9,000 $60,000 $60,000	- - -	$5,120 - -	- - -	- - -	$14,120 $60,000 $60,000
Lionel Choong	2015 2016 2017	$27,167 $60,000 $60,000	- - -	$$3,840 - -	- - -	- - -	$31,007 $60,000 $60,000
Eddie Foong	2015 2016 2017	$- $60,000 -	- - -	- - -	- - -	- - -	$- $60,000 -
Thet Twe Aung	2015 2016 2017	$- $60,000 $60,000	- - -	- - -	- - -	- - -	$- $60,000 $60,000

Narrative Disclosure to the Summary Compensation Table

See Note 5 to the financial statements as of December 31, 2017 for description of the terms of Stock Option grants and the methods and assumptions used to determine fair value of Option Awards.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2017 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Deferred Compensation earnings ($)	All other Compensation ($)	Total ($)
Matthew Burlage	-	-	-	-	-	-
Ross O'Brien	-	-	-	-	-	-
Brett Lay	-	-	-	-	-	-
Jon Najarian	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2018 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is in care of Weyland Tech Inc., 85 Broad Street, 16-079, New York, NY 10004

As of the Determination Date, there are 26,795,006 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Brent Suen	Chief Executive Officer	712,000
Lionel Choong	Acting Chief Financial Officer	394,000
Eddie Foong	Chief Operating Officer	2,000,000
Directors and Officers as a group (3 persons)		2,806,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2017 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

According to their respective Directors and Officers annual questionnaire, Messrs. Matthew Burlage, Ross O'Brien and Brett Lay, are considered independent, non-executive board directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016.

Financial Statements for Year Ended December 31	Audit Fees (1)	Audit Related Fees(2)	Tax Fees (3)	All Other Fees (4)
2016	$30,000	-	-	-
2017	$35,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2018.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive Officer)	April 17, 2018