Form 10-Q
period 2018-03-31
WEYLAND TECH, INC.
filed 2018-05-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to____to ____

Commission File Number: 000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 16-079 New York, NY 1004
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

[  ] Yes   [X] No

There were a total of 26,812,006 shares of the registrant’s common stock outstanding as of April 11, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Balance Sheets

	March 31	December 31
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Account Receivables	$ -	$ -
Cash and Bank	1,009,488	1,056,399
Temporary Payment and prepayments	2,362,164	1,485,597
Deferred tax assets	-	-
Deposit and other receivables	1,987,139	1,773,334
Total current assets	5,358,791	4,315,330
Non-Current Assets
Software development cost	890,272	978,131
Trademark	3,875	4,000
Total Non-Current Assets	894,147	982,131
Total assets	6,252,938	5,297,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	18,000	18,000
Accrued expenses and other payable	220,378	257,508
Deposit received for share to be issued	2,828,094	1,771,028

Total current liabilities	3,066,472	2,046,536

Net Assets	3,186,466	3,250,925

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 26,795,006 shares as of March 31, 2018 and 23,460,628 shares as of December 31, 2017	2,680	2,346
Additional paid-in capital	40,664,040	40,221,873
Subscriptions received	-	-
Accumulated deficit	(37,480,254)	(36,973,294)
Total stockholders' funds	3,186,466	3,250,925

Total liabilities and stockholders' equity	$6,252,938	$ 5,297,461

WEYLAND TECH INC.
Condensed Statement of Operations
	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Service Revenue	$4,179,706	2,837,246
Cost of Service	512,024	1,040,048
Gross Profit	3,667,682	1,797,198

Other income	-	-

Operating Expenses
General and administrative	996,674	251,133
Research and development	1,209,116	-
Sales and Marketing	1,880,868	-
Depreciation & amortization	87,983	87,983
Total Operating Expenses	4,174,641	339,116

(Loss) Profit from Operations	(506,959)	1,458,082

Provision for income taxes	-	-
Net (Loss) Income	$(506,959)	1,458,082

Net (Loss) Income per common share - basic and fully diluted:	(0.0227)	0.0702

Weighted average number of basic and fully diluted common shares outstanding	22,364,898	20,778,128

WEYLAND TECH INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operations:
(Loss) Profit from continuing operations	$(506,959)	$1,458,082
Adjustment to reconcile net (loss) profit to net cash used in operating activities:
Depreciation expense/amortization development costs	87,983	87,983
Changes in operating assets and liabilities:
Accounts receivables	-	-
Deposit and other receivables	(213,805)	-
Prepayment	(876,567)	(1,842,089)
Account payable	-	48,675
Accruals and other payables	(37,129)	229,649
Stock subscription payables	1,057,066	-
Net cash (used) in operations	(489,411)	(17,700)

Investment activities:
Investment in Joint Venture	-	-
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Proceeds from stock issuance	442,500	363,755

Net cash provided by financing activities	442,500	363,755

Net (decrease) increase in cash	(46,911)	364,055

Balances per prior period balance sheet	1,056,399	1,003,924
Ending balances	$1,009,488	$ 1,349,979

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

The Company is focused on mobile commerce enablement via our enhanced platform built in 2017, and offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the one reportable segment e-commerce solutions and service provider.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

The Company’s CreateApp business effective 1 September 2015 is based on a nil accounts receivable balance as subscriptions are collected on a usage basis.

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

NOTE 3 - INTANGIBLE ASSETS

As of March 31, 2018 and 2017, the company has the following amounts related to intangible assets:

	As of March 31,
	2018	2017
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	875,183	523,250
Net intangible assets	$894,147	$1,246,080

No significant residual value is estimated for these intangible assets. Amortization expense for three months ended March 31, 2018 and 2017 totaled $87,983 for both periods.

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

NOTE 5 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

	As of March 31,
	2018	2017
Accruals	$214,865	$409,764
Other payables	5,513	11,420
	$220,378	$421,184

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

As of March 31, 2018 and 2017, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the three months ended March 31, 2018, 1,250,000 shares with par value of $ 0.0001 per share were issued for consultancy services received and 2,084,378 shares with par value of $0.0001 per share were issued to various stockholders.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of March 31, 2018.

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

NOTE 8 – SUBSEQUENT EVENTS

On April 23, 2018, The Company completed the incorporation of Weyland Indonesia Perkasa (“WIP”), a company incorporated in Indonesia. WIP is the corporate entity used for the eWallet business, AtoZPay.

Digital Wallet or eWallet a digital financial services business, a distinguishing characteristic of GSEA compared to the United States is the substantially lower percentage of the population with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets. GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments, according to IDC. Online payments in GSEA is divided into four broad payment modes: e-wallets, such as our AtoZPay platform, credit cards, debit cards and online banking. Of these, the e-wallet mode is expected to grow the fastest over the next five years, according to IDC. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration, which creates a structural opportunity for e-wallets; the increasing integration of e-wallets with use cases such as online games and e-commerce; and the opportunity to offer broader digital financial services using e-wallets as a foundation.

On May 10, 2018 the Company, provided an update on the Company’s recently announced spinoff of the eWallet business:

1.

Management is currently finalizing an engagement letter with a ‘Big 5’ consulting firm to advise the Company on the spinoff and IPO structure as well as ongoing audit functions for the eWallet business.

2.

The eWallet business, operating in a ‘closed Beta’ environment from December 2017 to April 2018, was on an annual run-rate of US$5.0 million Gross Transaction Volume (“GTV”) with 15 sales people on staff and zero marketing and advertising expenditures. Recent hires have increased the current sales staff to 24 and our plan is to have 400 sales staff in place by year end 2018 with a targeted GTV of US$25-35 million run-rate.

3.

The 2019 goal is to have 1,000 sales staff and a target GTV of over US$80 million.

4.

The current funding environment in Southeast Asia has produced investment rounds for companies such as Go-Jek, Grab, SEA Ltd., and other technology centric companies valued at 1.2X GTV or higher. Recent M&A activity in the region has valued eWallet businesses as high as 1.8X GTV.

5.

It is the Company’s stated goal to take the eWallet business through the S-1 process and a subsequent IPO via a ‘fully-underwritten’ offering. For transparency in the interim the eWallet business will file public financials prior to the offering.

6.

As soon as practicably possible, the Company will designate a record date and ex-dividend date for the Spinoff of the eWallet business to shareholders of Weyland Tech.

Other than the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the three months ended March 31, 2018.

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

•-

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

On Feb. 15, 2018 the Company announced that Mr. Jon Najarian has joined the Company’s Board of Directors.

Jon “Dr.J” Najarian was a linebacker for the Chicago Bears before he turned to another kind of contact sport – trading on the Chicago Board Options Exchange.

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

Jon developed and patented trading applications and algorithms used to identify unusual activity in stock, options, and futures markets. optionMONSTER, an options news and education site, was described by Securities Industry News as “content king of the options business.”

For years tradeMONSTER has been rated “Best for Options Traders” by Barron’s and was the first online broker to deploy streaming, desktop-like trading in a web browser.

In 2016 Jon and his brother Pete co-founded Najarian Advisors, a company advising institutional investors on options strategies.

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

On April 25, 2018 the Company announced its fiscal 2018 business strategy and updates on its e-Wallet initiative.

Business Outlook

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform built in 2017, and offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  Recent product launches with our strategic partners DPEX (Indonesia), BTG (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

As a result, the Company’s core product has evolved over the course of 2017 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia. The platform enhancements have taken the Company’s technology from a standalone DIY app builder to an enhanced platform built to enable mobile commerce.

In 2018, Weyland will focus on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts will expand on the success of recent product launches representative of the PaaS platform strategy and product offering with our strategic partners DPEX (Indonesia), BTG (Thailand), and Augicom/Orange (France). And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales will substantially benefit the Company in 2018 and beyond.

Growing the PaaS offering will also benefit from 2017s ancillary initiatives in eSports and online-to-offline commerce, which will be absorbed into the PaaS focus in 2018. The lessons from our eSports initiative will inform marketing of the PaaS platform and guide our efforts in attracting partners that service the young upcoming entrepreneurs in this and other exciting new drivers of SMB growth. Similarly, the lessons of the O2O trial in Hong Kong, have and will continue to benefit the development of the advanced logistical and transactional components that differentiate our platform from the stand alone DIY App builders that CreateApp has competed with historically.

The Company is also pleased to report that its 2017 e-wallet initiative, AtozPay, has surpassed expectations since its launch, achieving stronger than anticipated customer traction with limited marketing expense. With the AtozPay e-wallet, the Company created a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform and enables Weyland to drive higher monetization on those platforms by providing payments capabilities.

AtoZPay is designed to be a robust, universal payment platform therefore its growth is not limited to the Company’s PaaS customers alone.

In management’s view, the recent acquisition offer from DinPay did not fairly compensate the shareholders for the value being created with Atozpay. Therefore, instead of a sale of the Company, to maximize the independent growth of AtozPay and consequently shareholder value, management has begun the process to spin-off the e-wallet business via a special dividend.

This effort is intended to boost shareholder value by creating a ‘stand-alone’ vehicle for the fast growing global e-money/e-wallet industry. Private and public transactions in the e-money/e-wallet industry in South East Asia are growing more frequent with valuations that would represent substantial value creation for existing shareholders.

While additional details will be released over the coming months, it is the Company’s belief that the spin-off and a subsequent IPO of the e-wallet business can be completed by the end of fiscal 2018.

Large institutional firms approached to discuss financing the e-wallets growth consistently recommended the Company focus on revenue production of developed platforms. Our existing PaaS partners expressed a similar desire to focus on expanding those platforms with us. Management agrees that by focusing on the PaaS platform and the e-wallet business, the Company has the ability to grow at a more rapid pace as well as exploit the Company’s advantages in those markets together with our partners.

Finally, the Company continues to be interested in bringing blockchain technology to our PaaS platforms and e-wallet technologies where appropriate, however due to regulatory considerations that could hinder the growth of AtozPay the Company will not be moving forward with Tokes Platform at this time, and will instead focus on growing e-wallet transaction volume and gaining share of our e-wallet in our markets.

Plan of Operations

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in fourteen, predominantly Asian, languages—we have partners that work with us to develop the EU and North American markets.

The CreateApp platform enables SMB to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.

We believe that through apps created on our platform, SMBs can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

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

•

EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch) (https://createapp.pro/)

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

•

Thailand via a Cooperation Agreement with BGT Corporation Public Company Limited (http://www.bgtech.co.th/)

•

The Philippines via a Cooperation Agreement with MocaApp  (www.mocaapp.com)

•

France via a Cooperation Agreement with Orange Pro (https://pro.orange.fr/) (https://createapp.pro/)

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

Results of Operation

Service Revenue

Service Revenue was $4,179,706 and $2,837,246 for the three months ended March 31, 2018 and 2017, respectively.  The increase is due to the service income from our customers.

Cost of Service

Cost of Service was $512,024 and $1,040,048 for the three months ended March 31, 2018 and 2017, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Gross margin

Gross margin has increased to 87.7% from 63.3% as a result of the classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Operating Expenses

General and administrative:  General and administrative expenses were $996,674 and $251,133 and for the three months ended March 31, 2018 and 2017, respectively.  The increase was due to increased staff costs, travel, consultancy and professional costs from the increased level of business and our new digital wallet business.

Research and Development: Research and Development expense were $1,209,116 and $0 for the three months ended March 31, 2018 and 2017, respectively. The increase reflects spending on website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZ Pay payment facility into the CreateApp platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems.

Sales and Marketing: Sales and Marketing expenses were $1,880,868 for the three months ended March 31, 2018. The increase reflects expenditures on Market Development Funds, Commissions, Sales Performance Incentive Funds as well as non-reusable module development undertaken in efforts to win business all of which were previously classified as Cost of Sales.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2018 was $ 442,500. (2017: Nil)

Net Profit (Loss)

The Company had a net loss of ($506,959) for the three months ended March 31, 2018 as compared to net profit $1,458,082 for the three months ended March 31, 2017. The decrease in the net income is due to increase in legal and professional costs, travelling cost, consultancy fee,  staff costs for the business and stock based compensation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On March 31, 2018, we had working capital of $2,292,319.  The increase in working capital is due to deposits paid for our digital wallet business, prepayment made for the development for our platform and accruals.

Revenue Recognition

The Company’s CreateApp Platform operates as a Platform as a Service (“Paas”) allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2018, the Company received proceeds of $1,057,066 for the private placement of the company's common shares to professional investors at prices ranging from $2.00-$4.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
May 15, 2018	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer)