Form 10-Q
period 2018-06-30
WEYLAND TECH, INC.
filed 2018-08-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to_______to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

There were a total of  29,517,501  shares of the registrant’s common stock outstanding as of June 30, 2018.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Consolidated Balance Sheets
	June 30	December 31
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and Bank	767,091	1,056,399
Temporary Payment and prepayments	2,362,164	1,485,597
Amount due from Associate	542,000	-
Deposit and other receivables	1,687,139	1,773,334
Total current assets	5,358,394	4,315,330
Non-Current Assets
Software development cost	802,414	978,131
Trademark	3,750	4,000
Total Non-Current Assets	806,164	982,131
Total assets	6,164,558	5,297,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	18,000	18,000
Accrued expenses and other payable	225,498	257,508
Deposit received for share to be issued	3,524,466	1,771,028
Total current liabilities	3,767,964	2,046,536

Net Assets	2,396,594	3,250,925

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 29,517,501 shares as of June 30, 2018 and 23,460,628 shares as of December 31, 2017	2,952	2,346
Additional paid-in capital	40,921,144	40,221,873

Accumulated deficit	(38,527,502)	(36,973,294)
Total stockholders' funds	2,396,594	3,250,925

Total liabilities and stockholders' equity	$6,164,558	$ 5,297,461

WEYLAND TECH INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,658,980	3,638,776	8,838,686	6,476,022
Cost of Service	570,735	4,055,461	1,082,758	5,095,509
Gross (Loss) Profit	4,088,245	(416,685)	7,755,928	1,380,513

Other income	-	19,889	-	19,883

Operating Expenses
General and administrative	547,116	227,767	1,543,790	478,893
Research and development	2,403,854	-	3,612,971	-
Sales and marketing	2,096,541	-	3,977,409	-
Depreciation &amortization	87,983	87,983	175,966	175,967
Total Operating Expenses	5,135,494	315,750	9,310,136	654,860

(Loss) Profit from Operations	(1,047,249)	(712,546)	(1,554,208)	745,536

Provision for income taxes	-	-	-	-
Net (Loss) Income	$(1,047,249)	(712,546)	(1,554,208)	745,536

Net (Loss) Income per common share - basic and fully diluted:	(0.0359)	(0.0332)	(0.0623)	0.0353

Weighted average number of basic and fully diluted common shares outstanding	29,186,966	21,455,963	24,951,557	21,118,918

WEYLAND TECH INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operations:
(Loss) Profit from continuing operations	$(1,554,208)	$745,536
Adjustment to reconcile net (loss) profit to net cash used in operating activities:
Depreciation expense/amortization development costs	175,967	175,967
Changes in operating assets and liabilities:
Amount due from Associates	(542,000)	-
Deposit and other receivables	86,195	(4,920)
Prepayments	(876,567)	(1,856,998)
Accounts payable	-	101,863
Accruals and other payables	(32,010)	218,850
Stock subscription payables	1,753,438	855,862
Net cash (used) in operations	(989,185)	236,160

Investment activities:
Investment in Joint Venture	-	-
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Proceeds from stock issuance	699,877	-

Net cash provided by financing activities	(289,308)	236,160

Net (decrease) increase in cash	(289,308)	236,160

Balances per prior period balance sheet	1,056,399	1,003,924
Ending balances	$767,091	$ 1,240,084

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 23, 2018, The Company completed the incorporation of PT Weyland Indonesia Perkasa (“WIP”), a company incorporated in Indonesia. WIP is the corporate entity used for the eWallet business, AtoZPay.

Digital Wallet or eWallet a digital financial services business, a distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets. GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments, according to IDC. Online payments in GSEA is divided into four broad payment modes: e-wallets, such as our AtoZPay platform, credit cards, debit cards and online banking. Of these, the e-wallet mode is expected to grow the fastest over the next five years, according to IDC. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration, which creates a structural opportunity for e-wallets; the increasing integration of e-wallets with use cases such as online games and e-commerce; and the opportunity to offer broader digital financial services using e-wallets as a foundation.

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

ASSOCIATES

Associates are all entities over which the group has significant influence but not control or joint control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method of accounting, after initially being recognised at cost. The group’s investment in associates includes goodwill identified on acquisition. The group’s share of its associates’ post-acquisition profits or losses is recognised in profit or loss, and its share of post-acquisition other comprehensive income is recognised in other comprehensive income. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. Dividends receivable from associates are recognised as a reduction in the carrying amount of the investment. Where the group’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured long-term receivables, the group does not recognise further losses, unless it has incurred obligations or made payments on behalf of the associate. Unrealised gains on transactions between the group and its associates are eliminated to the extent of the group’s interest in the associates. Unrealised losses are also eliminated, unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of associates have been changed, where necessary, to ensure consistency with the policies adopted by the group.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of six months or less and are readily convertible to known amounts of cash.

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

NOTE 3 - INTANGIBLE ASSETS

As of June 30, 2018 and 2017, the company has the following amounts related to intangible assets:

	As of June 30,
	2018	2017
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	963,166	611,233
Net intangible assets	$806,164	$1,158,097

No significant residual value is estimated for these intangible assets. Amortization expense for six months ended June 30, 2018 and 2017 totaled $175,966 for both periods.

NOTE 4 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia with the name of PT Weyland Perkasa Indonesia (“WIP’), an Indonesian limited liability company of which the Company holds a 49% equity interest.  The results of operations of WIP from April 23, 2018 to June 30, 2018, was not material and have not been included.

The following amounts are outstanding at June 30, 2018:

Deposits paid for new AtoZ Payment platform of WIP	$ 1,668,138
Amount due from WIP	542,000
2,210,138

NOTE 5 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

	As of June 30,
	2018	2017
Accruals	$219,985	$289,070
Other payables	5,513	121,316
	$225,498	$410,386

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

As of June 30, 2018 and 2017, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the three months ended June 30, 2018, 2,722,495 shares with par value of $ 0.0001 per share were issued for consultancy services received including shares issued in exchange for the CreateApp Software Licensing Agreement announced on April 8, 2017 and 148,724 shares with par value of $0.0001 per share were issued to various stockholders.

NOTE 7 - INCOME TAXES

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

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the six months ended June 30, 2018 and years ended December 31, 2017 and 2016, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of June 30, 2018.

Legal proceedings

The Company is currently undergoing civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock.  Currently, the Company is pursuing alternative means of dispute resolution which if successful is expected to be able to resolve the aforementioned litigation proceedings by the third quarter of 2018.  Given that the matter is still in discussion and negotiation stages, no assurances can be given about the outcome of these proceedings.  In the meanwhile, the Company believes that there are unlikely to be any negative repercussions to the other shareholders.

Additionally, the Company has settled a suit against another shareholder in Singapore, in a confidential settlement that is favorable and non-dilutive to the Company.

NOTE 10 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report that would require recognition or disclosure in our consolidated financial statements for the six months ended June 30, 2018.

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

On May 17 and 31, and on June 27, the Company reported via Form 4, with the Securities and Exchange Commission, that certain insiders and management members, purchased shares in the open market.

On May 23, the Company announced that the AtozPay eWallet exited from its ‘closed beta’ testing and officially launched its business. Additionally, Price Waterhouse Coopers was engaged as advisor to the Company on the eWallet business and proposed spinoff to shareholders.

Business Outlook

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform built in 2017, and offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  Recent product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

As a result, the Company’s core product has evolved over the course of 2017 and 2018 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia. The platform enhancements have taken the Company’s technology from a standalone DIY app builder to an enhanced platform built to enable mobile commerce.

In 2018, Weyland will focus on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts will expand on the success of recent product launches representative of the PaaS platform strategy and product offering with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France). And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales will substantially benefit the Company in 2018 and beyond.

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

AtozPay officially exited the closed beta environment on May 23, 2018 and officially launched for business.

AtozPay is designed to be a robust, universal payment platform therefore its growth is not limited to the Company’s PaaS customers alone.

In order to maximize the independent growth of AtoZPay and consequently shareholder value, management has begun the process to spin-off the e-wallet business via a special dividend.

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

Results of Operation

Service Revenue

Service Revenue was $8,838,686 and $6,476,022 for the six months ended June 30, 2018 and 2017, respectively.  The increase is due to the service income from our customers.

Cost of Service

Cost of Service was $1,082,758 and $5,095,509 for the six months ended June 30, 2018 and 2017, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Gross margin

Gross margin has increased to 87.7% from 21.3% as a result of the classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Operating Expenses

General and administrative:  General and administrative expenses were $1,543,790 and $478,893 and for the six months ended June 30, 2018 and 2017, respectively.  The increase was due to increased staff costs, travel, consultancy and professional costs from the increased level of business and our new digital wallet business.

Research and Development: Research and Development expense were $3,612,971 and $0 for the six months ended June 30, 2018 and 2017, respectively. The increase reflects spending on website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZ Pay payment facility into the CreateApp platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems.

Sales and Marketing: Sales and Marketing expenses were $3,977,409 and $0 for the six months ended June 30, 2018 and 2017, respectively. The increase reflects expenditures on Market Development Funds, Commissions, Sales Performance Incentive Funds as well as non-reusable module development undertaken in efforts to win business all of which were previously classified as Cost of Sales.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2018 was $ 699,877. (2017: Nil)

Net (Loss) profit

The Company reports a net loss of ($1,554,208) for the six months ended June 30, 2018 as compared to net profit $745,536 for the six months ended June 30, 2017. The decrease in the net income is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, staff costs for the business and stock-based compensation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On June 30, 2018, we had working capital of $1,590,430.  The decrease in working capital compared to December 31, 2017 is due to advances to our associated company, for our AtoZ Pay digital wallet business and prepayment made for the development for our platform against deposits for shares to be issued.

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

The Company is currently undergoing civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock.  Currently, the Company is pursuing alternative means of dispute resolution which if successful is expected to be able to resolve the aforementioned litigation proceedings by the third quarter of 2018.  Given that the matter is still in discussion and negotiation stages, no assurances can be given about the outcome of these proceedings.  In the meanwhile, the Company believes that there are unlikely to be any negative repercussions to the other shareholders.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended June 30, 2018, the Company received proceeds of $1,753,438 for the private placement of the company's common shares to professional investors at prices ranging from $2.00-$4.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
August 14, 2018	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive and Financial Officer)