Form 10-Q/A
period 2018-06-30
WEYLAND TECH, INC.
filed 2018-08-30
CIK 1335112

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 14, 2018, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Weyland Tech Inc.
August 30, 2018	/s/ Brent Y Suen Brent Y Suen President, Chief Executive Officer (Principal Executive and Financial Officer)

4