Form 10-K/A
period 2016-12-31
WEYLAND TECH, INC.
filed 2018-09-12
CIK 1335112

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The sole purpose of this Amendment No. 1 to Weyland Tech, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017, in the form of a Form 10-K/A (Amendment No. 1) is to furnish revised and additional disclosure to Item 9A(T).  No other changes have been made to the Form 10-K.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the additional disclosures made in the original Form 10-K.

PART II

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting is effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of September 2018.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	September 12, 2018