Form 10-Q
period 2018-09-30
WEYLAND TECH, INC.
filed 2018-11-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

[  ] Yes   [X] No

There were a total of 36,816,109 shares of the registrant’s common stock outstanding as of September 30, 2018.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Consolidated Balance Sheets
	September 30	December 31
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and Bank	$ 939,908	$ 1,056,399
Temporary Payment and prepayments	1,582,262	1,485,597
Amount due from Associate	2,409,638	-
Deposit and other receivables	19,001	1,773,334
Total current assets	4,950,809	4,315,330
Non-Current Assets
Software development cost	735,389	978,131
Trademark	3,625	4,000
Total Non-Current Assets	739,014	982,131
Total assets	5,689,823	5,297,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	18,000	18,000
Accrued expenses and other payable	291,428	257,508
Deposit received for share to be issued	-	1,771,028
Total current liabilities	309,428	2,046,536

Net Assets	5,380,395	3,250,925

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 36,816,109 shares as of September 30, 2018 and 23,460,628 shares as of December 31, 2017	3,682	2,346
Additional paid-in capital	45,901,951	40,221,873

Accumulated deficit	(40,525,238)	(36,973,294)
Total stockholders' funds	5,380,395	3,250,925

Total liabilities and stockholders' equity	$ 5,689,823	$ 5,297,461

WEYLAND TECH INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$ 8,436,412	$ 3,826,718	$ 17,275,098	$ 10,302,740
Cost of Service	1,033,470	3,291,891	2,116,229	8,387,399
Gross (Loss) Profit	7,402,942	534,827	15,158,869	1,915,341

Other income	-	3,741	-	23,625

Operating Expenses
General and administrative	1,026,039	552,824	2,569,828	1,031,719
Research and development	4,511,103	-	8,124,074	-
Sales and marketing	3,796,385	-	7,773,794	-
Depreciation &amortization	67,150	87,983	243,116	263,950
Total Operating Expenses	9,400,677	640,807	18,710,812	1,295,669

(Loss) Profit from Operations	(1,997,735)	(102,239)	(3,551,943)	643,297

Provision for income taxes	-	-	-	-
Net (Loss) Income	$ (1,997,735)	$ (102,239)	$ (3,551,943)	$ 643,297

Net (Loss) Income per common share - basic and fully diluted:	(0.0542)	(0.0044)	(0.1336)	0.0298

Weighted average number of basic and fully diluted common shares outstanding	36,829,834	23,216,421	26,577,942	21,599,824

WEYLAND TECH INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operations:
(Loss) Profit from continuing operations	$(3,551,943)	$643,297
Adjustment to reconcile net (loss) profit to net cash used in operating activities:
Depreciation expense/amortization development costs	243,116	263,950
Changes in operating assets and liabilities:
Amount due from Associates	(2,409,638)	-
Deposit and other receivables	1,754,333	(1,199,253)
Prepayments	(96,665)	(1,856,997)
Accounts payable	-	90,067
Accruals and other payables	33,920	217,719
Stock subscription payables	(1,771,028)	1,597,656
Net cash (used) in operations	(5,797,905)	(243,561)

Financing activities:
Proceeds from stock issuance	5,681,414	-

Net cash (used) by financing activities	(116,491)	(243,561)

Net (decrease) in cash	(116,491)	(243,562)

Balances per prior period balance sheet	1,056,399	1,003,924
Ending balances	$939,908	$ 760,363

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech is a global provider of mobile business applications. Its CreateApp platform offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This DIY mobile application platform, offered in 14 languages with over 35 integrated modules, enables small and medium sized businesses (“SMB’s”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMB’s to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of its AtozPay mobile payments platform. The mobile wallet launched in Indonesia, the worlds 4th most populous country, Indonesia, and is experiencing rapid transaction growth on the platform.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of nine months or less and are readily convertible to known amounts of cash.

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

REVENUE RECOGNITION

The Company’s CreateApp Platform operates as a Platform as a Service (“PaaS”) by providing the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

NOTE 3 - INTANGIBLE ASSETS

As of September 30, 2018 and 2017, the company has the following amounts related to intangible assets:

	As of September 30,
	2018	2017
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	1,030,316	699,216
Net intangible assets	$739,014	$1,070,114

No significant residual value is estimated for these intangible assets. Amortization expense for nine months ended September 30, 2018 and 2017 totaled $243,116 and $263,950 respectively.

NOTE 4 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia ,PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company holds a 49% equity interest with the option to purchase an additional 31% equity interest at a later date.  The results of operations of WIP from April 23, 2018 to September 30, 2018, were not material and have not been included.

The following amounts are outstanding at September 30, 2018:

Deposits paid for new AtoZ Payment platform of WIP	$1,702,638
Amount due from WIP	707,000
2,409,638

NOTE 5 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consisted of the following:

	As of September 30,
	2018	2017
Accruals	$285,915	$379,742
Other payables	5,513	29,513
	$291,428	$409,255

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

As of September 30, 2018 and 2017, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the three months ended September 30, 2018, 5,373,333 shares with par value of $ 0.0001 per share were issued in connection with consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants, shares with par value of $0.0001 per share.

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

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2018 and years ended December 31, 2017 and 2016, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of September 30, 2018.

Legal proceedings

The Company is currently a party to civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock. The Company believes that there are unlikely to be any negative repercussions to the other shareholders.

In October 2018, the Company’s transfer agent, Nevada Agency and Transfer Company (“NATCO”) filed an interpleader action and turned over the share certificate of 3.5 million shares that is subject to the legal matter in Singapore, to the U.S. Federal Court in Reno, Nevada.

NOTE 9 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report that would require recognition or disclosure in our consolidated financial statements for the nine months ended September 30, 2018.

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

Overview

Weyland Tech’s CreateApp platform, offered as a Platform as a Service (“PaaS”), enables small-medium-sized businesses ("SMB") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.  The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of the AtoZ Pay mobile payments platform. The mobile wallet launched in Indonesia, the world’s 4th most populous country, Indonesia, and is experiencing rapid transaction growth on the platform.

Our corporate headquarters are located at 85 Broad Street, 16-079 New York, NY 10004.  Although we maintain a website at www.weyland-tech.com, we do not intend the information available on our website be incorporated into this filing.

On Aug. 16, 2018 the Company’s board of directors approved a pro-rata distribution to the Company’s shareholders of 90% of the outstanding shares of the Company’s subsidiary, Weyland AtoZPay, Inc. (“WAI”), through which the Company holds its ownership interest in its eWallet business (the “Spin-Off”).

The Company’s shareholders of record as of the close of trading on October 12, 2018, the record date for the Spin-Off, will receive one share of common stock of WAI for every five shares of the Company’s common stock held as of the record date.

On August 20, 2018 The Company announced a strategic partnership between its eWallet business and PT. Finnet Indonesia (“Finnet”). Finnet http://www.finnet-indonesia.com/home/en, founded in 2005, is 60% owned by PT. Telekomunikasi Indonesia, the largest provider of telecom services in Indonesia, is currently the largest ‘fixed-line’ provider with over 10 million households and businesses as its clients.

The Company’s eWallet business, AtoZPay, and Finnet have entered into a strategic partnership with the following highlights:

Mobile phone ‘top-up’ at Alfamart, the largest convenience store chain in Indonesia, with 13,477 locations.

Finnet, via a partnership with 81 banks, has a network of 80,000 ATM machines within Indonesia, where AtoZPay users will be able to make bill payments on household and business utilities.

On September 6, 2018 the Company announced that its eWallet business, AtoZPay, has entered into additional agreements with the following companies in Indonesia enabling users of AtoZPay to pay for goods and services from said companies.

The partnerships include:

• Telkomsel – Indonesia’s largest telecom service provider https://www.telkomsel.com/en

• BRI Bank – one of the oldest banks in Indonesia, with US$62 billion in assets https://bri.co.id/en/home

• Bank Mandiri – one of the largest banks in Indonesia with over US$81 billion in assets https://www.bankmandiri.co.id/en/home

• Grab Taxi – the number one ride sharing and delivery service in Southeast Asia funded by HSBC, Toyota Motor Company, Paul Allen (Co-founder of Microsoft), Oppenheimer, Softbank and multiple other ‘tier-one’ investors. Grab is currently valued at US$9 billion https://www.grab.com/mm/en/

• Go-Jek – Indonesia’s largest motorcycle and scooter based taxi service, funded by Google, Tencent, Temasek, Sequoia Capital, KKR and and multiple other ‘tier-one’ investors. Go-Jek is currently valued at US$5 billion https://www.go-jek.com/

Business Outlook

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform built in 2017 and offered on a Platform-as-a-Service (“PaaS”) basis, as well as the company’s AtoZPay e-wallet initiative.  Recent product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

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

In 2018, Weyland is focusing on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts will expand on the success of recent product launches representative of the PaaS platform strategy and product offering with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France). And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales will substantially benefit the Company in 2018 and beyond.

The Company is also pleased to report that its 2017 e-wallet initiative, AtozPay, is tracking to expectations since its launch, achieving strong customer traction with limited marketing expense. With the AtozPay e-wallet, the Company created a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform and enables Weyland to drive higher monetization on those platforms by providing payments capabilities.

AtozPay exited the closed beta environment on May 23, 2018 and officially launched for business.

AtozPay is designed to be a robust, universal payment platform expanding its growth potential beyond the Company’s PaaS customers alone.

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

It is the Company’s belief that either a trade sale or an IPO of the e-wallet business can be completed by the end of 2019.

Plan of Operations

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in fourteen, predominantly Asian languages—we have partners that work with us to develop the EU and North American markets.

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

The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform.  For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

Version 3 of PaaS Enhancements

In Q3, 2018, the Company completed Version 3 of its PaaS platform with 42 major enhancements including E-Stores, UI/UX enhancements, Mobile Commerce enhancements and considerably easier to use promotional and marketing enhancements with comprehensive analytics to provide effectiveness metrics of promotional and marketing campaigns among many other features and modules.

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

Results of Operation

Service Revenue

Service Revenue was $17,275,098 and $10,302,740 for the nine months ended September 30, 2018 and 2017, respectively.  The increase is due to an aggressive promotional campaign with our white label partners combines platform enhancements released in Version 3 of the PaaS platform with an increased pricing plan. The majority of the functionality enhancements were driven by customer input and, with those, the new version’s functionality is experiencing greater customer traction even with a higher price point.

Cost of Service

Cost of Service was $2,116,229 and $8,387,399 for the nine months ended September 30, 2018 and 2017, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Gross margin

Gross margin has increased to 87.7% from 18.6% as a result of the classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service.

Operating Expenses

General and administrative:  General and administrative expenses were $2,569,828 and $1,031,719 and for the nine months ended September 30, 2018 and 2017, respectively.  The increase was due to increased staff costs, travel, consultancy and professional costs from the increased level of business and our new digital wallet business AtoZ Pay.

Research and Development: Research and Development expense were $8,124,074 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The increase reflects spending on website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZ Pay payment facility into the CreateApp platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems.

Sales and Marketing: Sales and Marketing expenses were $7,773,794 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The increase reflects expenditures on Market Development Funds, Commissions, Sales Performance Incentive Funds as well as non-reusable module development undertaken in efforts to win business all of which were previously classified as Cost of Sales.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2018 was $1,237,210 (2017: Nil)

Net (Loss) profit

The Company reports a net loss of ($3,551,943) for the nine months ended September 30, 2018 as compared to net profit $643,297 for the nine months ended September 30, 2017. The decrease in the net income is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, stock-based compensation and staff costs for the our CreateApp business and our digital wallet business. .

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2018, we had working capital of $4,641,381.  The increase in working capital compared to December 31, 2017 is due to advances to our associated company, for our AtoZ Pay digital wallet business and prepayment made for the development for our platform partially offset by a decrease in the deposits received for shares to be issued.

Revenue Recognition

The Company’s CreateApp Platform operates as a Platform as a Service (“PaaS”) allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

With the appointment on July 15, 2015 of Lionel Choong, our present acting Chief Financial Officer, procedures over the timely reporting of financial quarterly results for the September 2015 quarter were introduced and are being used for the annual reporting of the Company’s annual 10-K.  With the current procedures in place, we have increased our ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  We have enhanced our current procedures and they comply fully with the disclosure controls in fiscal year 2018.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our prior Chief Executive Officer and prior Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

Management believes that the material weakness set forth in item (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  As a result, we have enhanced our current procedures during 2017 and believe that our internal control over financial reporting will be effective in fiscal year 2018.

As a smaller reporting company, the Company is not required to include in this Quarterly Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company is currently a party to civil litigation in Singapore where a dispute has arisen between a shareholder and the Company in relation to the ownership of approximately 3,500,000 shares of the Company’s common stock.  The Company believes that there are unlikely to be any negative repercussions to the other shareholders.

In October 2018, the Company’s transfer agent, Nevada Agency and Transfer Company (“NATCO”) filed an interpleader action and turned over the share certificate of 3.5 million shares that is subject to the legal matter in Singapore, to the U.S. Federal Court in Reno, Nevada.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2018, the Company received proceeds of $2,673,174 for the private placement of the company's common shares to professional investors at prices ranging from $1.00-$4.00 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

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

Weyland Tech Inc.
November 14, 2018	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive and Financial Officer)