Form 10-K/A
period 2016-12-31
WEYLAND TECH, INC.
filed 2018-11-20
CIK 1335112

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The sole purpose of this Amendment No. 2 to Weyland Tech, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017, in the form of a Form 10-K/A (Amendment No. 2) is to furnish revised and additional disclosure to Item 9A(T).  No other changes have been made to the Form 10-K.  This Amendment No. 2 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the additional disclosures made in the original Form 10-K.

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

With the appointment on July 15, 2015 of Lionel Choong, our present acting Chief Financial Officer, procedures over the timely reporting of financial quarterly results for the September 2015 quarter were introduced and are being used for the annual reporting of the Company’s annual 10-K.  With the current procedures in place, we have increased our ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  We have enhanced our current procedures and they will comply fully with the disclosure controls in fiscal year 2017, however, our disclosure controls and procedures were not yet effective in fiscal 2016.

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

Management believes that the material weakness set forth in item (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  As a result, we have enhanced our current procedures during 2017 and believe that our internal control over financial reporting will be effective in fiscal year 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November 2018.

Weyland Tech, Inc. (Registrant)

By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer (Principal Executive and Financial Officer)	November 20, 2018