Form 10-Q/A
period 2018-06-30
WEYLAND TECH, INC.
filed 2018-11-20
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the half year period ended June 30, 2018

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

(Do not check if a smaller reporting company)       Emerging Growth Company  [ ]

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

Explanatory Note

The sole purpose of this Amendment No. 2 to Weyland Tech, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2018, as filed with the Securities and Exchange Commission on August 14, 2018, in the form of a Form 10-Q/A (Amendment No. 2) is to furnish revised and additional disclosure to Item 9A(T).  No other material changes have been made to the Form 10-Q.  This Amendment No. 2 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the additional disclosures made in the original Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEYLAND TECH INC.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Account Receivables	$ -	$ -
Cash and Bank	767,091	1,056,399
Temporary Payment and prepayments	2,362,164	1,485,597
Amount due from Associate	542,000	-
Deposit and other receivables	1,687,139	1,773,334
Total current assets	5,358,394	4,315,330
Non-Current Assets
Software development cost	802,414	978,131
Trademark	3,750	4,000
Total Non-Current Assets	806,164	982,131
Total assets	6,164,558	5,297,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payables	18,000	18,000
Accrued expenses and other payable	225,498	257,508
Deposit received for share to be issued	3,524,466	1,771,028
Total current liabilities	3,767,964	2,046,536

Net Assets	2,396,594	3,250,925

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value,
250,000,000 shares authorized,
Issued and outstanding 29,517,501 shares as of June 30, 2018 and 23,460,628 shares as of December 31, 2017	2,952	2,346
Additional paid-in capital	40,921,144	40,221,873
Subscriptions received	-	-
Accumulated deficit	(38,527,502)	(36,973,294)
Total stockholders' funds	2,396,594	3,250,925

Total liabilities and stockholders' equity	$6,164,558	$ 5,297,461

WEYLAND TECH INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,658,980	$3,638,776	$8,838,686	$6,476,022
Cost of Service	570,735	4,055,461	1,082,758	5,095,509
Gross (Loss) Profit	4,088,245	(416,685)	7,755,928	1,380,513

Other income	-	19,889	-	19,883

Operating Expenses
General and administrative	547,116	227,767	1,543,790	478,893
Research and development	2,403,854	-	3,612,971	-
Sales and marketing	2,096,541	-	3,977,409	-
Depreciation &amortization	87,983	87,983	175,966	175,967
Total Operating Expenses	5,135,494	315,750	9,310,136	654,860

(Loss) Profit from Operations	(1,047,249)	(712,546)	(1,554,208)	745,536

Provision for income taxes	-	-	-	-
Net (Loss) Income	$(1,047,249)	$(712,546)	$(1,554,208)	$745,536

Net Income (Loss) per common share - basic and fully diluted:	(0.0359)	(0.0332)	(0.0623)	0.0353

Weighted average number of basic and fully diluted common shares outstanding	29,186,966	21,455,963	24,951,557	21,118,918

WEYLAND TECH INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operations:
(Loss) Profit from continuing operations	$(1,554,208)	$745,536
Adjustment to reconcile net (loss) profit to net cash used in operating activities:
Depreciation expense/amortization development costs	175,967	175,967
Changes in operating assets and liabilities:
Amount due from Associates	(542,000)	-
Deposit and other receivables	86,195	(4,920)
Prepayment	(876,567)	(1,856,998)
Account payable	-	101,863
Accruals and other payables	(32,010)	218,850
Stock subscription payables	1,753,438	855,862
Net cash (used) in operations	(989,185)	236,160

Investment activities:
Investment in Joint Venture	-	-
Net cash provided by / (used in) investment activities	-	-

Financing activities:
Proceeds from stock issuance	699,877	-

Net cash provided by financing activities	(289,308)	236,160

Net (decrease) increase in cash	(289,308)	236,160

Balances per prior period balance sheet	1,056,399	1,003,924
Ending balances	$767,091	$ 1,240,084

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

1,668,138

Amount due from WIP

  542,000

________

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

With the appointment on July 15, 2015 of Lionel Choong, our present acting Chief Financial Officer, procedures over the timely reporting of financial quarterly results for the September 2015 quarter were introduced and are being used for the annual reporting of the Company’s annual 10-K and interim 10-Q’s.  With the current procedures in place, we have increased our ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  We have enhanced our current procedures and they comply fully with the disclosure controls in fiscal year 2018.

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

Weyland Tech Inc.
November 20, 2018	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive and Financial Officer)