Form 10-K
period 2018-12-31
WEYLAND TECH, INC.
filed 2019-04-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2018

or

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

Emerging Growth Company  [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 19,481,155 shares) computed by reference to the price at which the common equity was last sold ($1.76) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $34,286,832. As of April 10, 2019, the registrant had 39,648,464 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

-

Our ability to raise capital, which in turn is related to the performance of our stock price and liquidity;

-

dependence on key personnel;

-

competitive factors;

-

continued growth of mobile app markets;

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to:

-

“Weyland Tech,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Weyland Tech Inc. and all its subsidiaries that may exist from time to time;

-

“SEC” are to the United States Securities and Exchange Commission;

-

“Securities Act” are to the Securities Act of 1933, as amended;

-

“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

• -

“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

PART I

Item 1. Business

Overview

Weyland Tech’s core platform, offered as a Platform as a Service (“PaaS”) also referred to under the brand name “CreateApp”, enables small-medium-sized businesses ("SMB") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.  The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

We believe that SMBs can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform built in 2017 and, offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  Recent product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

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

In 2018, Weyland focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France). And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales substantially benefited the Company in 2018 and beyond.

The Company is also pleased to report that its late 2017 e-wallet initiative, AtozPay, has surpassed expectations since its launch, achieving stronger than anticipated customer traction with limited marketing expense. With the AtozPay e-wallet, the Company created a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform and enables Weyland to drive higher monetization on those platforms by providing payments capabilities.

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

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date.  Based on the results of operations of WIP from April 23, 2018 to December 31, 2018, the investment in WIP had been fully impaired and written off.

The Company holds 49% equity interest and a 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at December 31, 2018.

In order to maximize the independent growth of AtoZPay and consequently shareholder value, management began the process to spin-off the e-wallet business via a special dividend, and on September 24, 2018, the Company announced that it has made available, to its transfer agent, DTCC and DTC Participants with positions in WEYL, instructions for receiving the spin-off shares of its Weyland AtoZ Pay subsidiary (“WAI”).

Our Strategy

Although Weyland Tech's CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in fourteen, predominantly Asian, languages—we have partners that work with us to develop other markets.

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

-Singapore: www.createappsingapore.com

-India (Jaipur): www.aapkiapp.in

Weyland Tech currently offers a DIY App builder through a 'white label' platform, also under a PaaS model, with the apps developed generating revenue in the following markets, primarily via cooperation agreements that were structured in late 2015, 2016 and 2017:

- EU, via a Strategic Cooperation with Augicom S.A. (www.augicom.ch)

- Malaysia, via a Cooperation Agreement with Silver Ridge Tangerine Sdn Bhd (www.silverridge.com.my)

- Hong Kong and South China via a Cooperation Agreement with Info Zone Development Ltd.

- Indonesia, via a Cooperation Agreement with DPEX Worldwide

- Thailand via a Cooperation Agreement with BGT Corporation Public Company Limited

- The Philippines via a Cooperation Agreement with MocaApp

- France via a Cooperation Agreement with Orange Pro

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

Over the past two years, the Company has evolved our Platform as a service model with three distinct market paths to drive recurring revenue business model:

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

C) Digital Wallet or e-Wallet: a digital financial services business, a distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States, is the substantially lower percentage of the population in GSEA with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets. GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments, according to IDC. Online payments in GSEA is divided into four broad payment modes: e-wallets, such as our AtoZPay platform, credit cards, debit cards and online banking. Of these, the e-wallet mode is expected to grow the fastest over the next five years, according to IDC. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration, which creates a structural opportunity for e-wallets; the increasing integration of e-wallets with use cases such as online games and e-commerce; and the opportunity to offer broader digital financial services using e-wallets as a foundation.

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

Recent Developments

On January 9, 2018 the Company provided an update on the status of its initiative with China’s DDBill Payment Co., Ltd; the operators of China’s fourth largest payments gateway Dinpay (www.dinpay.com, English: us.dinpay.com); following up on the companies’ previously announced memorandum of understanding (“MOU”).

On February 15, 2018 announced that Mr. Jon Najarian has joined the Company’s Board of Directors.

On March 14, 2018 the Company confirmed that it has received a non-binding acquisition proposal from its recently announced strategic partner, China’s DDBill Payment Co., Ltd (“DDBill”) which operates China’s fourth largest payments gateway Dinpay (www.dinpay.com, English: us.dinpay.com) and Dinpay Technology Group Ltd. (“DTG”). Given the highly complex structure proposed to the Company along with multiple country regulatory hurdles, the Company’s management declined the proposal.

On March 28, 2018 the Company announced the launch of the ENable mobile commerce and logistics platform with its Strategic Partner, DPEX Worldwide (“DPEX”). The result of the strategic partnership announced in December 2016, the official launch of ENable is the culmination of over a year of integration of Weyland’s CreateApp technologies with DPEX’s logistics and shipping platform.

On May 23, 2018 the Company, announced that AtozPay exited beta stage.

On July 11, 2018 the Company announced that its board of directors has approved a pro-rata distribution to the Company’s shareholders of 90% of the outstanding shares of the Company’s subsidiary, Weyland AtoZ Pay Inc.” (“WAI”), through which the Company holds its ownership interest in its eWallet business (the “Spin-Off”). The Company’s shareholders of record as of the close of trading on September 28, 2018, the record date for the Spin-Off, will receive one share of common stock of WAI for every five shares of the Company’s common stock held as of the record date. Fractional shares of WAI common stock will not be issued in the distribution.  The Spin-Off is expected to be effective as of the end of the day on October 5, 2018, the distribution date for the Spin-Off, with 90% of the shares of WAI distributed to the Company’s shareholders of record.

On Aug. 20, 2018 the Company, announced a strategic partnership between its eWallet business and PT. Finnet Indonesia (“Finnet”). Finnet http://www.finnet-indonesia.com/home/en, founded in 2005, is 60% owned by PT. Telekomunikasi Indonesia, the largest provider of telecom services in Indonesia, is currently the largest ‘fixed-line’ provider with over 10 million households and businesses as their clients.

On September 06, 2018 the Company announced that its eWallet business, AtoZPay, has entered into multiple additional agreements with the following companies in Indonesia, to enable users of AtoZPay to pay for goods and services from said companies.

The partnerships include:

• Telkomsel – Indonesia’s largest telecom service provider.

• BRI Bank – one of the oldest banks in Indonesia, with US$62 billion in assets.

• Bank Mandiri – one of the largest banks in Indonesia with over US$81 billion in assets.

• Grab Taxi – the number one ride sharing and delivery service in Southeast Asia funded by HSBC, Toyota Motor Company, Paul Allen (Co-founder of Microsoft), Oppenheimer, Softbank and multiple other ‘tier-one’ investors.

• Go-Jek – Indonesia’s largest motorcycle and scooter based taxi service, funded by Google, Tencent, Temasek, Sequoia Capital, KKR and multiple other ‘tier-one’ investors.

On September 19, 2018, we entered into formal distribution agreement (the “Agreement”) with our Weyland AtoZ Pay subsidiary (“WAI”), to transfer the Company’s 49% equity ownership interest in PT Weyland Indonesia Perkasa, a limited liability company organized under the laws of the Republic of Indonesia (“WIP”) to WAI.  WIP’s primary business operations includes a digital financial transactions app serving the rapidly growing Indonesia e-commerce and e-payment markets (“eWallet”).  The transfer is being made in order to effect the previously announced distribution to Weyland Tech stockholders of a pro-rata share of the Company’s ownership in its eWallet business.   On Nov. 30, 2018 the Company announced that the distribution of its holdings in Weyland AtoZPay Indonesia (“WAI”) will be completed with a distribution of WAI shares on December 11th 2018.

The Company’s shareholders of record as of the close of trading on October 12, 2018 will receive a pro-rata distribution of one (1) share of common stock of WAI for each five (5) shares of the Company’s common stock held as of the record date. Fractional shares of WAI common stock will not be issued in the distribution, as fractional shares will be rounded up to the immediate next whole share.  The spin-off is expected to be effective as of the end of the day on December 11th, 2018, the new distribution date for the spin-off.

-

The spin-off of (“WAI”) holds a 49% equity ownership interest in PT Weyland Indonesia Perkasa, a limited liability company organized under the laws of the Republic of Indonesia (“WIP”).

•-

WIP’s primary business operations include a digital financial transactions app serving the rapidly growing Indonesia e-commerce and e-payment markets (“eWallet”).

-

Post distribution Weyland will retain an option for 31% of AtoZPay which can be acquired by the Company at its discretion for a nominal exercise price.

-

As AtoZPay was at no time consolidated into Company financial statements the spin-off will have no effect on the Company's core business financials.

WAI will be free to enter the capital markets to unlock value for its shareholders. While Weyland continues to support AtoZPay generating additional value for Weyland shareholders based on its 31% option to purchase AtoZPay.

On December 14, 2018 the Company announced that after reviewing the beneficial owner lists submitted by banks/brokers in connection with its Weyland AtoZ Pay Inc. (“WAI”) spin-off, the Company has decided to distribute the WAI spin-off shares via book-entry statement from its transfer agent, in lieu of stock certificate form as was originally intended. From a shareholder perspective, book-entry account statements from the transfer agent are the functional equivalent of stock certificates. The Company believes that switching to a book-entry statement delivery method will expedite the delivery of the WAI spin-off shares to beneficial owners and bank/brokers, and also streamline the process for banks/brokers in connection with their handling of objecting beneficial owner (“OBO”) and retirement account spin-off shares, which they will receive directly.

On October 10, 2018 the Company announced a $2 million investment from TRITON FUNDS LP, the La Jolla, CA-based investment fund, allegedly, managed by students from the University of California, San Diego and California State University, Northridge. This agreement was subsequently terminated on November 7, 2019.

On November 7, 2018, the Company entered into a Common Stock Purchase Agreement with RedDiamond Partners LLC  (the “Equity Agreement), with respect to an equity line of credit for up to Five Million Dollars.   The Equity Agreement allows the Company to sell shares to RedDiamond by providing them with notice (a “Purchase Notice”) of the Company’s request to sell such shares which shall not exceed 20% of the aggregate trading volume of the Common Stock during the 5 trading days preceding the date of the Purchase Notice (the “Maximum Weekly Amount”) and further subject to other limitations.  The purchase price at an assumed purchase price under the Equity Agreement of the the lower of (i) 85% of the of the lowest of the VWAP for each of the five (5) trading days preceding and including the Clearing Date with respect to the subject Purchase Notice, or (ii) 90% of the average of the two (2) lowest VWAPS for the five (5) days after the Clearing Date.

RedDiamond has agreed to a no-shorting clause in the Equity Agreement, which generally prohibits RedDiamond from engaging in any short sales of our Common Stock during the term of the Equity Agreement. Nevertheless, we do anticipate that RedDiamond will sell the shares it acquires with respect to each Purchase Notice during the period of time occurring shortly after the delivery of such shares.  If the Company terminates the Purchase Agreement, other than in the event of a material breach by RedDiamond, prior to the purchase of at least $3,000,000 of the Commitment Amount, then the Company must pay to RedDiamond as liquidated damages and compensation for the costs of being prepared to make funds available and make purchases hereunder, an amount equal to twelve and one-half percent (12.5%) of the remaining amount of the Commitment Amount not purchased.

The Equity Agreement was entered into in conjunction with a Registration Rights Agreement with a mandatory registration statement filing requirement.  The Company has filed an initial Registration Statement on Form S-1.

On November 19, 2018 the Company announced a strategic partnership with Southeast Asia’s largest B2B portal for the construction industry, Keepital, a part of the KEEP family of business marketing services. Keepital is a leading B2B portal in Southeast Asia for the construction industry with over 500,000 members. Utilizing Weyland’s PaaS platform on a ‘white label’ basis, Keepital will offer its members the ability to source, procure, buy and sell construction equipment, materials, products and services directly from their mobile phones.

On November 11, 2018 the Company announced it signed binding Memorandum of Understanding (“MOU”) with PT Rex Indonesia ("Rex")  Rex focuses its services as a document and package shipping company through air, sea and land transportation with domestic and international destinations. Rex ships approximately 10,000 packages per day for thousands of Small-Medium sized Businesses (“SMBs”).  Under the terms of the MOU, Weyland and Rex will leverage the Rex SMB customer base and Weyland Tech's 13,000-partnership network across 23 cities in Indonesia. The combined platform will implement a non-cash based payment system through the AtoZpay eWallet, integrate Weyland's PaaS platform functionality for eCommerce and mCommerce thereby providing a

‘last-mile’ and payment solution for companies looking to expand their sales thru eCommerce/mCommerce and have goods and services paid for and delivered.

Competition

Our business is rapidly evolving and highly competitive.  Our current and potential competitors include Online Gaming companies, eCommerce and eWallet platforms.

Each of the above listed industries in GSEA is highly fragmented. We face competition in each of our lines of business in each market where we operate. Some of our competitors, particularly those based outside of GSEA, may have greater access to capital markets, more financial and other resources, and a longer operating history than we do.

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

Intellectual Property

The Company has, under a software purchase agreement (“SPA”), the eWallet platform currently operating under the brand name AtozPay in Indonesia, and the global rights to market and operate in other countries, worldwide.

Employees

The Company currently has seventeen full-time contracted personnel in Singapore, Myanmar, Hong Kong and the United States.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Available Information

Our website address is www.weylandtech.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

Item 1A. Risk Factors

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

If our systems fail to perform for any reason, we could experience disruptions in operations, slower response times or decreased customer satisfaction. Our ability to host mobile apps successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our hosting company's computer and communications hardware and software systems. Although unlikely, our hosting company's systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Our cost structure is partially fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is partially fixed and, if our revenues decrease these fixed costs will not be reduced.. We base our cost structure on historical and expected levels of demand for our services, as well as our fixed operating infrastructure, such as computer hardware and software, and staffing levels. If demand for our services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

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

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  Additionally, some broker dealers do not accept low priced securities for deposit, which in turn limits a shareholders’ liquidity and our ability to raise capital.

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

We may be required to raise additional financing by issuing common stock or new debt or preferred or other equity securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

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

Item 1B.  Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2. Properties

The Company’s current executive offices are located at, 85 Broad Street, 16-079, New York, NY 10004. The Company’s lease is currently $820 per month. Our premises are suitable for our current operations.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)

Market Information

The Company’s Common Stock currently trades on the OTCQX Marketplace under the symbol “WEYL”.

The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock as reported by the relevant OTC quotation service. These bid prices represent prices quoted by broker-dealers on the relevant OTC quotation service. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High ($)	Low ($)
December 31, 2018	2.98	0.53
September 30, 2018	3.05	1.11
June 30, 2018	4.58	0.96
March 31, 2018	7.08	3.53
December 31, 2017	5.10	3.20
September 30, 2017	4.44	2.95
June 30, 2017	4.50	3.55
March 31, 2017	6.90	3.85

b)

Holders

As of April 10, 2019, there were approximately 2,200 holders of record of our Common Stock.

c)

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.  In addition, cash dividends may generally only be issued if we have a capital surplus. Nonetheless the company’s management currently intends on reinvesting any cash surplus, if any, in the company’s business.

d)

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a stock option and incentive plan, the “Stock Option Plan”. The exercise price for all equity awards issued under the Stock Option Plan is based on the fair market value of the common share price which is the closing price quoted on the Pink Sheets on the last trading day before the date of grant. The stock options generally vest on a monthly basis over a two-year to three-year period, and have a five-year life.

A summary of the Company’s stock option activity during the year ended December 31, 2018 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding , December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding , December 31, 2015	-	-	-	-	-
Options Outstanding , December 31, 2016	-	-	-	-	-
Options Outstanding , December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2018.  No new options were granted in the fiscal year 2018 or 2017.

Transfer Agent

We have engaged Nevada Agency and Trust Company as our stock transfer agent.  Nevada Agency and Trust Company is located at 50 West Liberty Street, Reno, Nevada 89501. Phone: (775) 332-0626.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

During the year ended December 31, 2018, the Company engaged in the following sales of unregistered securities.

During the year ended December 31, 2018, the Company received proceeds of $ 4,719,352 for the private placement of the Company's common shares to professional investors, individuals and the Company’s CEO at prices ranging from $1.25 - $6.00. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend. The primary purpose of the share issuances was to increase the shareholder base in order to meet NASDAQ Capital Market minimum entry requirements and provide working capital to the Company. Several of the share purchasers are professional investment managers at well-known Registered Fund Management Companies and the Company believes their participation increases company credibility in the investment community.

During the year ended December 31, 2016, 9,747,440 shares with par value of $ 0.0001 per share were issued to various stockholders.

During the year ended December 31, 2017, 1,412,000 shares with par value of $ 0.0001 per share were issued for consultancy services received and 1,370,500 shares with par value of $0.0001 per share were issued to various stockholders.

During the year ended December 31, 2018, a total of 9,197,104 shares with par value of $ 0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 4,320,575 shares with par value of $0.0001 per share were issued to various stockholders.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

We are not required to provide the information required by this item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal years ended December 31, 2018 and year ended December 31, 2017.  Readers should also read and take into consideration our risk factors commencing page 8 and our forward-looking statements disclaimer contained on cover page “iv” the provisions of which are incorporated by reference herein

Overview

Weyland Tech is a global provider of mobile business applications. The Company operates a Platform-as-a-Service (“PaaS”) software used on mobile ‘smartphones’. The PaaS platform offers a mobile presence to Small-to-Medium-Sized- Businesses (“SMB’s”) in emerging markets, with partnerships on 3 continents and growing. The PaaS platform, offered in 14 languages with over 70 integrated modules, enables SMB’s to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMB’s to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

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

In 2018, Weyland focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France). And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales substantially benefited the Company in 2018 and beyond.

The Company is also pleased to report that its late 2017 e-wallet initiative, AtozPay, has surpassed expectations since its launch, achieving stronger than anticipated customer traction with limited marketing expense. With the AtozPay e-wallet, the Company created a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform and enables Weyland to drive higher monetization on those platforms by providing payments capabilities.

Digital Wallet or eWallet a digital financial services business, a distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets.

Plan of Operations

During 2019 Weyland plans to continue to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis.

This includes the continued roll-out of the PaaS platform with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France) as well as introducing additional logistics solutions with PT Royal Express Indonesia.

Furthermore, the company expects to expand the AtoZPay e-wallet services as our QR Code payment technology trials continue and are now poised to launch a robust marketing effort. The company’s partnership with Finnet is expected to accelerate adoption to over 200,000 merchant outlets using AtoZPay QR technology after our launch in early 2019.

Finnet http://www.finnet-indonesia.com/home/en, founded in 2005, is 60% owned by PT. Telekomunikasi Indonesia, the largest provider of telecom services in Indonesia, is currently the largest ‘fixed-line’ provider with over 10 million households and businesses as their clients.

Further, company plans to expand the AtoZPay e-wallet solution to other Greater South East Asia countries including Myanmar. Myanmar, with a population of 53 million people and a median age of 28 years old, represents an attractive opportunity for an eWallet like AtoZPay to become a successful product.

Finally, the company also plans to begin cross-selling efforts of the PaaS platform to customers in the Indonesian market that initially adopted the AtoZPay e-wallet solution. At the same, the company plans to expand marketing efforts to specific affinity groups and everyday product merchants currently underserved in Indonesia.

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

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2018 and 2017:

Revenue

Service revenues were $ 22,667,325 and $15,578,171 for the twelve months ended December 31, 2018 and 2017, respectively.  The increase is due to a push for market share for the CreateApp platform during 2018 in highly competitive emerging markets with reduced price points, as well as new subscriptions sold to existing customers and subscriptions sold directly to new customers.

Cost of Service

Cost of service was $18,643,914 and $11,267,879 for the twelve months ended December 31, 2018 and 2017, respectively. The decrease is as a result of reclassification to Research and Development and Sales and Marketing expense previously included in Cost of Service.

Other income was $250 and $23,625 for the twelve months ended December 31, 2018 and 2017, comprise royalty fee income received from our Cooperation agreements for white label use of our CreateApp platform of $23,625 for the twelve months ended December 31, 2017.

Gross margin

Reduced to 17.7% from 27.7% as a result of highly competitive emerging markets with reduced price points.

Operating Expenses

General and Administrative

General and administrative expenses were $2,880,387 and $1,937,483 and for the twelve months ended December 31, 2018 and 2017, respectively.  The increase was due to increased staff costs, travel, consultancy and professional costs from the increased level of business and expansion of our new digital wallet business AtoZ Pay.

Research and Development

Research and Development expense were $4,773,349 and $1,889,304 for the twelve months ended December 31, 2018 and 2017, respectively. The increase reflects a reclassification from cost of service, spending on website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZPay payment facility into the PaaS 3.0 platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems.   The increase was funded primarily from operating income and capital raising efforts.

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2018 was $1,237,210 (2017: $388,650)

Net Loss

The Company posted a net loss of $4,098,677 for the twelve months ended December 31, 2018 as compared to a net loss of $74,282 for the year ended December 31, 2017. The increase in the net loss is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, stock-based compensation and our people costs for the our CreateApp business, our digital wallet business and continued development of the company’s system support knowledge base and other internal systems.

Liquidity and Capital Resources

On December 31, 2018, we had working capital of $4,395,711 compared with a working capital of $2,268,794 on December 31, 2017. The increase in working capital is due to reduction in stock subscription payables of $ 1,771,028, increase in amounts due from associate $862,000 and security deposit for AtoZ platform $1,580,138. Net cash utilized by operations amount to ($6,082,038) in the twelve months ended December 31, 2018. Financing activities provided $5,956,994 in the twelve months ended December 31, 2018.

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

Critical Accounting Policies

Our critical accounting policies are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Report.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligations

Long Term Leases

Nil

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

WEYLAND TECH INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2018 and 2017	F-2

Consolidated Statements of Operations for year ended December 31, 2018 and 2017	F-3

Consolidated Statements of Cash Flows for the year ended December 31, 2018 and 2017	F-4

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2018 and 2017	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weyland Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weyland Tech Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

Hong Kong

April 12, 2019

We have served as the Company’s auditor since 2012

WEYLAND TECH INC.
Consolidated Balance Sheets
	December 31	December 31
ASSETS	2018	2017
Non-current assets

Intangible assets, net	713,531	982,131
Investment in Associate	-	-
Total non-current assets	713,531	982,131
Current assets
Amount due from Associate	862,000	-
Prepayment, deposit and other receivables	3,181,651	3,258,931
Cash and cash equivalents	731,355	1,056,399
Total current assets	4,775,006	4,315,330
Total assets	$5,488,537	$5,297,461
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	18,000	18,000
Accruals and other payables	283,795	257,508
Stock subscription payables	-	1,771,028
Amount due to director	77,500	-
Total current liabilities	379,295	2,046,536
Total liabilities	379,295	2,046,536

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized, 36,915,343
and 23,460,628 shares issued and outstanding as of
December 31, 2018 and 2017, respectively	3,692	2,346
Additional paid-in capital	46,177,521	40,221,873
Accumulated deficit brought forward	(41,071,971)	(36,973,294)
Total stockholder’s equity	5,109,242	3,250,925
Total liabilities and stockholders' equity	$5,488,537	$5,297,461

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Operations

	For The Years Ended December 31,
	2018	2017
Service Revenue	$22,667,325	15,578,171
Cost of Service	18,643,914	11,267,879
Gross Profit	4,023,409	4,310,292

Other Income	250	23,625
Gross Income	4,023,659	4,333,917

Operating Expenses
Depreciation and amortization	268,600	351,933
Research and development	4,773,349	1,889,304
General and administrative	2,880,387	1,937,483
Total Operating Expenses	7,922,336	4,178,720

(Loss)/Profit from Operations	(3,898,677)	155,197

Impairment loss on associate	(200,000)	-
Net(Loss)/Profit before income tax	(4,098,677)	155,197
Income tax (expense)	-	(229,479)
Net (Loss) for the year	$(4,098,677)	(74,282)

Net (loss) profit per common share - basic and fully diluted:	(0.1423)	(0.003)

Weighted average number of basic and fully diluted common shares outstanding	28,809,276	22,072,569

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Cash Flows
	Year Ended December 31
	2018		2017
Cash flows from operations:
(Loss) from continuing operations	$(4,098,677)		(74,282)
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	268,600		351,933
Impairment loss on associate	200,000		-
Issuance of common stock for service received	-		388,650

Deferred tax benefits	-		393,701
Valuation allowance	-		(164,222)
Changes in operating assets and liabilities:
Amount due from Associates	(862,000)		-
Deposits and other receivables	173,945		(1,759,254)
Prepayments	(96,665)		(671,266)
Accounts payable, accruals and other payables	26,287		(568,359)
Stock subscription payables	(1,771,028)		1,771,028
Amount due from director	77,500		-
Net cash used in operations	(6,082,038)		(332,071)
Cash flows from investment activities:
Investment on associate	(200,000)		-
Net cash used in investment activities	(200,000)		-
Cash flows from financing activities:
Proceeds from stock issuance	5,956,994	384,546	384,546
Net cash provided by financing activities	5,956,994		384,546
Net (decrease)/increase in cash and cash equivalents	(325,044)		52,475
Cash and cash equivalents, beginning of year	1,056,399		1,003,924
Cash and cash equivalents, end of year	$731,355		1,056,399
Supplemental cash flow disclosure:
Cash paid for interest expenses	$-		-
Cash paid for income taxes	$-		-
Non-cash transactions
Issuance of shares for services received	$1,237,210		388,650

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC
Consolidated Statements of Stockholders' Equity
	Common Stock *	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders' (Deficit)/Equity

Balance December 31, 2014	46,256,568	$ 463	$ 36,219,595	$ 1,765,855	$ (38,199,681)	$ (213,768)
Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	(58,407)	58,407	-	-	-
Shares issued for services	1,163,600	116	23,146	-	-	23,262
Issuance of Shares	590,905,667	59,091	(52,206)	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721

Balance December 31, 2015	12,628,688	$ 1,263	$ 36,248,942	$ 1,765,855	(37,465,960)	$ 550,100
Issuance of Shares	9,747,440	975	3,200,003	(1,765,855)	-	1,435,123
Cancelation of shares	(1,598,000)	(160)				(160)
Net profit for the year	-	-	-	-	566,948	566,948
Balance December 31, 2016	20,778,128	$ 2,078	$ 39,448,945	$ -	$ (36,899,012)	$ 2,552,011
Issuance of Shares	1,370,500	137	384,409	-	-	384,546
Cancelation of shares	(100,000)	(10)	10	-	-	-
Shares issued for services	1,412,000	141	388,509	-	--	388,650
Net loss for the year	-	-	-	-	(74,282)	(74,282)
Balance December 31, 2017	23,460,628	$ 2,346	$ 40,221,873	$ -	$ (36,973,294)	$ 3,250,925
Issuance of Shares	4,320,575	432	4,719,352	-	-	4,719,784
Cancelation of shares	(62,964)	(6)	6	-	-	-
Shares issued for services	9,197,104	920	1,236,290	-	-	1,237,210
Net loss for the year	-	-	-	-	(4,098,677)	(4,098,677)
Balance December 31, 2018	36,915,343	$ 3,692	$ 46,177,521	$ -	$ (41,071,971)	$ 5,109,242

*The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock split on September 1, 2015

The accompanying notes are an integral part of these financial statements.

Weyland Tech Inc.

DECEMBER 31, 2018 AND 2017

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech is a global provider of mobile business applications. Its PaaS platform offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This DIY mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMB’s”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMB’s to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision- making group, in deciding how to allocate resources and in assessing performance.

The Company is focused on mobile commerce enablement via our enhanced platform built in 2017, and offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the one reportable segment e-commerce solutions and service provider.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision-making group, does not use assets as a basis to evaluate a segment’s performance.

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

ASSOCIATES

Associates are all entities over which the group has significant influence but not control or joint control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method of accounting, after initially being recognized at cost. The group’s investment in associates includes goodwill identified on acquisition. The group’s share of its associates’ post-acquisition profits or losses is recognized in profit or loss, and its share of post-acquisition other comprehensive income is recognized in other comprehensive income. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. Dividends receivable from associates are recognized as a reduction in the carrying amount of the investment. Where the group’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured long-term receivables, the group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate. Unrealized gains on transactions between the group and its associates are eliminated to the extent of the group’s interest in the associates. Unrealized losses are also eliminated, unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of associates have been changed, where necessary, to ensure consistency with the policies adopted by the group.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of twelve months or less and are readily convertible to known amounts of cash.

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

REVENUE RECOGNITION

The Company’s Platform as a Service (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

The Company maintains the PaaS software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

COST OF SERVICE

Cost of service results comprises fees from cloud-based hosting services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On October 2, 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The ASU addresses 16 separate issues which include, for example, a correction to a cross reference regarding residual value guarantees, a clarification regarding rates implicit in lease contracts, and a consolidation of the requirements about lease classification reassessments. The guidance also addresses lessor reassessments of lease terms and purchase options, variable lease payments that depend on an index or a rate, investment tax credits, lease terms and purchase options, transition guidance for amounts previously recognized in business combinations, and certain transition adjustments, among others. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 - INTANGIBLE ASSETS

As of December 31, 2018 and 2017, the company has the following amounts related to intangible assets:

	As of December 31,
	2018	2017
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(1,055,799)	(787,199)
Net intangible assets	$713,531	$982,131

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2018 and 2017 totaled $268,600 and $351,933, respectively.

NOTE 4 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date.  The results of operations of WIP from April 23, 2018 to December 31, 2018 has not been included as the amount had been fully impaired.

The Company holds 49% equity interest and a 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at December 31, 2018.

The following amounts are outstanding at December 31, 2018:

Investment in associate	$200,000
Impairment loss	(200,000)
-

NOTE 5 – AMOUNT DUE FROM ASSOCATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 6 -  PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2018:

	As of December 31,
	2018	2017
Deposit and other receivable	$1,599,389	1,773,334
Prepayments	1,582,262	1,485,597
	3,181,651	3,258,931

Included in deposit and other receivable, an amount of $1,524,372 was held in an escrow account at a bank for the provisioning of ePayment Systems and our AtoZ platform as at December 31, 2018

NOTE 7 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of December 31,
	2018	2017
Accruals	$273,434	247,449
Other payables	10,361	10,059
	$283,795	257,508

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Shares

As of December 31, 2018 and 2017, authorized common shares of the Company consist of 250,000,000 shares with par value of $0.0001 each.

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

During the year ended December 31, 2018, a total of 9,197,104 shares with par value of $ 0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 4,320,575 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2016, 1,598,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the year ended December 31, 2017, 100,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the year ended December 31, 2018, 62,964 shares with par value of $0.0001 per share were cancelled by various stockholders.

Employee Stock Option Plan

The Company has a stock option and incentive plan, the “Stock Option Plan”. The exercise price for all equity awards issued under the Stock Option Plan is based on the fair market value of the common share price which is the closing price quoted on the Pink Sheets on the last trading day before the date of grant. The stock options generally vest on a monthly basis over a two-year to three-year period, and have a five-year life.

A summary of the Company’s stock option activity during the year ended December 31, 2018 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding , December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding , December 31, 2015	-	-	-	-	-
Options Outstanding , December 31, 2016	-	-	-	-	-
Options Outstanding , December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2018.  No new options were granted in the fiscal year 2018 or 2017.

Stock-Based Compensation

For the fiscal year ended December 31, 2018, a total of 9,197,104 shares of common stock were issued as stock based compensation to directors, consultants, advisors and other professional parties.

NOTE 9 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2018 and 2017, respectively:

	For the Years Ended December 31,
	2018	2017
Numerator - basic and diluted
Net (loss)	$(4,098,677)	$(74,282)
Denominator
Weighted average number of common shares outstanding —basic and diluted	28,809,276	22,072,569
(Loss) per common share — basic and diluted	$(0.1423)	$(0.003)

NOTE 10 - INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated taxable income for the year ended December 31, 2018 and 2017, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2018 and 2017, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 21% and 34% for the years ended December 31, 2018 and 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the year ended December 31,
	2018	2017
U.S. statutory tax rate	21.0%	21.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5%)	(16.5%)
Effective tax rate	21.0%	21.0%

As of December 31, 2018 and 2017, the Company has a deferred tax asset of nil and $229,479, resulting from certain net operating losses in U.S., respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company concludes that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance has been provided for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. As of December 31, 2018 and 2017, the valuation allowance was $0 and $550,741, respectively.  Change of $0 and -$164,223 in the valuation allowance for the year ended December 31, 2018 and 2017 respectively.

	As of December 31,
	2018	2017
Deferred tax asset from operating losses carry-forwards	$-	$550,741
Valuation allowance	-	(550,741)
Deferred tax asset, net	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

Legal proceedings

As of March 16, 2019, all outstanding lawsuits and disputes previously reported in the Company’s 10-Q and 10-K filings have been settled and the Company has no further material legal proceedings outstanding.

NOTE 12 – SUBSEQUENT EVENTS

On January 17, 2019 the Company announced today that it has engaged Maxim Group LLC (“Maxim”), a leading investment banking, securities and investment management firm, to provide investment banking services to the Company.

Maxim will provide its full scope of investment banking services that includes strategic planning, developing strategic partnerships, and introducing the company to the investment community.

On January 28, 2019 the Company announced update in its strategic partnership with Indonesian telecom services and bill payment provider, PT. Finnet Indonesia ( “Finnet”), announced in August 2018 and also approval by regulators for its ‘co-branded’ online eMoney license enabling the launch of AtoZPay QR code payment solutions.

Finnet and AtoZPay have applied to the Bank of Indonesia for licensing approval to provide the QR code-based service to customers of which only 34 large banks and telecom services companies hold. The license was approved on January 18, 2019 and the joint launch began on February 15th, 2019.

On January 31, 2019 announced an update on its strategic partnership with PT Royal Express Indonesia ("REX") www.rex.co.id/id. REX ships approximately 10,000 packages per day, for thousands of Small-Medium sized Businesses (“SMBs”).

In December 2018, the Company signed an agreement with REX to create a cashless option for REX clients by using the eWallet platform.

Weyland is obligated under the agreement to gradually replace the cash-on-delivery facet of the REX business. Currently, REX deliveries are paid for in cash, which is inefficient, insecure and inconvenient. Weyland Tech’s eWallet, AtozPay, will enable the deliveries to be transacted via the smartphone app eliminating cash. REX has indicated that the addition of the Weyland solution will dramatically improve operational efficiencies and expects to achieve well-above market growth rates once fully implemented.

Weyland’s Indonesian entity, WIP, would receive an average of 15% of each delivery fee, which is equivalent to US$0.45-.50, or potentially $1.6 - 2 million in net revenue annually, if our internal targets are met.

The Companies are implementing a pilot program and a launch date of April 15th, 2019.

On March 25, 2019 the Company announced that litigation between the Company and a group of shareholders in Singapore, regarding ownership of approximately 3,500,000 shares of the Company’s common stock, has been settled. As a result, all outstanding lawsuits and disputes previously reported in the Company’s 10-Q and 10-K filings have been settled and the Company has no further material legal proceedings outstanding.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures

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

With the current procedures in place, we have the ability to identify significant transactions that require disclosure under the Securities Exchange Act of 1934.  Our current procedures comply fully with the disclosure controls in fiscal year 2018.

b)   Annual Report of Management on Internal Control over Financial Reporting

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report and going-forward, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.

(1) A functioning audit committee and a majority of independent members and outside directors on our board of directors, resulting in effective oversight in the establishment and monitoring of required internal controls and procedures;

(2) Adequate segregation of duties consistent with control objectives.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

c)   Changes in Internal Control over Financial Reporting

Management has reported to the Audit Committee the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management and we are in the process of remediating the cited material weaknesses. For example, The Company is actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties.

Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other  Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of all our directors and executive officers and our key management personnel as of the date hereof. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions and Offices Held
Brent Suen	52	President, Chief Executive Officer, Director and Secretary
Lionel Choong	57	Acting Chief Financial Officer and Director
Eddie Foong	46	Chief Operating Officer and Director
Matthew Burlage	56	Independent Director
Ross O'Brien	51	Independent Director
Brett Lay	57	Independent Director
Jon Najarian	55	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 52, President, Chief Executive Officer and Director

Brent Suen has been President and Chief Executive Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014.  Mr. Suen has 27 years of experience in the investment banking industry. He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Mr. Suen holds a BA degree in Finance from Westminster.

Based on Mr. Suen’s work experience and education, the Board believes that he is well qualified to serve as a director and Chief Executive Officer.

Lionel Choong, age 57, Acting Chief Financial Officer, Director

Lionel Choong  has been acting Chief Financial Officer since July 17, 2015, and is a current member of our board of directors.  Previously, Mr. Choong was the Vice Chairman of the Board and a director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017.  Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter.  Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (now Weyland Technology, Inc.).

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

Based on Mr. Choong’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as a director and acting Chief Financial Officer of the Company.

Eddie Fong, age 46, Chief Operating Officer, Director

Eddie Foong serves as our Chief Operating Officer and is a director with the Company.  Mr. Foong is the founder and creator of CreateApp, and has over 17 years of experience in IT, sales and marketing and operations. He was involved in a RFID technology company that developed and changed Singapore National Library Books borrowing system island wide. He previously headed the sales and marketing department of Info. Technology within MNCs and government agencies.

Mr. Foong graduated with a Class 1 BEng Honours Degree and IBM Award holder from University of Strathclyde, U.K.

Based on Mr. Foong’s work experience and education, the Board believes that he is well qualified to serve as a director and Chief Operating Officer of the Company.

Matthew Burlage, age 56, Independent Director

Matthew Burlage is an independent, non-executive director of the Company.  Mr. Burlage has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media and technology (TMT) sectors.

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

Mr. Burlage holds an MBA from Harvard Business School and a Bachelor of Arts from Yale University. Mr. Burlage also attended the Japanese Language Institute of Sophia University.

Based on Mr. Burlage’s work experience and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Ross O’Brien, age 51, Independent Director

Ross O'Brien is an independent, non-executive director of the Company.  Mr. O’Brien is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. His analysis surrounds Asia’s Innovation Economy—the intersection of information technology and the region’s broader society and economy. For nine years he was Director of the Economist Corporate Network, a membership-based business advisory programmer for senior executives of multinationals in Asia.

Since October 2017, Mr.O’Brien has been a Principal consultant with Ovum, an Informa Group company and is also Managing Director of the Hong Kong operations of Intercedent Asia, a region-wide partnership of B2B market consultants, which provides research-based market entry and positioning advice in several verticals across Asia. Mr. O’Brien’s practice focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions. His client work involved extensive research work in over a dozen economies in Asia, including extended field research in China, Indonesia, Vietnam and Bangladesh.

Mr. O’Brien was also for many years an analyst and Asian research director for Pyramid Research (once a subsidiary of the Economist Intelligence Unit, now a division of Progressive Digital Media) a telecoms advisory firm providing forecasts and analysis on infrastructure and services markets in emerging markets. Ross worked for Pyramid in the US, Singapore and Hong Kong.

Mr. O’Brien has also served as a Research Director of Advisory Services for Strategic Intelligence, a venture-funded economic analysis firm with an emphasis on Internet-based delivery of analysis and forecasts on ‘new economy’ industries and markets in Asia. From 1996 to 1998, he was a consultant in AT&T Solutions' operational process improvement practice, serving financial services and telecoms clients in China and Indonesia, including a yearlong project overseeing customer care service process improvement for PT Telkom, based in Bandung.

Mr. O’Brien holds an AB in Asian Studies and Anthropology from Dartmouth College (1989), and an MBA from the University of California at Berkeley’s Haas School.

Based on Mr. O’Brien’s work experience and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Brett Lay, age 57, Independent Director

Brett Lay is an independent, non-executive director of the Company.  Mr. Lay served as Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015.  A seasoned successful business executive with 28 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies.  Acted as interim CEO during transition phases.   A member of the board of directors working with private equity owners to grow and harvest their investments.  Over 18 years of work experience in Asia while residing in Singapore and Hong Kong.  Active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.  Originated and completed the successful execution of several mergers and acquisitions, including the post integration efforts.

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver.

Based on Mr. Lay’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Jon Najarian, age 55, Independent Director

Jon Najarian is an independent, non-executive director of the Company.

He became a member of the CBOE, NYSE, CME and CBOT and worked as a floor trader for twenty five years.

In 2016, Mr. Najarian co-founded Najarian Advisors, a company advising institutional investors on options strategies.  In 2015, Mr. Najarian co-founded Rebellion Partners, a venture consulting firm. In 2005 Jon co-founded optionMONSTER and tradeMONSTER – both were acquired in 2014 by private equity firm General Atlantic Partners. Today, he is a professional investor, money manager and media analyst.  In 1990, Mr. Najarian founded Mercury Trading, a market-making firm at the Chicago Board Options Exchange (CBOE), which he subsequently sold in 2004, to Citadel, one of the world’s largest hedge funds.

Mr. Najarian is a weekly guest on CNBC, where he is cast member of the “Halftime Report” and the “Fast Money” show.  He is also the feature of the “DRJ Report” on CBOE-TV, the exchange’s popular webcast.

Based on Mr. Najarian’s work experience, the Board believes that he is well qualified to serve as an independent director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

Board Committees

Our board of directors has established an audit committee.  The committee has its own charter. Each of the board committees has the composition and responsibilities described below.

Members will serve on the Audit committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our audit committee was established on March 28, 2017 to oversee our corporate accounting and financial reporting processes. Our audit committee, among other things, is responsible for:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	approving audit and non-audit services and fees;

●

reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

●	reviewing reports and communications from the independent registered public accounting firm;

●	reviewing earnings press releases and earnings guidance;

●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●

establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	reviewing and monitoring actual and potential conflicts of interest.

Our audit committee is comprised of Messrs. Burlage, O’Brien and Lay. Mr. Burlage is the chairman of our audit committee. Our Board has determined that each of the directors serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. In addition, our Board has determined that Mr. Burlage meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of the SEC and NASDAQ.

Code of Business Ethics and Conduct

At the present time, the Company has not adopted a code of business ethics and conduct.  The Company intends to adopt a code of ethics in the near future.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2018 and 2017 by each of the executive officers.

Summary Compensation Table

Name and Principal Position	Year	Retainer ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other Compensation ($)	Total ($)
Brent Suen President, Chief Executive Officer and Director	2017 2018	60,000 60,000	- -	- 27,000	- -	- -	60,000 87,000
Lionel Choong, Acting Chief Financial Officer and Director	2017 2018	60,000 90,000	-	- 57,000	-	-	60,000 147,000
Eddie Foong, Chief Operating Officer and Director	2017 2018	- -	-	- 127,000	-	-	- 127,000

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2018 and 2017.

Summary of Executive Officer and Director Agreements

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

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 10, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 10, 2019. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 10, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Weyland Tech Inc., 85 Broad Street, 16-079, New York, NY 10004.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Directors and Executive Officers
Brent Suen	Chief Executive Officer & Financial Officer	1,282,000	3.5
Lionel Choong	Acting Chief Financial Officer	954,000	2.6
Eddie Foong	Chief Operating Officer	3,270,000	8.9

All Directors and Officers as a group (3 persons)		5,506,000	15.0

5% Shareholders

None
Notes: (1) Applicable percentage ownership is based on 39,648,464 shares of common stock outstanding as of April 10, 2019.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party for the year ended 2018, nor any proposed transaction to which we are proposed to be a party.

Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of The Nasdaq Stock Market, or Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Messrs. Matthew Burlage, Ross O'Brien and Brett Lay, are considered independent, non-executive board directors.

The Board has determined that Mr. Matthew Burlage qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

As of December 31, 2018, our board of directors is composed of seven (7) directors, of which four (4) directors, Matthew Burlage, Ross O’Brien, Jon Najarian and Brett Lay are independent, non-executive directors. In addition, our audit committee is composed entirely of independent directors, including the chairperson.

Item  14. Principal  Accountants’ Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017.

Financial Statements for Year Ended December 31	Audit Fees (1)	Audit Related Fees(2)	Tax Fees (3)	All Other Fees (4)
2017	$35,000	-	-	-
2018	$45,000	$17,800

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

PART IV

Item 15. Exhibits, Financial Statements

1. Financial Statements and Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules: None

3. Exhibits

Exhibit No.	Description of Exhibit
3.1

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed with the Securities and Exchange Commission on September 1, 2015)

3.2	Bylaws (incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005)
4.1

Common Share Purchase Agreement, dated July 3, 2017, by and between Weyland Tech, Inc. and Escape Pixel Pte. Ltd, and certain individuals. ((incorporated by reference to the Form 8-K the Company filed with the Securities and Exchange Commission on August 6, 2018)

4.2

Common Stock Purchase Agreement, dated November 7, 2018, by and between Weyland Tech Inc., and RedDiamond Partners LLC (incorporated by reference to the Form S-1 of the Company filed with the Securities and Exchange Commission on December 17, 2018)

4.3

Registration Rights Agreement, dated November 7, 2018, by and between Weyland Tech Inc., a Delaware corporation, and RedDiamond Partners LLC, a Delaware limited liability company (incorporated by reference to the Form S-1 of the Company filed with the Securities and Exchange Commission on December 17, 2018)

10.1

Form of License Agreement, dated August 9, 2016, between. Weyland Tech, Inc and BGT Corporation Public Company Limited. (incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 9, 2016)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weyland Tech, Inc. (Registrant)

Date: April 15, 2019	By: /s/ Brent Y. Suen
Brent Y. Suen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Brent Y. Suen Brent Y. Suen	President and Chief Executive Officer and Principal Financial Officer)	April 15, 2019