Form 10-K/A
period 2018-12-31
WEYLAND TECH, INC.
filed 2019-04-18
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) of Weyland Tech Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019 (the “10-K”), for the sole purpose of including certain signatures that were unintentionally omitted.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the 10-K, or reflect any events that have occurred after the date of the 10-K.  This Amendment No.1 should be read in conjunction with the original 10-K.

In accordance with applicable SEC rules, and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1includes new certifications from the Company’s Principal Executive Officer and Principal Accounting and Financial Officer, dated as of the date of filing of this Amendment No. 1.

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

v

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

-

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

NOTE 5 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 6 -  PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2018:

	As of December 31,
	2018	2017
Deposit and other receivable	$1,599,389	1,773,334
Prepayments	1,582,262	1,485,597
	3,181,651	3,258,931

Included in deposit and other receivable, an amount of $1,524,372 was held in an escrow account at a bank for the provisioning of ePayment Systems and our AtoZ platform as at December 31, 2018.

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
3.1

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Schedule 14C Information of the Company filed with the Securities and Exchange Commission on August 4, 2015)

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

Date: April 17, 2019	WEYLAND TECH

	By:	/s/ Brent Y. Suen
Brent Y. Suen
Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

By:	/s/ Lionel Choong
Lionel Choong
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Y. Suen	Chief Executive Officer and Director	April 17, 2019
Brent Y. Suen	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Lionel Choong	Acting Chief Financial Officer and Director	April 17, 2019
Lionel Choong

/s/ Eddie Foong	Chief Operating Officer and Director	April 17, 2019
Eddie Foong

/s/ Matthew Burlage	Director	April 17, 2019
Matthew Burlage

/s/ Ross O’Brien	Director	April 17, 2019
Ross O’Brien

/s/ Brett Lay	Director	April 17, 2019
Brett Lay

/s/ Jon Najarian	Director	April 17, 2019
Jon Najarian