Form 10-Q
period 2019-03-31
WEYLAND TECH, INC.
filed 2019-05-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2019

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

(808) 829-1057
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, the registrant had 42,018,464 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEYLAND TECH INC.
Consolidated Balance Sheets
	March 31	December 31
ASSETS	2019	2018
Non-current assets

Intangible assets, net	688,048	713,531
Investment in Associate	-	-
Total non-current assets	688,048	713,531
Current assets
Amount due from Associate	1,051,550	862,000
Prepayment, deposit and other receivables	3,181,651	3,181,651
Cash and cash equivalents	1,386,198	731,355
Total current assets	5,619,399	4,775,006
Total assets	$6,307,447	5,488,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	88,425	18,000
Accruals and other payables	349,545	283,795
Deposits received for share to be issued	104,950	-
Loan from director	19,000	-
Amount due to director	77,500	77,500
Total current liabilities	639,419	379,295
Total liabilities	639,419	379,295

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized, 38,835,146 and
36,915,343 shares issued and outstanding as of
March 31, 2019 and December 31, 2018, respectively	4,202	3,692
Additional paid-in capital	46,762,650	46,177,521
Accumulated deficit brought forward	(41,098,824)	(41,071,971)
Total stockholder’s equity	5,668,028	5,109,242
Total liabilities and stockholders' equity	$6,307,447	5,488,537
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2019	2018
Service Revenue	$8,491,692	4,179,706
Cost of Service	6,984,427	512,024
Gross Profit	1,507,265	3,667,682

Other Income	-	-
Gross Income	1,507,265	3,667,682

Operating Expenses
Depreciation and amortization	25,483	87,983
Research and development	867,715	1,209,116
Sales and Marketing	-	1,880,868
General and administrative	640,921	996,674
Total Operating Expenses	1,534,119	4,174,641

(Loss) from Operations	(26,854)	(506,959)

Net (loss) per common share - basic and fully diluted:	(0.0007)	(0.0227)

Weighted average number of basic and fully diluted common shares outstanding	38,835,146	22,364,898

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Cash Flows
	Three Months Ended March 31
	2019	2018
Cash flows from operations:
(Loss) from continuing operations	$(26,854)	(506,959)
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	25,483	87,983
Impairment loss on associate	-	-
Changes in operating assets and liabilities:
Amount due from Associates	(189,550)	-
Deposits and other receivables	-	(213,805)
Prepayments	-	(876,567)
Accounts payable, accruals and other payables	136,174	(37,129)
Stock subscription payables	104,950	1,057,066
Loan from director	19,000	-
Net cash used in operations	69,203	(489,411)

Cash flows from financing activities:
Proceeds from stock issuance	585,640	442,500
Net cash provided by financing activities	585,640	442,500
Net increase/(decrease) in cash and cash equivalents	654,843	(46,911)
Cash and cash equivalents, beginning of year	731,355	1,056,399
Cash and cash equivalents, end of year	$1,386,198	1,009,488
Supplemental cash flow disclosure:
Cash paid for interest expenses	$-	-
Cash paid for income taxes	$-	-
Non-cash transactions
Issuance of shares for services received	$373,640	442,500
The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech is a global provider of mobile business applications. Its Platform-as-a-Service (“PaaS”) platform offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This Do It Yourself (“DIY”) mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMB’s”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMB’s to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of its AtoZPay mobile payments platform. The mobile wallet launched in Indonesia, the world’s 4th most populous country, Indonesia, and is experiencing rapid transaction growth on the AtoZPay platform.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-life assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – life intangible assets.

Long-life assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-life asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

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

COST OF SERVICE

Cost of service comprises fees from cloud-based hosting services.

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

NOTE 3 - INTANGIBLE ASSETS

As of March 31, 2019, and 2018, the company has the following amounts related to intangible assets:

	As of March 31,
	2019	2018
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(1,081,282)	(875,183)
Net intangible assets	$688,048	$894,147

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended March 31, 2019 and 2018 totaled $25,483 and $87,983, respectively.

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

NOTE 6 - PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at March 31, 2019:

	As of March 31,
	2019	2018
Deposit and other receivable	$1,599,389	1,987,139
Prepayments	1,582,262	2,362,164
	3,181,651	4,349,303

Included in deposit and other receivable, an amount of $1,524,372 was held in an escrow account at a bank for the provisioning of ePayment Systems and our AtoZPay platform as at December 31, 2018.

NOTE 7 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of March 31,
	2019	2018
Accruals	$10,607	214,865
Other payables	338,937	5,513
	$349,545	220,378

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Shares

As of March 31, 2019 and 2018, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

Issuance of Common Stock

During the period from January 1, 2015 through June 8, 2015, 580,067,155 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the period from January 1, 2019 to March 31, 2019, a total of 5,103,121 shares with par value of $ 0.0001 per share were issued to various stockholders.

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

Stock-Based Compensation

For the three months ended March 31, 2019, a total of 2,983,121 shares of common stock was issued as stock-based compensation to consultants, advisors and other professional parties.

NOTE 9 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018, respectively:

	For the three months ended 31,
	2019	2018
Numerator - basic and diluted
Net (Loss)	$(26,854)	$(506,959)
Denominator
Weighted average number of common shares outstanding —basic and diluted	38,835,146	22,364,898
(Loss) per common share — basic and diluted	$(0.0007)	$(0.0227)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

Legal proceedings

On March 25, 2019 the Company announced that litigation between the Company and a group of shareholders in Singapore, regarding ownership of approximately 3,500,000 shares of the Company’s common stock, has been settled.  As a result, all outstanding lawsuits and disputes previously reported in the Company’s filings have been settled and the Company has no further material legal proceedings outstanding.

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2019, the Company announced today the signing of a non-binding Letter of Intent (“LOI”) with Silver Wave International Pte. Ltd., a holding company organized under the laws of Myanmar (“Silver Wave”), setting forth the proposed terms for a joint venture (“JV”) in Myanmar for the purpose of introducing the Company’s mobile and e-money services through Silver Wave’s merchant channels.

On April 16, 2019, the Company’s management met with the senior management of Silver Wave in New York to discuss the potential for both companies going forward. Although the meeting was constructive, Weyland’s Board of Directors and senior management concluded that the Company would be better served by continuing to focus on the Indonesian market at this time.

The decision was based upon an increase in said interest arising over a short period of time, simultaneous to the discussions with Silver Wave. Given that the Company’s Indonesia presence by way of the AtoZPay team and other Weyland Tech personnel, the higher level of interest from potential strategic investors, partners and merger candidates, it is the opinion of the Board of Directors and senior management that Indonesia alone, represents a more immediate and significant opportunity for the Company and its shareholders than a combination with Silver Wave would offer at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Weyland Tech’s CreateApp platform, offered as a Platform as a Service (“PaaS”), enables small-medium-sized businesses ("SMB") to create a mobile application ("app") without the need of technical knowledge, high investment or background in IT.  At present, the Company does not charge for use of the PaaS platform. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.  The Company currently primarily operates in Asia where demand for the kinds of services provided by the Company are greatest.

We believe that SMB can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform built in 2017 and, offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative AtoZPay.  Recent product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

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

The Company also plans to expand the AtoPay e-wallet solution to other Greater South East Asia countries.

Finally, the Company also plans to begin cross-selling efforts of the PaaS platform to customers in the Indonesian market that initially adopted the AtoZPay e-wallet solution. At the same, the Company plans to expand marketing efforts to specific affinity groups and everyday product merchants currently underserved in Indonesia.

Results of Operation

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

Revenue

Revenue was $8,491,692 and $4,179,706 for the three months ended March 31, 2019 and 2018, respectively.  The substantial increase is due to the service income from our customers in targeted emerging markets at lower price points.

Cost of Revenue

Cost of revenue was $6,984,427 and $512,024 for the three months ended March 31, 2019 and 2018, respectively. The increase reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended March 31, 2018.

Operating Expenses

General and administrative:  General and administrative expenses were $640,921 and $996,674 and for the three months ended March 31, 2019 and 2018, respectively.  The decrease was due to a reduction in staff costs, travel, consultancy and legal costs following the settlement of our legal shareholder dispute as stated in note 10 above.

Research and Development: Research and Development expense were $867,715 and $1,209,116 for the three months ended March 31, 2019 and 2018, respectively. The decrease reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended March 31, 2018.

Sales and Marketing: Sales and Marketing expenses were $0 and $1,880,868 for the three months ended March 31, 2019 and 2018, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended March 31, 2018.

Net (Loss)

The Company reports a net loss of ($26,854) for the three months ended March 31, 2019 as compared to a net loss ($506,959) for the three months ended March 31, 2018. The decrease in the net loss is due to a decrease in legal and professional costs, travelling cost, consultancy fees and stock-based compensation.

Liquidity and Capital Resources

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

As of March 31, 2019, we had total assets of $6,307,447 and $639,419 in liabilities. Thus, we had a total stockholders’ equity of $5,668,028 as of March 31, 2019.  As of March 31, 2018, we had total assets of $6,252,939 and $3,066,472 in liabilities. Thus, we had a total stockholders’ equity of $5,668,028 as of March 31, 2019.

As of March 31, 2019, we had a cash balance of $1,386,198. Operating activities used $69,203 in cash for the quarter ended March 31, 2019. Financing activities provided $585,640 in cash for the quarter ended March 31, 2019.  As of March 31, 2018, we had a cash balance of $1,009,488. Operating activities used $(489,411) in cash for the quarter ended March 31, 2018. Financing activities during the quarter ended March 31, 2018 provided $442,500.

As reflected in the financial statements, the Company used cash in operations of $654,843 and has a net loss of $26,854 and an accumulated deficit of $ 41,098,824 at March 31, 2019.

Need for Additional Capital

We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, we have no current commitments for capital other than our Common Stock Purchase Agreement with Red Diamond Partners LLC, entered into in May of 2018 and our Securities Purchase Agreement/equity line with them. Also, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.

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

As of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures, and our current procedures are in full compliance with disclosure controls and procedures.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 25, 2019 the Company announced that litigation between the Company and a group of shareholders in Singapore, regarding ownership of approximately 3,500,000 shares of the Company’s common stock, has been settled.  As a result, all outstanding lawsuits and disputes previously reported in the Company’s filings have been settled and the Company has no further material legal proceedings outstanding.

As a result, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, as amended, filed with the SEC on April 18, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company received proceeds of $212,000 for the private placement of the company's common shares to professional investors at prices ranging from .20 -.65 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

During the period from January 1, 2019 to March 31, 2019, a total of 5,103,121 shares with par value of $ 0.0001 per share were issued to various stockholders.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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

Weyland Tech Inc.
May 15, 2019	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive & Financial Officer)
/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer
(Principal Accounting Officer)