Form 10-Q
period 2019-06-30
WEYLAND TECH, INC.
filed 2019-08-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended  June 30, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ______ to ______

Commission File Number:  000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 16-079 New York, NY 10004
(Address of principal executive offices, including Zip Code)

(808) 829-1057
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer  [  ]

Smaller reporting company  [  ]

Emerging Growth Company  [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

As of August 14, 2019, the registrant had 51,689,152 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEYLAND TECH INC.
Consolidated Balance Sheets
	June 30	December 31
	2019	2018
ASSETS	(Unaudited)	(Audited)
Intangible assets, net	$662,565	$713,531
Investment in Associate	-	-
Total non-current assets	662,565	713,531
Current assets
Amount due from Associate	1,455,250	862,000
Prepayment, deposit and other receivables	3,181,651	3,181,651
Cash and cash equivalents	5,302,919	731,355
Total current assets	9,939,820	4,775,006
Total assets	$10,602,385	$5,488,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	87,016	18,000
Accruals and other payables	257,987	283,795
Deposits received for share to be issued	4,838,301	-
Loan from director	19,000	-
Amount due to director	77,500	77,500
Total current liabilities	5,279,803	379,295
Total liabilities	5,279,803	379,295

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized, 52,002,152 and
36,915,343 shares issued and outstanding as of
June 30, 2019 and December 31, 2018, respectively	5,200	3,692
Additional paid-in capital	48,087,318	46,177,521
Accumulated deficit brought forward	(42,769,937)	(41,071,971)
Total stockholder’s equity	5,322,582	5,109,242
Total liabilities and stockholders' equity	$10,602,385	$5,488,537
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$7,141,932	$4,658,980	$15,633,624	$8,838,686
Cost of Service	5,874,249	570,735	12,858,676	1,082,758
Gross Profit	1,267,683	4,088,245	2,774,948	7,755,928

Operating Expenses
General and administrative	1,280,869	547,116	1,921,791	1,543,790
Research and development	1,242,833	2,403,854	2,110,548	3,612,971
Sales and marketing	389,610	2,096,541	389,610	3,977,409
Depreciation &amortization	25,483	87,983	50,967	175,966
Total Operating Expenses	2,938,795	5,135,494	4,472,915	9,310,136

(Loss) from Operations	(1,671,112)	(1,047,249)	(1,697,967)	(1,554,208)

Provision for income taxes	-	-	-	-
Net (Loss)	$(1,671,112)	$(1,047,249)	$(1,697,967)	$(1,554,208)

Net (Loss) per common share - basic and fully diluted:	(0.0352)	(0.0332)	(0.0498)	(0.0623)

Weighted average number of basic and fully diluted common shares outstanding	47,411,032	29,186,966	34,086,114	24,951,557

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Cash Flows
	Six Months Ended June 30
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operations:
(Loss) from continuing operations	$(1,697,967)	$(1,554,208)
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	50,967	175,967
Impairment loss on associate	-	-
Changes in operating assets and liabilities:
Amount due from Associates	(593,250)	(542,000)
Deposits and other receivables	-	86,195
Prepayments	-	(876,567)
Accounts payable, accruals and other payables	43,207	(32,010)
Stock subscription payables	4,838,301	1,753,438
Loan from director	19,000	-
Net cash from (used) in operations	2,660,258	(989,185)

Cash flows from financing activities:
Proceeds from stock issuance	1,911,306	699,877
Net cash provided by financing activities	1,911,306	699,877
Net increase/(decrease) in cash and cash equivalents	4,571,564	(289,308)
Cash and cash equivalents, beginning of year	731,355	1,056,399
Cash and cash equivalents, end of year	$5,302,919	$767,091
Supplemental cash flow disclosure:
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-
Non-cash transactions
Issuance of shares for services received	$1,247,056	$699,877
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

COST OF SERVICE

Cost of service comprises fees from third party cloud-based hosting services.

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

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement - Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement - Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

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

NOTE 3 - INTANGIBLE ASSETS

As of June 30, 2019, and 2018, the company has the following amounts related to intangible assets:

	As of June 30,
	2019	2018
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(1,106,765)	(963,166)
Net intangible assets	$662,565	$806,164

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended June 30, 2019 and 2018 totaled $50,967 and $175,967, respectively.

NOTE 4 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date.  On October 12, 2018, the Company’s interest was distributed as a dividend in specie to its shareholders at that date.  The results of operations of WIP from April 23, 2018 to June 30, 2019 has not been included as the amount had been fully impaired.

The Company currently holds a 31% unexercised option in WIP as at June 30, 2019. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at June 30, 2019.

NOTE 5 – AMOUNT DUE FROM ASSOCATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 6 -PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at June 30, 2019:

	As of June 30,
	2019	2018
Deposit and other receivables	$1,599,389	1,687,139
Prepayments	1,582,262	2,362,164
	3,181,651	4,049,303

Included in deposit and other receivables, is an amount of $1,524,372 was held in an escrow account at a bank for the provisioning of ePayment Systems and our AtoZ platform as at December 31, 2018.

NOTE 7 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of June 30,
	2019	2018
Accruals	$45,649	219,985
Other payables	212,338	5,513
	$257,987	225,498

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Shares

As of June 30, 2019 and 2018, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

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

During the period from January 1, 2019 to June 30, 2019, a total of 15,086,809 shares with par value of $ 0.0001 per share were issued to various stockholders.

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

Stock-Based Compensation

For the six months ended June 30, 2019, a total of 10,624,309 shares of common stock were issued as stock-based compensation to consultants, advisors and other professional parties.

NOTE 9 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2019 and 2018, respectively:

	For the six months ended June 30,
	2019	2018
Numerator - basic and diluted
Net (Loss)	$(1,697,967)	$(1,554,208)
Denominator
Weighted average number of common shares outstanding —basic and diluted	34,086,114	24,951,557
(Loss) per common share — basic and diluted	$(0.0498)	$(0.0623)

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

On April 16, 2019, the Company’s management met with the senior management of Silver Wave in New York and the potential for both companies going forward.

After further internal discussions between Weyland’s Board of Directors and senior management, combined with expanded interest from potential investors, partners and merger candidates in Indonesia, the decision was made to discontinue further discussions with Silver Wave.

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

Results of Operation

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

Revenue

Revenue was $7,141,932 and $4,658,980 for the three months ended June 30, 2019 and 2018, respectively.  The increase is due to the service income from our customers in targeted emerging markets at lower price points.

Cost of Revenue

Cost of revenue was $5,874,249 and $570,735 for the three months ended June 30, 2019 and 2018, respectively. The increase reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended June 30, 2018.

Operating Expenses

General and administrative:  General and administrative expenses were $1,280,869 and $547,115 for the three months ended June 30, 2019 and 2018, respectively.  The increase was due to $873,416 was shares issuance to consultancy fee.

Research and Development: Research and Development expense were $1,242,833 and $2,403,854 for the three months ended June 30, 2019 and 2018, respectively. The decrease reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended June 30, 2018.

Sales and Marketing: Sales and Marketing expenses were $389,610 and $2,096,541 for the three months ended June 30, 2019 and 2018, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended June 30, 2018.

Net (Loss)

The Company reports a net loss of ($1,671,112) for the three months ended June 30, 2019 as compared to a net loss ($1,047,249) for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

Revenue

Revenue was $15,633,624 and $8,838,686 for the six months ended June 30, 2019 and 2018, respectively.  The increase is due to the service income from our customers in targeted emerging markets at lower price points.

Cost of Revenue

Cost of revenue was $12,858,676 and $1,082,758 for the six months ended June 30, 2019 and 2018, respectively. The increase reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for six months ended June 30, 2018.

Operating Expenses

General and administrative:  General and administrative expenses were $1,921,791 and $1,543,790 and for the six months ended June 30, 2019 and 2018, respectively.  The increase was due to $1,247,056 was shares issued as stock compensation to consultants and investor relations.

Research and Development: Research and Development expense were $2,110,548 and $3,612,971 for the six months ended June 30, 2019 and 2018, respectively. The decrease reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for six months ended June 30, 2018.

Sales and Marketing: Sales and Marketing expenses were $389,610 and $3,977,409 for the six months ended June 30, 2019 and 2018, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for six months ended June 30, 2018.

Net (Loss)

The Company reports a net loss of ($1,697,967) for the six months ended June 30, 2019 as compared to a net loss ($1,554,208) for the six months ended June 30, 2018. The increase in the net loss is due to a increase in consultancy fees and stock-based compensation.

Liquidity and Capital Resources

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

As of June 30, 2019, we had total assets of $10,602,385 and $5,279,803 in liabilities. Thus, we had a total stockholders’ equity of $5,322,582 as of June 30, 2019.  As of June 30, 2018, we had total assets of $6,164,558 and $3,767,964 in liabilities. Thus, we had a total stockholders’ equity of $2,396,594 as of June 30, 2018.

As of June 30, 2019, we had a cash balance of $5,302,919. Operating activities used $ 2,660,258 in cash for the six months ended June 30, 2019. Financing activities provided $1,911,306 in cash for the six months ended June 30, 2019. As of June 30, 2018, we had a cash balance of $767,091. Operating activities used $(989,186) in cash for the six months ended June 30, 2018. Financing activities during the six months ended June 30, 2018 provided $_699,877.

The cash balance increase from $767,091 to $5,302,919 from June 30, 2018 to June 30, 2019 is due to $5,185,601 share placements in six months ended June 30, 2019.

As reflected in the financial statements, the Company had net cash in operations of $_4,571,564 and has a net loss of $1,697,967 and an accumulated deficit of $ 42,769,937 as at June 30, 2019.

We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 36 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may continue to raise significant additional capital to fund our operating expenses, pay our obligations, diversify our geographical reach and grow our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company received proceeds of $664,250 for the private placement of the company's common shares to professional investors at prices ranging from $0.20 $-0.65 These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and bear an appropriate restrictive legend.

During the period from January 1, 2019 to June 30, 2019, a total of 15,086,809 shares with par value of $ 0.0001 per share were issued to various stockholders.

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

31.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weyland Tech Inc.
August 14, 2019	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer