Form 10-Q
period 2019-09-30
WEYLAND TECH, INC.
filed 2019-11-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of November 14, 2019, the registrant had 99,737,495 shares of common stock issued and outstanding.

WEYLAND TECH INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEYLAND TECH INC.
Consolidated Balance Sheets
	September 30	December 31
	2019	2018
ASSETS	(Unaudited)	(Audited)
Intangible assets, net	$637,081	$713,531
Investment in Associate	-	-
Total non-current assets	637,081	713,531
Current assets
Amount due from Associate	2,025,250	862,000
Prepayment, deposit and other receivables	3,216,151	3,181,651
Cash and cash equivalents	5,820,629	731,355
Total current assets	11,062,030	4,775,006
Total assets	$11,699,111	$5,488,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	73,350	18,000
Accruals and other payables	149,029	283,795
Deposits received for share to be issued	1,898,726	-
Loan from director	19,000	-
Amount due to director	77,500	77,500
Total current liabilities	2,217,605	379,295
Total liabilities	2,217,605	379,295

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value,
250,000,000 shares authorized, 96,821,494 and
36,915,343 shares issued and outstanding as of
September 30, 2019 and December 31, 2018, respectively	9,682	3,692
Additional paid-in capital	53,322,418	46,177,521
Accumulated deficit brought forward	(43,850,594)	(41,071,971)
Total stockholder’s equity	9,481,506	5,109,242
Total liabilities and stockholders' equity	$11,699,111	$5,488,537
The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$8,996,441	$8,436,412	$24,630,065	$17,275,098
Cost of Service	7,399,583	1,033,470	20,258,258	2,116,229
Gross Profit	1,596,858	7,402,942	4,371,807	15,158,869

Other Income	32,094	-	32,094	-

Operating Expenses
General and administrative	1,557,960	1,026,039	3,479,752	2,569,828
Research and development	1,126,165	4,511,103	3,236,713	8,124,074
Sales and marketing	-	3,796,385	389,610	7,773,794
Depreciation &amortization	25,483	67,150	76,450	243,116
Total Operating Expenses	2,709,609	9,400,677	7,182,524	18,710,812

(Loss) from Operations	(1,080,657)	(1,997,735)	(2,778,623)	(3,551,943)

Provision for income taxes	-	-	-	-
Net (Loss)	$(1,080,657)	$(1,997,735)	$(2,778,623)	$(3,551,943)

Net (Loss) per common share - basic and fully diluted:	(0.0130)	(0.0542)	(0.0627)	(0.1336)

Weighted average number of basic and fully diluted common shares outstanding	82,907,450	36,829,834	44,308,447	26,577,942

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.
Consolidated Statements of Cash Flows
	Nine Months Ended September 30
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operations:
(Loss) from continuing operations	$(2,778,623)	$(3,551,943)
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	76,450	243,116

Changes in operating assets and liabilities:
Amount due from Associates	(1,163,250)	(2,409,638)
Deposits and other receivables	(34,500)	1,754,333
Prepayments	-	(96,665)
Accounts payable, accruals and other payables	(79,417)	33,920
Stock subscription payables	1,898,726	(1,771,028)
Loan from director	19,000	-
Net cash (used) in operations	(2,061,614)	(5,797,905)
Cash flows from financing activities:
Proceeds from stock issuance	7,150,888	5,681,414

Net increase/(decrease) in cash and cash equivalents	5,089,274	(116,491)
Cash and cash equivalents, beginning of year	731,355	1,056,399
Cash and cash equivalents, end of year	$5,820,629	$939,908
Non-cash transactions
Issuance of shares for services received	$1,533,404	$1,212,210
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

The Company is focused on mobile commerce enablement via our CreateAPP platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the one reportable segment e-commerce solutions and service provider.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision-making group, does not use assets as a basis to evaluate a segment’s performance.

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

ASSOCIATES

Associates are all entities over which the group has significant influence but not control or joint control, generally accompanying a shareholding interest of between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method of accounting, after initially being recognized at cost. The group’s investment in associates includes goodwill identified on acquisition. The group’s share of its associates’ post-acquisition profits or losses is recognized in profit or loss, and its share of post-acquisition other comprehensive income is recognized in other comprehensive income. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. Dividends receivable from associates are recognized as a reduction in the carrying amount of the investment. Where the group’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured long-term receivables, the group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate. Unrealized gains on transactions between the group and its associates are eliminated to the extent of the group’s interest in the associates. Unrealized losses are also eliminated, unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of associates have been changed, where necessary, to ensure consistency with the policies adopted by the group.

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

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was anti-dilutive.

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

NOTE 3 - INTANGIBLE ASSETS

As of September 30, 2019, and 2018, the company has the following amounts related to intangible assets:

	As of September 30,
	2019	2018
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(1,132,249)	(1,030,316)
Net intangible assets	$637,081	$739,014

No significant residual value is estimated for these intangible assets. Amortization expense for the nine months ended September 30, 2019 and 2018 totaled $76,450 and $243,116, respectively.

NOTE 4 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date.  On October 12, 2018, the Company’s interest was distributed as a dividend in specie to its shareholders at that date.  The results of operations of WIP from April 23, 2018 to September 30, 2019 has not been included as the amount had been fully impaired.

The Company currently holds a 31% unexercised option in WIP as at September 30, 2019. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at September 30, 2019.

NOTE 5 – AMOUNT DUE FROM ASSOCATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 6 -PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at September 30, 2019:

	As of September 30,
	2019	2018
Deposit and other receivables	$1,633,889	19,001
Prepayments	1,582,262	1,582,262
	3,216,151	1,601,263

Included in deposit and other receivables, is an amount of $1,524,372 was held in an escrow account at a bank for the provisioning of ePayment Systems and our AtoZ platform as at December 31, 2018.

NOTE 7 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of September 30,
	2019	2018
Accruals	$15,743	285,915
Other payables	133,286	5,513
	$149,029	291,428

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Shares

As of September 30, 2019 and 2018, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

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

During the period from January 1, 2019 to September 30, 2019, a total of 63,456,151 shares with par value of $ 0.0001 per share were issued to various stockholders.

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

During the quarter ended September 30, 2019, 3,550,000 shares with par value of $0.0001 per share were cancelled.

Stock-Based Compensation

For the nine months ended September 30, 2019, a total of 13,061,309 shares of common stock were issued as stock-based compensation to consultants, advisors and other professional parties.

NOTE 9 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2019 and 2018, respectively:

	For the Nine months ended September 30,
	2019	2018
Numerator - basic and diluted
Net (Loss)	$(2,778,623)	$(3,551,943)
Denominator
Weighted average number of common shares outstanding —basic and diluted	44,308,447	26,577,942
(Loss) per common share — basic and diluted	$(0.0627)	$(0.1336)

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

Weyland Tech, Inc. is focused on mobile commerce enablement via our enhanced platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis, and the company’s e-wallet initiative AtoZPay.  Recent product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

Recent Developments

As of August 19, 2019, we entered into Subscription Agreements of like tenor with a total of 157 purchasers (the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 42,745,675 shares (the “Investor Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), for an aggregate purchase price of approximately $6,411,851 (the “Offering”).

The Company intends to use the net proceeds from the Offering (after deducting consulting fees and expenses related to the Offering in the aggregate amount of approximately $775,000) for working capital and general corporate purposes.

Pursuant to the terms of a Consultancy Services Agreement between the Company and a financial consultant (the “Consultant”), in consideration for consulting services, including the introduction to the Offering of Purchasers who were not U.S.-Persons (as defined in Rule 902(k) of Regulation S as promulgated by the Securities and Exchange Commission under of the Securities Act of 1933, as amended , the Consultant was (a) paid a cash fee of $750,000, and (b) received (i) 1,000,000 shares of the Company’s Common Stock, and (ii) warrants to purchase 2,137,284 shares of the Company’s Common Stock, with a term of five years and an exercise price of $0.30 per share.

Results of Operation

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018

Revenue

Revenue was $8,996,441 and $8,436,412 for the three months ended September 30, 2019 and 2018,

respectively.  The increase is due to the service income from our customers in targeted emerging markets at lower price points.

Cost of Revenue

Cost of revenue was $7,399,583 and $1,033,470 for the three months ended September 30, 2019 and 2018, respectively. The increase reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended September 30, 2018.

Other Income

Other income was $32,094 for the three months ended September 30, 2019 from a money market fund.

Operating Expenses

General and administrative:  General and administrative expenses were $1,557,960 and $1,026,039 for the three months ended September 30, 2019 and 2018, respectively.  The increase was due to shares issued pursuant to certain subscription agreements and shares issued as stock compensation to consultants and investor relations.

Research and Development: Research and Development expenses were $1,126,165 and $4,511,103 for the three months ended September 30, 2019 and 2018, respectively. The decrease reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended September 30, 2018.

Sales and Marketing: Sales and Marketing expenses were $0 and $3,796,385 for the three months ended September 30, 2019 and 2018, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for three months ended September 30, 2018.

Net (Loss)

The Company reports a net loss of ($1,080,657) for the three months ended September 30, 2019 as compared to a net loss ($1,997,735) for the three months ended September 30, 2018. The decrease reflects is due to decrease research and development fee.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018

Revenue

Revenue was $24,630,065 and $17,275,098 for the nine months ended September 30, 2019 and 2018, respectively.  The increase is due to the service income from our customers in targeted emerging markets at lower price points.

Cost of Revenue

Cost of revenue was $20,258,258 and $2,116,229 for the nine months ended September 30, 2019 and 2018, respectively. The increase reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for nine months ended September 30, 2018.

Other Income

Other income was $32,094 for the three months ended September 30, 2019 from a money market fund.

Operating Expenses

General and administrative:  General and administrative expenses were $3,479,752 and $2,569,828 and for the nine months ended September 30, 2019 and 2018, respectively.  The increase was due to shares issued pursuant to certain subscription agreements and shares issued as stock compensation to consultants and investor relations..

Research and Development: Research and Development expense were $3,236,713 and $8,124,074 for the nine months ended September 30, 2019 and 2018, respectively. The decrease reflects re-classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for nine months ended September 30, 2018.

Sales and Marketing: Sales and Marketing expenses were $389,610 and $7,773,794 for the nine months ended September 30, 2019 and 2018, respectively. The decrease reflects classification of certain Research and Development and Sales and Marketing expense previously included in Cost of Service for nine months ended September 30, 2018.

Net (Loss)

The Company reports a net loss of ($2,778,623) for the nine months ended September 30, 2019 as compared to a net loss ($3,551,943) for the nine months ended September 30, 2018. The decrease in the net loss is due to a decrease in consultancy fees and stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2019, we had total assets of $11,699,111 and $2,217,605 in liabilities. Thus, we had a total stockholders’ equity of $9,481,506 as of September 30, 2019.

As of September 30, 2019, we had a cash balance of $5,820,629.

Cash Used in Operating Activities

Operating activities used ($2,061,614) in cash for the nine months ended September 30, 2019, as compared to ($5,797,905) in cash for the nine months ended September 30, 2018.  This decrease is attributable to decreased net loss and deposit paid for research and development fee.

Cash Provided by Financing Activities

Financing activities provided $7,150,888 in cash for the nine months ended September 30, 2019, as compared to $5,681,413 for the nine months ended September 30, 2018.  This increase is attributable to increased proceeds from stock issuance.

As reflected in the financial statements, the Company had net cash in operations of $5,089.274 and has a net loss of $2,778,623 and an accumulated deficit of $ 43,850,594 as at September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were effective as of September 30, 2019.

c) Changes in Internal Control over Financial Reporting

Our management has reported to the Audit Committee the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management and we are in the process of remediating the cited material weaknesses. For example, the Company is actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered shares of equity securities sold during this time period which were not previously disclosed.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Form of Subscription Agreement
10.2*	Form of Warrant
10.3*	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019.
31.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weyland Tech Inc.
November 14, 2019	/s/ Brent Y Suen President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer