Form 10-K
period 2019-12-31
WEYLAND TECH, INC.
filed 2020-03-30
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, based upon the closing price of the common stock as reported by the OTCQX Market on such date, was approximately $30,320,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 26, 2020 the registrant had 160,597,190 (pre-reverse split) shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical facts contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “could,” “would,” “continue” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such, the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

Any or all of the forward-looking statements in this annual report may turn out to be inaccurate, and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	our ability to raise capital, which in turn is related to the performance of our stock price and liquidity;
●	dependence on key personnel;
●	industry competition;

●	continued growth of mobile app markets;

●	the operation of our business; and

●	general economic conditions in the ASEAN, Asia-Pacific Region, and in the United States.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in this annual report and elsewhere in this document and in our other filings with the SEC.

USE OF TERMS

Except as otherwise indicated by the context, all references in this annual report to:

●	“Weyland Tech,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Weyland Tech Inc. and all its subsidiaries that may exist from time to time;

●	“SEC” is to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended;

●	“Exchange Act” is to the Securities Exchange Act of 1934, as amended; and

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

ii

PART I

Item 1. Business

Overview

Weyland Tech, Inc., a Delaware corporation that incorporated in 2004, enables small-to-medium-sized businesses (“SMBs”) to create a mobile application (“app”) for their business without the need of technical knowledge, high investment, or background in information technology (“IT”) by utilizing the Company’s core platform, “CreateApp”, which is a platform that is offered as a Platform as a Service (“PaaS”) to the Company’s clients and customers. Weyland Tech is headquartered in New York, with offices in New York City, and its common stock is quoted on the OTCQX Market under the symbol, “WEYL.”

We provide our PaaS to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our PaaS, which we believe is a simple, easy to build mobile app at an affordable price and in a cost-effective manner. We recognize revenue on a pay to use subscription basis when our customers use our platform in order to create mobile apps for their business.

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest, spun off to shareholders as of December 2018, with the option to purchase an additional 31% equity interest at a later date.

The Company holds a 31% unexercised option in WIP as at December 31, 2019.

On December 18, 2019, the Company, and its wholly-owned subsidiary, Origin8, Inc., a Nevada corporation (“Origin8), entered into an Asset Purchase Agreement (the “Purchase Agreement”) whereby Origin8 would acquire substantially all of the assets of Push Holdings, Inc. (“Push”), a wholly-owned subsidiary of ConversionPoint Technologies, Inc. (“ConversionPoint,” and together with Push, the “Sellers”), in exchange for a total of up 35,714,285 shares of restricted common stock (the “Sellers’ Shares”) of the Company (the “Transaction”).

On January 8, 2020, the Company, via its wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Push pursuant to the terms of the Purchase Agreement.

Under the terms of the Purchase Agreement, at closing the Company issued 28,571,428 of the Sellers’ Shares to ConversionPoint, and the remaining 7,142,857 of such Sellers’ Shares were issued and placed in an independent third-party escrow where such shares will be released to ConversionPoint once the Sellers achieve certain milestone requirements, subject to offset for indemnification purposes.

Products

General

Since 2017, we have been focused on enabling mobile commerce via our enhanced platform offered on a PaaS basis, and the Company’s e-wallet initiative. Product launches with our strategic partners DPEX (Indonesia), BGT (Thailand), and Augicom/Orange (France) are representative of the PaaS platform strategy and product offering.

As of the filing date of this annual report, we currently offer the following products: (i) CreateApp, (ii) AtozPay, and (iii) AtozGo.

CreateApp

CreateApp, the Company’s core product and PaaS, allows SMBs to create mobile apps for their business without the need of technical knowledge, high investment, or background in IT.

CreateApp has evolved over the course of 2017, 2018 and 2019 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia and the United States. The platform enhancements have taken the Company’s technology from a standalone DIY app builder, to an enhanced platform built to enable mobile commerce by empowering users to create their own e & M-commerce ecosystem.

In 2019, Weyland focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners, and after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the Company in 2018 and 2019.

AtozPay

AtozPay, beta testing originally launched in late 2017 as the Company’s e-wallet initiative, is a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform that provides payment capabilities to users of our platform. However, AtozPay is designed to be a robust, universal payment platform, therefore, its growth is not limited to the Company’s PaaS customers alone.

Since its launch, AtozPay has surpassed the Company’s expectations as it has achieved stronger than anticipated customer traction with limited marketing expense. In 2019, AtozPay’s total gross mobile transaction volume totaled $16 million.

AtozGo

AtozGo is our PaaS platform that provides mobile payment capabilities for the local food delivery service industry.

We launched AtozGo in the fall of 2019 in Jakarta, Indonesia, and as of the filing date of this annual report, AtozGo has reached a registered customer base of 102,000 mobile users. About 16% of the userbase has been generating more than 16,000 deliveries per day.

The Company plans to continue to reinvest in AtozGo in order to increase user growth and regional expansion with its unique pedestrian-powered approach to urban food delivery.

Product Development

Development of our software is focused on expanding product lines, designing enhancements to our core technologies, and integrating existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so.

Our Strategy

Although Weyland Tech’s CreateApp platform originally focused on the Pan-Asia markets—the platform is provided in fourteen, predominantly Asian, languages—we have partners that work with us to develop other markets.

The CreateApp platform enables SMBs to create a mobile app without the need of technical knowledge, high investment or background in IT.

We believe that through our app, SMBs can increase sales, reach more customers and promote their products and services via a simple easy to build mobile app at an affordable price and in a cost-effective manner.

Weyland Tech currently offers the CreateApp platform directly, as a Platform as a Service (PaaS).

Weyland Tech also offers a DIY App builder through a ‘white label’ platform, also under a PaaS model, with the apps developed generating revenue in the following markets, primarily via cooperation agreements that were structured in late 2015, 2016 and 2017.

For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform.

Plan of Operations

During 2019 Weyland plans to continue to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a PaaS basis.

This includes the continued roll-out of the PaaS platform with our strategic partners in various regions as well as introducing additional logistics solutions with PT Royal Express Indonesia.

Furthermore, the company expects to expand the AtoZPay e-wallet services as our QR Code payment technology trials to continue and are now poised to launch a robust marketing effort. The company’s partnership with Finnet is expected to accelerate adoption to over 200,000 merchant outlets using AtoZPay QR technology after our launch in early 2019.

Finnet http://www.finnet-indonesia.com/home/en, founded in 2005, is 60% owned by PT. Telekomunikasi Indonesia, the largest provider of telecom services in Indonesia, is currently the largest ‘fixed-line’ provider with over 10 million households and businesses as their clients.

Further, the Company plans to expand the AtoPay e-wallet solution to other Greater South East Asia countries.

Finally, the company also plans to begin cross-selling efforts of the PaaS platform to customers in the Indonesian market that initially adopted the AtoZPay e-wallet solution. At the same, the company plans to expand marketing efforts to specific affinity groups and everyday product merchants currently underserved in Indonesia.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content and brand awareness.

Sales

Service revenues were $34,648,621 and $22,667,325 for the twelve months ended December 31, 2019 and 2018, respectively. The increase is due to a push for market share for the CreateApp platform during 2019 in highly competitive emerging markets as well as new subscriptions sold to existing customers and subscriptions sold directly to new customers.

Marketing

Sales and Marketing expense were $389,610 for the twelve months ended December 31, 2019, (2018: $0). This represents the marketing, market awareness and positioning expenses in June 2019 in connection with the Reg. S fund raising efforts assisted by a consulting company.

Research and Development

Research and Development expense were $6,412,998 and $4,773,349 for the twelve months ended December 31, 2019 and 2018, respectively. The increase reflects a reclassification from cost of service, spending on website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZ Pay payment facility into the PaaS 3.0 platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems. The increase was funded primarily from operating income and capital raising efforts.

Additional functionality added and enhanced during 2019 includes but is not limited to:

Infrastructure Improvements

●	Instance Housekeeping

●	OpenSSL integration

●	Cloudwatch integration

●	Upgrade Jenkins Server

Enhancements

●	Version 3 Migration

●	Improve Publishing & Build Preparations

●	Improve Email notification templates

●	Admin Panel - Manage Merchant Enhancements

●	Admin Panel - Manage Resellers Enhancements

●	Admin Panel - Manage Application Enhancements

●	Admin Panel - Menu Updates

●	Contact Us & Map Routing Enhancements

●	Implement Event Sorting Functionality

●	Rupiah Currency Enhancement

●	Shipping Enhancement

●	Publishing Email Notification Enhancement

●	Publishing Page Enhancement

●	VAT field Enhancement

●	Gallery Module Enhancement

●	Image Loading Enhancement

●	Transactional Email Distributions Enhancement

New Features

●	Implement Advertisement Module

○	Google Admob Integration

○	StartApp Integration

○	Inmobi integration

●	Bank Transfer payment method Implementation

●	64-bit Android Capabilities Implementation

●	Android X compatibility Implementation

●	Implement Android Go Devices compatibility

●	Upgrade Android API Level to version 28 (Pie) and 29 (Android 10)

●	QR Code Implementation at Invoice

●	iOS 12 & 13 compatibility Implementation

●	iPhone X and above compatibility implementation

●	Platform & Preview Kit Versioning System

●	Fastlane Integration

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

SMBs

The Company believes that these agreements will create a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company’s business and enhance shareholder value. Given the nature of DIY mobile apps (“apps”), and the primary target market of SMBs, a typical go-to-market strategy would have a direct sales force or resellers approach SMBs directly to drive our revenue.

Over the past two years, the Company has evolved our Platform as a service model with three distinct market paths to drive recurring revenue business model:

A) Cooperation agreements in countries/regions where our partners are responsible for targeting SMBs either through an installed base of customers or groups of Direct Sellers with a sales force encompassing SMBs as end customers.

B) Enterprise Solutions where large retailers (hypermarket chains, mall owners, brand owners with company-owned and franchise stores) adopt a ‘Master App’ on a white-label basis, hosted at a 3rd party regional Hosting or Data Center facility.

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

With the above strategy, we believe that the Company has been able to maintain a lower capital expenditure base due to the ‘level-two’ customer support vs. ‘level-one’ customer support, smaller sales and marketing teams, and the need to provide hosting services.

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

Growth of the Mobile Apps Industry

We believe that there are a number of factors that are contributing to the continued growth of the mobile apps industry: (i) smartphone adoption continues to increase globally; (ii) lower purchase prices of smartphones for consumers; (iii) smartphone users are becoming increasingly comfortable with the process of searching for and conducting business on their phones; (iv) SMBs are placing more emphasis on implementing a mobile app versus a mobile website to enable customers to gain a higher level of interaction and functionality; and (v) internet users in emerging markets use smartphones as their primary internet access device, having bypassed the desktop PC entirely. We believe that the Company will be able to participate in the growth of the mobile apps industry by offering an affordable, easy to build and use platform.

Recent Developments

Acquisition of Assets of Push Holdings, Inc.

On December 18, 2019, the Company and its wholly-owned subsidiary, Origin8, Inc., a Nevada corporation (“Origin8”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) whereby Origin8 would purchase substantially all of the assets of Push Holdings, Inc. (“Push”), a wholly-owned subsidiary of ConversionPoint Technologies, Inc. (“ConversionPoint”), in exchange for a total of up to 35,714,285 shares of restricted common stock (the “Shares”) of the Company (the “Transaction”).

On January 8, 2020, the Company completed the Transaction. Under the terms of the Purchase Agreement, at closing, the Company issued 28,571,428 Shares to ConversionPoint and 7,142,857 Shares were issued and placed in an independent third-party escrow where such Shares will be released to ConversionPoint if ConversionPoint and Push achieve certain performance milestone requirements, subject to offset for indemnification purposes.

Approval of Reverse Split Ratio Range; Effectuating Reverse Split

On November 15, 2019, we held a Special Meeting of Stockholders (the “Special Meeting”) pursuant to notice duly given. At the Special Meeting, our stockholders were asked to consider and vote on the proposal to grant the Company’s Board of Directors (the “Board”) discretionary authority to amend the Company’s Certificate of Incorporation to effectuate a reverse stock split of the Company’s common stock, $0.0001 par value (“Common Stock”), by a ratio of no less than 1-for-5 and no more than 1-for-20, with such ratio to be determined by the Board in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the purpose of the Reverse Split is to attempt to obtain a listing of the Company’s Common stock on The Nasdaq Capital Market (the “Proposed Action”).

On November 15, 2019, our stockholders approved the Proposed Action.

On February 25, 2020, the Board filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the Reverse Split of the Company’s Common Stock, at a ratio of 1-for-13.

The Reverse Split became effective on February 27, 2020 (the “Effective Date”), and was approved by the Financial Industry Regulatory Authority (“FINRA”).

On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Split, divided by (ii) 13.

The Reverse Split did not change the current authorized number of shares of capital stock of the Company. Thus, the Company shall continue to be authorized to issue up to 250,000,000 shares of Common Stock.

Competition

Our business is rapidly evolving and highly competitive. Our current and potential competitors include, eCommerce and eWallet platforms.

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

Intellectual Property

The Company has, under a software purchase agreement (“SPA”), the eWallet platform currently operating under the brand names AtozPay and AtozGo in Indonesia, and the global rights to market and operate in other countries, worldwide.

Legal Proceedings

From time to time, we may be a party to legal proceedings and subject to claims incident in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition or business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.

Employees

The Company currently has seventeen full-time contracted personnel in Singapore, Myanmar, Hong Kong and the United States.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Government Approval and Effect of Government Regulations

Because our core business is to provide a PaaS platform that allows SMBs to build their presence on mobile devices, we do not believe that any government agency approval is required for the products and services that we provide to our customers.

However, governmental regulations, including foreign governmental regulations, may affect our business. For more information, see the section titled, “Risk Factors” found on Part I, Item 1A, to this Annual Report.

Available Information

Our website address is www.weyland-tech.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. In addition to other information in this Annual Report and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

If our systems fail to perform for any reason, we could experience disruptions in operations, slower response times, or decreased customer satisfaction. Our ability to host mobile apps successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our hosting company’s computer and communications hardware and software systems. Although unlikely, our hosting company’s systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, and similar events. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name, and materially adversely affect our business, financial condition and results of operations and cash flows.

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information, and other sensitive information relating to our customers, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue.

To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new or existing customers from using these new or enhanced products or services or the loss of new or existing customers. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we extensively test each new or enhanced product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

Defects or errors in our applications could harm our reputation, result in significant cost to us and impair our ability to market our products and services.

Our applications may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when we do more frequent releases of new products and enhancements of existing products. We have, from time to time, found defects in our applications. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our applications may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our applications, or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated.

As part of our current business model, we deliver our applications over the Internet and store and manage hundreds of terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. Our hosting services are subject to service-level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

Upgrading our products and services could result in implementation issues and business disruptions.

We update our products and services on a periodic basis. In doing so, we face the possibility that existing customers will find the updated product and/or service unacceptable, or new customers may not be as interested as they have been in the past versions. Furthermore, translation errors might introduce new software and/or technical bugs that will not be caught.

New entrants and the introduction of other platforms in our markets may harm our competitive position.

The markets for development, distribution, and sale of offering SMBs a platform to create mobile apps for their business are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products, and new platforms may make it more difficult for us to sell our products which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to design new products, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing mobile apps industry. Introduction of new products and product enhancements will require coordination of our efforts with our customers to develop products that offer performance features desired by our customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet our anticipated release schedules or that our products will be competitive in the market. Furthermore, given the rapidly changing nature of the mobile apps market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

Our cost structure is partially fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is partially fixed, and if our revenues decrease, these fixed costs will not be reduced. We base our cost structure on historical and expected levels of demand for our services, as well as our fixed operating infrastructure, such as computer hardware, software, and staffing levels. If demand for our services declines, and as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

Attrition of customers and failure to attract new customers could have a material adverse effect on our business, financial condition and results of operations, and cash flows.

Although we offer mobile apps designed to support and retain our customers, our efforts to attract new customers or prevent attrition of our existing customers may not be successful. If we are unable to retain our existing customers or acquire new customers in a cost-effective manner, our business, financial condition and results of operations, and cash flows would likely be adversely affected. Although we have spent significant resources on business development and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers.

Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers.

One component of our overall business strategy is to derive more revenues from our existing customers by expanding their use of our products and services. Such strategy would have our customers utilize our PaaS platforms and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed business decisions during the research and development process. In addition, we seek to expand into new markets, and new areas within our existing markets, by potentially acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies could increase the usage of our PaaS platforms from SMBs operating within our existing customer base, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States and Indonesia. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In response to this, many employers throughout the United States and elsewhere (including us) are preparing and increasing as much as possible the capacity and arrangement for employees to work remotely. However, we are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may result in the inability of our vendors or contractors to provide services on a timely basis. In addition, announcements from health professionals or governmental agencies may have the effect of reducing our in-person staffing or postpone meetings with vendors and customers in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

Over the years, we have expanded our business through acquisitions. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products may be developed which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and distribution of our management’s attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

Some of the same risks exist when we decide to sell a business, site, product line, or division. In addition, divestitures could involve additional risks, including the following: difficulties in the separation of operations, services, products, and personnel; and the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture. We evaluate the performance and strategic fit of our businesses. These and any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site, product line, or division, and as a result, we may not achieve some or all of the expected benefits of the divestitures.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational, and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results, and financial condition.

We may be unable to respond to customers’ demands for new mobile app solutions and service offerings, and our business, financial condition and results of operations, and cash flows may be materially adversely affected.

Our customers may demand new mobile app solutions and service offerings. If we fail to identify these demands from customers or update our offerings accordingly, new offerings provided by our competitors may render our existing solutions and services less competitive. Our future success will depend, in part, on our ability to respond to customers’ demands for new offerings on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new offerings. In addition, our new offerings may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new offerings or enhancements of our current offerings could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Increasing competition and increasing costs within our customers’ industries may affect the demand for our products and services, which may affect our results of operations and financial condition.

Our customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs, budget costs, and capital expenditures. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition that our customers face in their respective industries. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce their research and development costs, budget costs, and capital expenditures. Although we believe our products can help our customers increase productivity, generate additional sales, and reduce costs in many areas, because our products and services depend on such research and development, budget, and capital expenditures, our revenues may be significantly reduced.

We are subject to pricing pressures in some of the markets we serve.

The market for PaaS for the SMB industry is intensely competitive. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

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

We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.

Three (3) customers accounted for 13.05%, 9.23% and 7.99% of net sales for fiscal year 2019. Three (3) customers accounted for 16.43%, 6.15% and 5.38% of net sales for fiscal year 2018. Three (3) customers accounted for 14.78%, 7.18% and 5.34% of net sales for fiscal year 2017. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.

We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. We have contractual agreements with our CEO, CFO, and COO.

If our CEO, CFO, COO, or other members of senior management do not continue in their present positions, our business may suffer. Because of the nature of our business, we are highly dependent upon attracting and retaining qualified personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in our industry. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key technical, UX, and managerial personnel in a timely manner, could harm our business.

We are subject to risks associated with the operation of a global business.

We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2019, 2018, and 2017, 100%, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Potential changes in U.S. and international tax law.

Tax proposals to reform corporate tax law are constantly being considered. Proposals include both increasing and reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, implementing a territorial regime of taxation, limiting the ability of U.S. corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer U.S. tax on offshore earnings. These or other changes in the U.S. tax laws could increase our effective tax rate, which would affect our profitability.

Changes in government regulation or in practices relating to mobile apps and e-wallet industries could decrease the need for the products and services we provide.

Governmental agencies throughout the world, including but not limited to the U.S., regulate mobile apps, e-wallets, and the products and services we offer to our customers. Changes in regulations, such as a relaxation in regulatory requirements, or an increase in regulatory requirements that we have difficulty satisfying or that make our products and services less competitive, could eliminate or substantially reduce the demand for our products and services.

Any negative commentaries made by any regulatory agencies or any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

Any negative commentaries made by any regulatory agencies or any failure on our part to comply with applicable regulations could result in the termination of customers using our products and services. This could harm our reputation, our prospects for generating future revenue, and our operating results. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages, and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend.

We are subject to claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.

We could incur substantial costs resulting from product liability claims relating to our products or services or our customers’ use of our products or services.

Any failure or errors caused by our products or services could result in a claim for substantial damages against us by our customers, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, a court may not enforce our indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to us. In addition, our existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements.

As a public company with common stock quoted on OTCQX Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC, may result in increased general and administrative expenses and a diversion of management’s time and attention as we respond to new requirements.

RISKS RELATED TO OUR COMMON STOCK

Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past, and may vary from quarter to quarter or year to year and are influenced by such factors as:

●	changes in the general global economy;
●	changes in customer budget cycles;
●	the number and scope of ongoing customer engagements;
●	changes in the mix of our products and services;
●	competitive pricing pressures;
●	the extent of cost overruns;
●	buying patterns of our customers;
●	the timing of new product releases by us or our competitors;
●	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;
●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	customer demand for our business solutions;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	the timing and charges associated with completed acquisitions, divestitures, and other events;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;
●	exchange rate fluctuations;
●	loss of external funding sources;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and
●	addition or departure of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you may want to sell your interest in our common stock.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We anticipate having limited analyst coverage and we may continue to have inadequate analyst coverage in the future. Even if we obtain adequate analyst coverage, we would have no control over such analysts or the content and opinions in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 26, 2020, we have 160,597,190 (pre-reverse split) shares of our common stock outstanding.

Moreover, we may enter into agreements with certain holders of our common stock which could give such holders certain rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, as may be amended from time to time, may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

●	authorize our board of directors to issue up to 250,000,000 shares of authorized common stock;

●	specify that special meetings of our stockholders can be called only by the Chairman of our board of directors, President, or Vice President; and

●	provide that stockholders will not be allowed to vote cumulatively in the election of directors;

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us, unless such transaction satisfies certain conditions.

These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws, as may be amended from time to time, make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, due to lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, develop and exploit existing and new products, expand into new markets, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.

Part of our success is dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, unpatented know-how, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition, and assignment-of-inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Claims by others that we infringe their intellectual property or trade secret rights could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.

Intellectual property or trade secret claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have a material adverse effect on our business. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

Some of our products and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.

Some of our products utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

Our international operations subject us to a variety of risks and challenges, including: exposure to fluctuations in foreign currency exchange rates, increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, at a rate of $820 per month.

Origin8, Inc., our wholly-owned subsidiary effective January 8, 2020, subleases approximately 350 square feet of office space in Irvine, CA, at a rate of $2,900 per month on a month to month basis. They also lease approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $ 367,200 per annum. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods. The related rent expense for the leases is calculated on a straight-line basis with the difference recorded as deferred rent.

The Company believes these premises are suitable for the conduct of its business.

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any material pending, threatened, or unasserted claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, par value $0.0001 per share, is quoted on the OTCQX Market under the symbol “WEYL.”

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	2019		2018
Year ended December 31, 2019 and 2018	High	Low	High	Low
Quarter Ended December 31	$0.56	$0.32	$2.98	$0.53
Quarter Ended September 30	$0.75	$0.28	$3.05	$1.11
Quarter Ended June 30	$0.99	$0.24	$4.58	$0.96
Quarter Ended March 31	$0.89	$0.36	$7.08	$3.53

Holders

As of March 26, 2020, there were 160,597,190 (pre-reverse split) shares of our common stock outstanding held by approximately 2,200 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our future dividend policy will be determined at the discretion of our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, capital requirements, general business conditions, income tax consequences, and other factors that our Board of Directors may deem to be relevant. In addition, cash dividends may generally only be issued if we have a capital surplus.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities.

During the year ended December 31, 2019, the Company engaged in the following sales and issuances of unregistered securities:

In between January 16, 2019 and May 10, 2019, the Company completed a private placement pursuant to which it sold 3,706,000 shares of its common stock to individuals at a price of $0.10 per share resulting in proceeds of $370,600 to the company.

On January 28, 2019, February 12, 2019, May 6, 2019, June 5, 2019, and June 20, 2019, the Company issued 661,202 shares of its common stock to advisor for services provided to the Company.

On February 14, 2019, the Company issued 820,000 shares of its common stock to legal consultant in exchange for services provided to the Company; and 605,000 shares in connection with advisory on the Myanmar initiative.

On March 12, 2019, the Company issued 250,000 shares of its common stock to legal consultant in exchange for services provided to the Company.

On April 30, 2019, the Company issued 250,000 shares of its common stock to financial advisor in exchange for services provided to the Company.

On May 10, 2019, the Company issued 875,000 shares of its common stock to finder and consultant in exchange for services provided to the company.

On June 5, 2019, the Company issued 1,086,000 shares of its common stock to legal consultant, technology consultants and strategy consultant in exchange for services provided to the Company.

On June 14, 2019, the Company issued 325,500 shares of its common stock to strategy consultants and up listing consultant in exchange for services provided to the Company.

On June 14, 2019, the Company completed a private placement pursuant to which it sold 500,000 shares of its common stock to an individual at a price of $0.20 per share resulting in proceeds of $100,000 to the Company.

On June 20, 2019, the Company issued 3,329,940 shares of its common stock with a two-year lock-up from the date of issuance, as part of a legal settlement. On 9 July, 2019, 3,550,000 shares of the Company’s common stock were returned to treasury as part of the legal settlement.

On July 12, 2019, July 16, 2019 and July 26, 2019, the Company issued 2,545,000 shares of its common stock to consultants and up listing consultant in exchange for services provided to the Company.

On July 12, 2019, the Company issued 250,000 shares of its common stock to board advisor in exchange for services provided to the Company.

On July 16, 2019, the Company issued 447,000 shares of its common stock to legal consultants in exchange for services provided to the Company.

On July 16, 2019, the Company completed a private placement pursuant to which it sold 500,000 shares of its common stock to an individual at a price of $0.20 per share resulting in proceeds of $100,000 to the Company.

On August 22, 2019, the Company issued 1,450,000 shares of its common stock to strategy consultant in exchange for services provided to the Company.

On August 22, 2019, the Company issued 666,667 shares to individual investor in advance of $100,000 investment to come in 2020.

On August 22, 2019, the Company completed a private placement pursuant to which it sold 270,000 shares of its common stock to individuals at a price of $0.15 per share resulting in proceeds of $40,500 to the Company.

On October 23, 2019, the Company issued 250,000 shares of its common stock to legal consultants in exchange for services provided to the Company.

On November 13, 2019, the Company issued 2,150,000 shares of its common stock to senior management and founder in exchange for services provided to the Company.

On November 21, 2019, the Company issued 6,000,000 shares of its common stock to senior management, directors and operational staff in exchange for services provided to the Company.

On November 21, 2019, the Company issued 144,761 shares of its common stock to strategy consultants in exchange for services provided to the Company.

On December 4, 2019, the Company completed a private placement pursuant to which it sold 40,000 shares of its common stock to an individual at the price of $0.10 per share resulting in proceeds of $4,000 to the Company.

On December 5, 2019, the Company issued 160,000 shares of its common stock to consultant in exchange for services provided to the Company.

On August 19, 2019 and November 15, 2019, the Company completed private placements pursuant to which it sold 45,511,676 shares of its common stock to individuals at prices of $0.15 and $0.25 per share resulting in proceeds of $7,023,350.

On December 31, 2019, the Company partially completed a private placement pursuant to which it sold 6,251,162.67 shares of its common stock to individuals at prices of $$0.30 and $0.15 per share resulting in proceeds of $1,808,350 to the Company.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D and/or Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition, and took the securities for investment purposes and understood the ramifications of their actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals or entities represented that they were each an “accredited investor” as defined in Regulation D at the time of issuance of the securities, and that each of such individuals or entities was acquiring such securities for their own account and not for distribution. All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Use of Proceeds

Not applicable.

Repurchases

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended December 31, 2019. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, and our consolidated financial statements and the related notes included elsewhere in this report. Our historical results for any prior period are not indicative of our future results.

	For the Year Ended December 31,
Statements of operations data	2019		2018		2017		2016		2015
Net Revenues		$34,648,621		$22,667,325		$15,578,171		$12,942,353		$2,553,992
Cost of revenues		28,411,869		18,643,914		11,267,879		7,817,973		1,552,258
Gross margin		6,236,752		4,023,409		4,310,292		5,124,380		1,001,734

Other Income		72,359		250		23,625		181,391		-
Gross Income		6,309,111		4,023,659		4,333,917		5,305,771		1,001,734

Operating Expenses:
Depreciation and amortization		101,933		268,600		351,933		351,933		83,333
Marketing and selling		389,610		-		-		-		-
Bad debt provision		-		-		-		698,736		-
General and administrative		5,918,660		2,880,387		1,937,482		988,686		184,680
Research and development		6,412,998		4,773,349		1,889,304		2,928,947		-
Total operating expenses		12,823,201		7,922,336		4,178,719		4,968,302		268,013

(Loss) income from operations		(6,514,090)		(3,898,677)		155,197		337,649		733,721

Impairment loss on investment in associate		-		(200,000)				-		-

Income from operations before income taxes		(6,514,090)		(4,098,677)		155,197		337,469		733,721
Provision for income taxes		27,596		-		229,479		(229,479)		-
Net (Loss) Income		$(6,541,686)		$(4,098,677)		$(74,281)		$566,948		$733,721

(Loss) Earnings per share
Basic		$(0.1147)		$(0.1423)		$(0.003)		$0.031		$0.003
Diluted-NA	$		$		$		$		$

Weighted-average common shares outstanding
Basic		57,016,221		28,809,276		22,072,569		18,510,393		229,809,001
Diluted

Dividend per common share		$-		$-		$-		$-		$-
Dividends-NA		$-		$-		$-		$-		$-

	For the Year Ended December 31,
Balance Sheet data	2019	2018	2017	2016	2015

Cash and cash equivalents	$2,972,649	$731,355	$1,056,399	$1,003,924	$832,218
Net working capital	10,343,993	4,395,711	2,268,794	1,217,947	(136,797)
Total assets	11,331,544	5,488,537	5,297,461	3,395,878	2,249,815
Total liabilities	875,953	379,295	2,046,536	843,867	1,699,715
Total shareholders’ equity	10,455,591	5,109,242	3,250,925	2,552,011	550,100

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal years ended December 31, 2019, and year ended December 31, 2018. Readers should also read and take into consideration the risks and uncertainties described under the section titled, “Risk Factors” in this Annual Report, and our forward-looking statements disclaimer contained on the cover page in this Annual Report, the provisions of which are incorporated by reference herein.

Overview

Weyland Tech is a global provider of mobile business applications. The Company operates a Platform-as-a-Service (“PaaS”) software used on mobile ’smartphones’. The PaaS platform offers a mobile presence to Small-to-Medium-Sized Businesses (“SMB’s”) in emerging markets, with partnerships on 3 continents and growing. The PaaS platform, offered in 14 languages with over 70 integrated modules, enables SMB’s to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMB’s to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

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

In 2018, Weyland focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users and merchants available to users of the Company’s products on a Platform-as-a-Service (“PaaS”) basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners. And after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction and co-marketing/sales substantially benefited the Company in 2018 and beyond.

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

Components of Results of Operations

Revenue (Service)

The Company’s Platform as a Service (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user’s use of our platform on a white label basis.

The Company maintains the PaaS software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

Cost of Revenue (Service)

Cost of revenue primarily consists of fees from cloud-based hosting services and personnel costs. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars, as product revenue increases.

Operating Expenses

Our operating expenses consist of general and administrative, depreciation and amortization, and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense, are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

General and Administrative – General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

Depreciation and amortization – Depreciation and amortization expense consists primarily of amortization of development costs and trademark for our CA platform.

Research and Development – Research and development expense consists primarily of employee compensation and related expenses, allocated overhead, and developments to our website, e-commerce, and mobile app platforms. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products and services.

Other Income (Expense), net

Other income consists of income received for activities outside of our core business. In 2019, this includes interest from money market funds and license fees.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States, foreign countries, and the respective taxing authorities in jurisdictions in which we conduct business.

Results of Operations

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2019, and December 31, 2018 (Because of rounding, numbers may not foot).

	Fiscal years ended
	December 31, 2019		December 31, 2018
Revenue (service)	$34,648,621	100.0%	$22,667,325	100.0%
Cost of revenues (service)	28,411,869	82.0	18,643,914	82.3
Gross profit	6,236,752	18.0	4,023,409	17.7
Other Income	72,359	0.2	250	0.001
Gross Income	6,309,111	18.2	4,023,659	17.7

Depreciation and Amortization	101,933	0.3	268,600	1.2
General and administrative	5,918,660	17.1	2,880,387	12.7
Sales and Marketing	389,610	1.1	-	-
Research and development	6,412,998	18.5	4,773,349	21.1
Total operating expenses	12,823,201	37.0	7,922,336	35.0
(Loss) from operations	(6,514,090)	(18.8)	(3,898,677)	(17.2)
Impairment loss on investment in associate	-	-	(200,000)	(0.9)
Net(loss) before income tax	(6,514,090)	(18.8)	(4,098,677)	(18.1)
Income tax (expense)	(27,596)	0.1	-	-
Net (loss) income	$(6,541,686)	(18.9)	$(4,098,677)	(18.1)

Revenue (Service)

Service revenues were $34,648,621 and $22,667,325 for the twelve months ended December 31, 2019 and 2018, respectively. The increase is due to a push for market share for the CreateApp platform during 2019 in highly competitive emerging markets as well as new subscriptions sold to existing customers and subscriptions sold directly to new customers.

Cost of Revenue (Service)

Cost of service was $28,411,869 and $18,643,914 for the twelve months ended December 31, 2019 and 2018, respectively.

Other Income

Other income was $72,359 for the twelve months ended December 31, 2019 represents interest and gain on change in fair value from a US based money market bond portfolio.

Operating Expenses

General and Administrative

General and administrative expenses were $5,918,660 and $2,880,387 for the twelve months ended December 31, 2019 and 2018, respectively. The increase was due to increased staff costs, travel, consultancy, professional costs from the increased level of business and expansion of our new digital wallet business AtoZ Pay and costs associated with our Reg S fund raising in July 2019.

Research and Development

Research and Development expense were $6,412,998 and $4,773,349 for the twelve months ended December 31, 2019 and 2018, respectively. The increase reflects spending on our website, e-commerce platform and mobile app development (powered by CreateApp & Magento), completion of the DPEX Enable dashboard as well as integrating various functionality including the AtoZ Pay payment facility into the PaaS 3.0 platform. Additionally, the company continued development of the company’s system support knowledge base and other internal systems. The increase was funded primarily from operating income and capital raising efforts.

(Loss) from operations

The Company posted a loss from operations of ($6,514,090) and ($3,898,677) for the twelve months ended December 31,2019 and 2018, respectively. The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform.

Net(loss)/profit before income tax

The Company posted a net loss before income tax ($6,514,686) and ($4,098,677) for the twelve months ended December 31, 2019 and 2018, respectively. The increase in the loss is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, stock-based compensation and increase in research & development on our platform.

income tax (expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2019 was $2,267,779 (2018: $1,237,210). The increase includes consultancy costs associated with our Reg S fund raising in July 2019.

Net (loss) income

The Company posted a net loss of ($6,541,686) for the twelve months ended December 31, 2019 as compared to a net loss of ($4,098,677) for the year ended December 31, 2018. The increase in the net loss is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, stock-based compensation, and costs associated with our Reg S fund raising in July 2019, our people costs for the our CreateApp business, our digital wallet business and continued development of the company’s system support knowledge base and other internal systems.

Liquidity and Capital Resources

During the year ended December 31, 2019, our primary sources of liquidity came from existing cash and the sale of our securities to certain professional investors. We have internal funds in place to meet our cash requirements for current operations through at least a period of the next eighteen months.

For the year ended December 31, 2019, the Company sold 51,762,839 shares of common stock through private placement offering to high net worth individuals and family offices in Malaysia and Singapore providing gross proceeds of $ 8,831,700.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services.

Management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next eighteen months. Furthermore, the Company is not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of its assets. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all. The Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise monies on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
Cash flows:	2019	2018
Net cash provided by (used in) operating activities	$(6,916,380)	$(6,082,037)
Net cash (used in) investment activities	$(2,730,363)	$(200,000)
Net cash provided by financing activities	$11,888,037	$5,956,993

Operating Activities

During the year ended December 31, 2019, loss from operations used ($ 6,514,090), compared to ($3,898,677) for the year ended December 31, 2018.

Investing Activities

During the year ended December 31, 2019, we did use cash $2,730,363 for investing activities, compared to an impairment loss on our associate of ($200,000) for the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2019, we generated $11,888,037 from financing activities, compared to $5,956,994 of cash generated for the year ended December 31, 2018. The increase of $5,931,044 in cash generated from financing activities was primarily a result of the Reg S share placement to professional investors.

Known Trends or Uncertainties

We have seen some consolidation in the mobile applications industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

We believe that the need for improved productivity in the research and development activities directed toward developing new and enhanced PaaS applications will continue to result in SMBs utilizing our products and services. New product developments could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

The potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report.

Recently Issued or Newly Adopted Accounting Standards

Our recently issued or newly adopted accounting standards are included in Note 2 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

WEYLAND TECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weyland Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weyland Tech Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

Hong Kong
March 30, 2020

We have served as the Company’s auditor since 2012

WEYLAND TECH, INC.

Consolidated Balance Sheets

	December 31	December 31
	2019	2018

ASSETS
Non-current assets
Intangible assets, net	611,598	713,531
		-
Total non-current assets	611,598	713,531
Current assets
Amount due from Associate	2,825,700	862,000
Other amounts recoverable	549,550	-
Prepayment, deposit and other receivables	1,641,684	3,181,651
Financial Assets held for resale	2,730,363	-
Cash and cash equivalents	2,972,649	731,355
Total current assets	10,719,946	4,775,006
Total assets	$11,331,544	$5,488,537

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	-	18,000
Accruals and other payables	298,453	283,795
Amount due to director	77,500	77,500
Total current liabilities	375,953	379,295

Non-Current Liabilities
Bank Loan	500,000	-
Total non-current liabilities	500,000	-
Total liabilities	875,953	379,295

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 111,304,253 and 36,915,343 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11,130	3,692
Additional paid-in capital	58,058,118	46,177,521
Accumulated deficit brought forward	(47,613,657)	(41,071,971)
Total stockholder’s equity	10,455,591	5,109,242
Total liabilities and stockholders’ equity	$11,331,544	$5,488,537

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2019	2018
Service Revenue	$34,648,621	22,667,325
Cost of Service	28,411,869	18,643,914
Gross Profit	6,236,752	4,023,409

Other Income	72,359	250
Gross Income	6,309,111	4,023,659

Operating Expenses
Depreciation and amortization	101,933	268,600
Research and development	6,412,998	4,773,349
Sales and Marketing	389,610	-
General and administrative	5,918,660	2,880,387
Total Operating Expenses	12,823,201	7,922,336

(Loss) from Operations	(6,514,090)	(3,898,677)

Impairment loss on associate	-	(200,000)
Net (Loss) before income tax	(6,514,090)	(4,098,677)
Income tax (Corporate tax)	27,596	-
Net (Loss) for the year	$(6,541,686)	(4,098,677)

Net (loss) profit per common share - basic and fully diluted:	(0.1147)	(0.1423)

Weighted average number of basic and fully diluted common shares outstanding	57,016,221	28,809,276

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2019	2018
Cash flows from operations:
(Loss) from continuing operations	$(6,541,686)	(4,098,677)
Adjustment to reconcile net profit to net cash used in operating activities:
Amortization of intangible assets	101,933	268,600
Impairment loss on associate	-	200,000
Changes in operating assets and liabilities:
Amount due from Associates	(1,963,700)	(862,000)
Other amounts recoverable	(549,550)	-
Deposits and other receivables	(22,295)	173,945
Prepayments	1,562,262	(96,665)
Accounts payable, accruals and other payables	(3,344)	26,287
Stock subscription payables	-	(1,771,028)
Bank Loan	500,000	-
Amount due from director	-	77,500
Net cash used in operations	(6,916,380)	(6,082,038)
Cash flows from investment activities:
Investment on associate	-	(200,000)
Financial assets held for resale	(2,730,363)	-
Net cash used in investment activities	(2,730,363)	(200,000)
Cash flows from financing activities:
Proceeds from stock issuance	11,888,037	5,956,994
Net cash provided by financing activities	11,888,037	5,956,994
Net (decrease)/increase in cash and cash equivalents	2,241,294	(325,044)
Cash and cash equivalents, beginning of year	731,355	1,056,399
Cash and cash equivalents, end of year	$2,972,649	731,355
Supplemental cash flow disclosure:
Cash paid for interest expenses	$-	-
Cash paid for income taxes	$-	-
Non-cash transactions
Issuance of shares for services received	$2,267,779	1,237,210

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC

Consolidated Statements of Stockholders’ Equity

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity

Balance December 31, 2014	46,256,568	$463	$36,219,595	$1,765,855	$(38,199,681)	$(213,768)
Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	(58,407)	58,407	-	-	-
Shares issued for services	1,163,600	116	23,146	-	-	23,262
Issuance of Shares	590,905,667	59,091	(52,206)	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721

Balance December 31, 2015	12,628,688	$1,263	$36,248,942	$1,765,855	(37,465,960)	$550,100
Issuance of Shares	9,747,440	975	3,200,003	(1,765,855)	-	1,435,123
Cancelation of shares	(1,598,000)	(160)				(160)
Net profit for the year	-	-	-	-	566,948	566,948
Balance December 31, 2016	20,778,128	$2,078	$39,448,945	$-	$(36,899,012)	$2,552,011
Issuance of Shares	1,370,500	137	384,409	-	-	384,546
Cancelation of shares	(100,000)	(10)	10	-	-	-
Shares issued for services	1,412,000	141	388,509	-	-	388,650
Net loss for the year	-	-	-	-	(74,282)	(74,282)
Balance December 31, 2017	23,460,628	$2,346	$40,221,873	$-	$(36,973,294)	$3,250,925
Issuance of Shares	4,320,575	432	4,719,352	-	-	4,719,784
Cancelation of shares	(62,964)	(6)	6	-	-	-
Shares issued for services	9,197,104	920	1,236,290	-	-	1,237,210
Net loss for the year	-	-	-	-	(4,098,677)	(4,098,677)
Balance December 31, 2018	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of Shares	58,627,601	5,748	9,614,508	-	-	9,620,256
Cancelation of shares	(3,550,000)	(355)	355	-	-	-
Shares issued for services	19,311,309	2,045	2,265,734	-	-	2,267,779
Net loss for the year	-	-	-	-	(6,541,686)	(6,541,686)
Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591

*The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015

The accompanying notes are an integral part of these financial statements

Weyland Tech, Inc.

DECEMBER 31, 2019 AND 2018

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech is a global provider of mobile business applications. Its Platform-as-a-Service (“PaaS”) platform offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This Do It Yourself (“DIY”) mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMBs”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMBs to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

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

GROUP ACCOUNTING

Subsidiaries are entities (including special purpose entities) over which the Group has power to govern the financial and operating policies, generally accompanying a shareholding of more than one half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity. The purchase method of accounting is used to account for the acquisition of subsidiaries. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued or liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values on the date of acquisition, irrespective of the extent of any minority interest. Subsidiaries are consolidated from the date on which control is transferred to the Group to the date on which that control ceases. In preparing the consolidated financial statements, intercompany transactions, balances and unrealised gains on transactions between group companies are eliminated. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Where necessary, adjustments are made to the financial statements of subsidiaries to ensure consistency of accounting policies with those of the Group. Minority interest is that part of the net results of operations and of net assets of a subsidiary attributable to interests which are not owned directly or indirectly by the Group. It is measured at the minorities’ share of the fair value of the subsidiaries’ identifiable assets and liabilities at the date of acquisition by the Group and the minorities’ share of changes in equity since the date of acquisition, except when the losses applicable to the minority in a subsidiary exceed the minority interest in the equity of that subsidiary. In such cases, the excess and further losses applicable to the minority are attributed to the equity holders of the Company, unless the minority has a binding obligation to, and is able to, make good the losses. When that subsidiary subsequently reports profits, the profits applicable to the minority are attributed to the equity holders of the Company until the minority’s share of losses previously absorbed by the equity holders of the Company has been recovered. Please refer to Note 5 for the Company’s accounting policy on investments in subsidiaries.

SUBSIDIARIES

Investments in subsidiaries are stated at cost less accumulated impairment losses in the Company’s balance sheet. On disposal of investments in subsidiaries, the difference between net disposal proceeds and the carrying amount of the investment is taken to the income statement.

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

FINANCIAL ASSETS

Financial assets at fair value through profit or loss are stated at fair value, with any resultant gain or loss recognised in profit or loss. The net gain or loss recognised in profit or loss incorporates any dividend or interest earned on the financial asset and is included in ‘other gains and losses’ line in the statement of profit or loss and other comprehensive income. Fair value is determined in the manner described in Note 4.

The Company measures certain financial assets at fair value on a recurring basis, including the available-for-sale debt securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board (FASB) that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

The levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

Available-for-sale investments

Certain shares and debt securities held by the group are classified as being available for sale and are stated at fair value. Fair value is determined in the manner described in Note 4. Gains and losses arising from changes in fair value, impairment losses, interest calculated using the effective interest method and foreign exchange gains and losses on monetary assets are recognised directly in profit or loss. Dividends on available-for-sale equity instruments are recognised in profit or loss when the Company’s right to receive payments is established. The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at end of the reporting period. The change in fair value attributable to translation differences that result from a change in amortised cost of the available-for-sale monetary asset is recognised in profit or loss, and other changes are recognised in other comprehensive income.

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

NOTE 3 - INTANGIBLE ASSETS

As of December 31, 2019 and 2018, the Company has the following amounts related to intangible assets:

	As of December 31,
	2019	2018
Software acquired	$1,764,330	$1,764,330
Other intangible assets	5,000	5,000
	1,769,330	1,769,330
Less: accumulated amortization	(1,157,732)	(1,055,799)
Net intangible assets	$611,598	$713,531

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2019 and 2018 amounted to $101,933 and $268,600, respectively.

NOTE 4 – FINANCIAL ASSETS

	Fair value as at
	2019		2018
	Assets	Liabilities	Assets	Liabilities

Held-for-trading investments	$2,730,363	-	-	-

The investments above include investments in quoted fixed income securities that offer the Company the opportunity for return through interest income and fair value gains. They have various fixed maturity and coupon rate. The fair values of these securities are based on closing quoted market prices on the last market day of the financial year.

Fair value of the Company’s financial assets and financial liabilities are measured at fair value on a recurring Quoted bid prices in an active market basis. All the available for sale financial asset are classified as Level 1 as described in the Company’s accounting policies.

NOTE 5 - INVESTMENT IN SUBSIDIARIES

	The Company As of December 31,
	2019	2018
Equity investments at cost	$2,000	-

On December 16, 2019 the Company incorporated a new Special purpose vehicle, Origin8, Inc, to complete the acquisition of Push Holdings Inc as described more fully in note 15 below. Other than entering into an Asset Purchase Agreement dated December 18, 2019, Origin8, Inc had no other operations or purpose.

NOTE 6 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date. The results of operations of WIP from April 23, 2018 to December 31, 2019 has not been included as the amount had been fully impaired.

The Company held a 49% equity interest and a 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at December 31, 2018.

In April 2019, the Company completed the distribution as a dividend in specie, to the Company’s shareholders of record at October 12, 2018 of 49% equity interest in WIP to Weyland AtoZPay Inc. and now holds an equitable interest of 31% in WIP.

NOTE 7 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 8- PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2019:

	As of December 31,
	2019	2018
Deposit and other receivable	$1,621,684	1,599,389
Prepayments	20,000	1,582,262
	1,641,684	3,181,651

NOTE 9– ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of December 31,
	2019	2018
Accruals	$298,453	273,434
Other payables	-	10,361
	$298,453	283,795

NOTE 10-BANK LOAN

The bank loan is part of a US Line of credit facility dated December 17, 2019 for a maximum principal of $2,296,805 expiring December 17, 2021 at an interest rate of LIBOR +3%. This loan is secured against the Company’s financial asset of $ 2,730,363 as disclosed in note 4 above.

NOTE 11- STOCKHOLDERS’ EQUITY

Common Shares

As of December 31, 2019 and 2018, authorized common shares of the Company consists of 250,000,000 shares with par value of $0.0001 each.

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

In July 2019, the Company issued a total of 51,762,839 Reg S shares to high net worth individuals and family offices in South East Asia.

During the year ended December 31, 2019, a total of 19,311,309 shares with par value of $ 0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 58,627,601 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the year ended December 31, 2019, 3,550,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

A summary of the Company’s stock option activity during the year ended December 31, 2019 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2014	250,000	0.6	2.8	0.67	$0
Less: Option expired	(250,000)	0.6	2.8
Options Outstanding, December 31, 2015	-	-	-	-	-
Options Outstanding, December 31, 2016	-	-	-	-	-
Options Outstanding, December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-
Options Outstanding, December 31, 2019	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2019. No new options were granted in the fiscal year 2019 or 2018.

Stock-Based Compensation

For the fiscal year ended December 31, 2019, a total of 19,311,309 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

NOTE 12 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2019 and 2018, respectively:

	For the Years Ended December 31,
	2019	2018
Numerator - basic and diluted
Net (loss)	$(6,541,686)	$(4,098,677)
Denominator
Weighted average number of common shares outstanding —basic and diluted	57,016,221	28,809,276
(Loss) per common share — basic and diluted	$(0.1147)	$(0.1423)

NOTE 13 - INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated taxable income for the year ended December 31, 2019 and 2018, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

Hong Kong

Weyland Tech Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Weyland Tech Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2019 and 2018, and therefore, Weyland Tech Limited was not subject to Hong Kong profits tax.

The Company’s effective income tax rates were 21% and 34% for the years ended December 31, 2018 and 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

	For the year ended December 31,
	2019	2018
U.S. statutory tax rate	21.0%	21.0%
Hong Kong profit tax rate	16.5%	16.5%
Foreign income not registered in the Hong Kong	(16.5)%	(16.5)%
Effective tax rate	21.0%	21.0%

As of December 31, 2019, the Company does not have any deferred tax asset.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

Legal proceedings

As of March 16, 2019, all outstanding lawsuits and disputes previously reported in the Company’s 10-Q and 10-K filings have been settled and the Company has no further material legal proceedings outstanding.

NOTE 15 – SUBSEQUENT EVENTS

Acquisition of Push Holdings, Inc.

On December 18, 2019, the Company, and its wholly-owned subsidiary, Origin8, Inc., a Nevada corporation (“Origin8), entered into an Asset Purchase Agreement (the “Purchase Agreement”) whereby Origin8 would acquire substantially all of the assets of Push Holdings, Inc. (“Push”), a wholly-owned subsidiary of ConversionPoint Technologies, Inc. (“ConversionPoint,” and together with Push, the “Sellers”), in exchange for a total of up to 35,714,285 shares of restricted common stock (the “Sellers’ Shares”) of the Company (the “Transaction”).

On January 8, 2020, the Company, via its wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Push pursuant to the terms of the Purchase Agreement.

Under the terms of the Purchase Agreement, at closing the Company issued 28,571,428 of the Sellers Shares to ConversionPoint, and the remaining 7,142,857 of such Sellers’ Shares were issued and placed in an independent third-party escrow where such shares will be released to ConversionPoint once the Sellers achieve certain milestone requirements, subject to offset for indemnification purposes.

Reverse Stock Split

On February 25, 2020, the Board of Directors (the “Board”) of the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-13 (the “Reverse Stock Split”) in connection with a proposed uplisting of the Company’s Common Stock to the Nasdaq Capital Market (“Nasdaq”).

The Reverse Stock Split became effective on February 27, 2020 (the “Effective Date”), and was approved by the Financial Industry Regulatory Authority (“FINRA”).

On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 13.

The Reverse Stock Split did not change the current authorized number of shares of capital stock of the Company. Thus, the Company shall continue to be authorized to issue up to 250,000,000 shares of Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 26, 2020. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable.

Name	Age	Positions and Offices Held
Brent Suen	53	President, Chief Executive Officer, Chief Financial Officer, Director and Secretary
Lionel Choong	58	Chief Financial Officer and Director
Eddie Foong	47	Chief Operating Officer and Director
Matthew Burlage	57	Independent Director
Ross O’Brien	52	Independent Director
Brett Lay	57	Independent Director
Wilson Rondini	56	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 53, President, Chief Executive & Financial Officer and Director

Brent Suen has been President and Chief Executive & Financial Officer of the Company since November 19, 2014, and a director of the Company since November 19, 2014. Mr. Suen has 27 years of experience in the investment banking industry. He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Mr. Suen holds a BA degree in Finance from Westminster.

Based on Mr. Suen’s work experience and education, the Board believes that he is well qualified to serve as a director and Chief Executive Officer.

Lionel Choong, age 58, Chief Financial Officer, Director

Lionel Choong has been Chief Financial Officer since July 17, 2015, and is a current member of our board of directors. Since May 11, 2018, Mr. Choong is the audit committee chairman and independent non-executive director of Moxian Inc (NASD: MOXC). Previously, Mr. Choong was the Vice Chairman of the Board and a director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017. Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter. Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (now Weyland Technology, Inc.).

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

Based on Mr. Choong’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as a director and Chief Financial Officer of the Company.

Eddie Foong, age 47, Chief Operating Officer, Director

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

Matthew Burlage, age 57, Independent Director

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

Ross O’Brien, age 52, Independent Director

Ross O’Brien is an independent, non-executive director of the Company. Mr. O’Brien is an analyst, writer, presenter, and consultant focused on the economies and business environments of the Asia-Pacific, with over 25 years of experience in the region. Since October 2017, Mr. O’Brien has been a Principal consultant with Ovum, an Informa Group company and is also Managing Director of the Hong Kong operations of Intercedent Asia, a region-wide partnership of B2B market consultants, which provides research-based market entry and positioning advice in several verticals across Asia. Mr. O’Brien’s practice focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions. His client work involved extensive research work in over a dozen economies in Asia, including extended field research in China, Indonesia, Vietnam and Bangladesh. Mr. O’Brien holds an AB in Asian Studies and Anthropology from Dartmouth College (1989), and an MBA from the University of California at Berkeley’s Haas School.

Based on Mr. O’Brien’s work experience and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Brett Lay, age 58, Independent Director

Brett Lay is an independent, non-executive director of the Company. Mr. Lay is currently the President for RTI Cable, a telecommunications company. RTI is a leading independent undersea cable owner providing large-scale network solutions across a wide variety of industries including cloud companies, network operators, regional carriers, global enterprises, content providers and institutions for higher learning. RTI is headquartered in the city-state of Singapore. Previously, Mr. Lay served as Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015. A seasoned successful business executive with 28 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies. Acted as interim CEO during transition phases. A member of the board of directors working with private equity owners to grow and harvest their investments. Over 18 years of work experience in Asia while residing in Singapore and Hong Kong. Active member of the board of directors for joint ventures in China, India, South Korea, and Philippines. Originated and completed the successful execution of several mergers and acquisitions, including the post integration efforts.

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver.

Based on Mr. Lay’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Wilson Rondini, age 56, Independent Director

Wilson Rondini, III is an independent, non-executive director of the Company. Mr. Rondini is the Managing Partner of Falcon Capital LLP, an international group of consulting firms dedicated to providing a wide range of services to businesses of all sizes, and in particular, to deliver business development and change management advice to small and medium sized companies across a wide range of industries in both developed and emerging markets. Mr. Rondini has held this position since 1998. Mr. Rondini also a member of the board of directors of Job.com, since November 2017, and TuneGo, since October 2015. Mr. Rondini received a degree in Finance/Economics from Elmhurst College in 1984.

Based on Mr. Rondini’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Board Composition and Election of Directors

Director Independence

Our board of directors consists of seven (7) members. Our board of directors has determined that Matthew Burlage, Ross O’Brien, Brett Lay, and Wilson Rondini are all independent directors in accordance with the listing requirements of Nasdaq. Though we are not listed on Nasdaq, we have filed a listing application to be listed on the Nasdaq Capital Market and, if successful, will be subject to Nasdaq rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established five standing committees – Audit Committee, Compensation Committee, Nomination Committee, Governance Committee, and Social Media Committee – each of which operates under a charter that has been approved by our board of directors.

Each of the board committees has the composition and responsibilities described below.

Audit Committee

The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

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

The members of our Audit Committee are Mr. Rondini, Mr. O’Brien, and Mr. Lay. Mr. Rondini serves as the chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Rondini is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Rondini, Mr. O’Brien, and Mr. Lay are independent under the applicable rules of the SEC and Nasdaq. We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our Audit Committee have been deemed independent by our board of directors. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Market.

Compensation Committee

The Compensation Committee evaluates, recommends, and approves policy relating to compensation and benefits of the Company’s officers and employees. The Compensation Committee is directly responsible for, among other matters:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;

●	evaluating the performance of these officers in light of those goals and objectives, and setting the compensation of these officers based on such evaluations;

●	administering and interpreting the Company’s cash and equity-based compensation plans;

●	annually reviewing and making recommendations to the Board with respect to all cash and equity-based incentive compensation plans and arrangements; and

●	annually reviewing and evaluating the composition and performance of the Compensation Committee, including the adequacy of the Compensation Committee’s charter.

The members of our Compensation Committee are Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay. Mr. Burlage serves as the chairperson of the committee. Our board of directors has determined that Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay are independent under the applicable rules and regulations of Nasdaq and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). Under the applicable Nasdaq rules, we are permitted to phase in our compliance with the independent compensation committee requirements of Nasdaq which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules due to the fact that all members of our Compensation Committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the Compensation Committee will review and evaluate at least annually.

Nomination Committee

The Nomination Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorship, and the structure and composition of the Company’s Board of Directors and committees of the Board of Directors. The Nomination Committee is directly responsible for, among other matters:

●	identifying, evaluating, and nominating candidates for appointment or election as members of the Board of Directors;

●	annually reviewing and evaluating the composition and performance of the Nomination Committee, including the adequacy of the Nomination Committee’s charter.

The members of our Nomination Committee are Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay. Mr. Lay serves as the chairman of the committee. Our board of directors has determined that Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay are independent under the applicable rules and regulations of Nasdaq relating to Nomination Committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our Nomination Committee have been deemed independent by our board of directors. The Nomination Committee operates under a written charter, which the Nomination Committee will review and evaluate at least annually.

Governance Committee

The Governance Committee is directly responsible for, among other matters, developing, recommending, and evaluating a corporate governance guideline applicable to all of the Company’s employees, officers, and directors. The members of our Governance Committee are Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay. Mr. O’Brien serves as the chairman of the committee.

Our board of directors has determined that Mr. Rondini III, Mr. Burlage, Mr. O’Brien, and Mr. Lay are independent under the applicable rules and regulations of Nasdaq relating to Governance Committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our Governance Committee have been deemed independent by our board of directors. The Governance Committee operates under a written charter, which the Governance Committee will review and evaluate at least annually.

Social Media Committee

The Social Media Committee is responsible for overseeing the social media strategy initiatives for the Company pursuant to Regulation FD. The Social Media Committee is directly responsible for, among other matters:

1. Providing compliant Regulation FD strategic leadership for social media through the alignment of social media strategies and activities with enterprise strategic objectives and processes.

2. Establishing and maintaining corporate policies with respect to use of social media for both process-driven social engagements, as well as for use of social media by employees for participating in social conversations (e.g. blogging and Tweeting by subject matter experts).

3. Prioritizing social media initiatives and deliver final approvals and recommendations on proceeding with proposed social media projects, including process, technology, and organizational projects.

4. Ensuring open communication between the social media department and the other functional units of Weyland

Board Diversity

Our Nomination Committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nomination Committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	Personal and professional integrity, ethics and values;

●	Experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	Experience as a board member or executive officer of another publicly-held company;

●	Strong finance experience;

●	Diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	Diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

●	Experience relevant to our business industry and with relevant social policy concerns; and

●	Relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. Our code of business conduct and ethics is available under the “Investors” section of our website at www.weyland-tech.com. In addition, we post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and should not consider it to be a part of this Annual Report.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Brent Suen President, Chief Executive & Financial Officer, Director and Secretary	1	7	0
Lionel Choong Chief Financial Officer and Director	0	0	0
Eddie Foong Chief Operating Officer and Director	0	0	0
Matthew Burlage Independent Director	0	0	0
Ross O’Brien Independent Director	0	0	0
Brett Lay Independent Director	0	0	0
Wilson Rondini Independent Director	0	0	0

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2019, our “named executive officers” and their positions were as follows:

●	Brent Suen, President, Chief Executive & Financial Officer;
●	Lionel Choong, Chief Financial Officer and Director;
●	Eddie Foong; Chief Operating Officer

Executive Compensation – Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2019 and 2018, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019 and 2018. These individuals are our named executive officers for both 2019 and 2018.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Suen
President, Chief Executive & Financial Officer	2018	$60,000	27,000					87,000
and Director	2019	60,000	193,750					253,750

Lionel Choong
acting Chief Financial Officer	2018	$90,000	57,000					147,000
and Director	2019	120,000	117,500					237,500

Eddie Foong
Chief Operating Officer	2018	$-	127,000					127,000
and Director	2019	-	58,750					58,750

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2019 and 2018.

Narrative Disclosure to Compensation Tables

Mr. Suen is entitled to a base compensation of $100,000, as approved by the Board of Directors.

Mr. Choong is entitled to a base compensation of $144,000 per annum, as approved by the Board of Directors of Seratosa Inc, predecessor of the Company on July 17, 2015.

Outstanding Equity Awards at Fiscal Year End

There are no shares of common stock underlying outstanding equity incentive plan awards for the executive officer as of December 31, 2019.

Directors Compensation

Mr. Suen, Mr. Choong, and Mr. Foong, received no compensation for their services as a director of the Company. The compensation received by Mr. Suen, Mr. Choong, and Mr. Foong as an officer are presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2019, regarding the compensation awarded to, earned by or paid to our non-management directors who served on our board of directors during 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Burlage	$-	$47,500	$-	$-	$-	$-	$47,500
Ross O’Brien	$-	$23,500	$-	$-	$-	$-	$23,500
Brett Lay	$-	$23,500	$-	$-	$-	$-	$23,500
Wilson Rondini	$-	$117,500	$-	$-	$-	$-	$117,500
Jon Najarian (resigned)	$-	$-	$-	$-	$-	$-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 26, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors
Brent Suen	Chief Executive & Financial Officer & Director	2,832,000	1.8
Lionel Choong	Chief Financial Officer & Director	1,954,000	1.2
Eddie Foong	Chief Operating Officer & Director	3,770,000	2.3
Matthew Burlage	Independent Director	1,310,000	0.8
Ross O’Brien	Independent Director	910,000	0.6
Brett Lay	Independent Director	810,000	0.5
Wilson Rondini (2)	Independent Director	3,637,284	2.2
All Directors and Officers as a group (7 persons)(3)		15,223,284	9.4

5% or greater Shareholders

ConversionPoint Technologies, Inc. (4)		27,857,142	17.3

Notes:

(1)	Applicable percentage ownership is based on 160,597,190 (pre-reverse split) shares of common stock outstanding as of March 26, 2020.
(2)	Consists of (a) 1,500,000 shares of Common Stock, and (b) 2,137,284 shares of Common Stock underlying vested warrants held in the name of Falcon Capital LLP. Mr. Rondini is the Managing Partner of Falcon Capital LLP.
(3)	Includes 2,137,284 shares of Common Stock underlying vested warrants.
(4)	See Schedule 13D filed with the SEC on March 13, 2020. Excludes an additional 7,142,857 shares of common stock which were deposited into escrow and will be released to the reporting person once the reporting person achieves certain milestone requirements, subject to offset for indemnification purposes, in accordance with the terms of the applicable asset purchase agreement and the escrow agreement between reporting person and the Company.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

There were no equity compensation plans outstanding as of December 31, 2019:

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For the year ended 2019, we have not entered into any transactions with any of our directors, nominees for director, officers or principal shareholders, nor any associate or affiliate of the foregoing, and we are not currently considering any proposed transactions with such related persons in which:

●	the amounts involved exceeded or will exceed $120,000; or

●	one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years, and in which any such related person had or will have a direct or indirect material interest

No director has informed the Company of any related party transactions.

Board Committees and Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of OTCQX, and, if approved, the listing rules of Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.

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

Our board of directors has established five standing committees – audit, compensation, nominations, governance, and social – each of which operates under a charter that has been approved by our board of directors pursuant to Nasdaq listing rules.

Policies and Procedures Regarding Related Party Transactions

We have not adopted any formal procedures for the review or ratification, or standards for approval, of related-party transactions, but instead review such transactions on a case-by-case basis.

Item 14. Principal Accounting Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018:

Financial Statements for Year Ended December 31	Audit Fees (1)	Audit Related Fees(2)	Tax Fees (3)	Other Fees (4)	Total Fees
2018	$45,000	$17,800	$-	$-	$62,800
2019	$48,000	$18,000	$-	$-	$66,000

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

Audit Committee’s Pre-Approval Practice

The Audit Committee has adopted policies and procedures for the preapproval of all audit and non-audit services to be rendered by our independent registered public accounting firm. Under the policies and procedures, the Audit Committee generally preapproves specified services in defined categories up to specified amounts. Preapproval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. The Audit Committee has delegated the preapproval of services to the chairman of the Audit Committee who is required to report each preapproval to the full Audit Committee no later than its next meeting.

The Audit Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The financial statements, together with the Report of Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

2. Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required, or was included in the financial statements or notes included in this Annual Report on Form 10-K.

3. Exhibits. A list of exhibits is set forth on the Exhibit Index below.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, dated as of November 18, 2004 (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of March 1, 2007 (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of August 2, 2011 (3)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of August 5, 2015(5)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of February 25, 2020 (13)
3.7	Bylaws (1)
4.1	Common Share Purchase Agreement, dated July 3, 2017, by and between Weyland Tech, Inc. and Escape Pixel Pte. Ltd, and certain individuals (6)
4.2	Common Stock Purchase Agreement, dated November 7, 2018, by and between Weyland Tech Inc., and RedDiamond Partners LLC (7)
4.3	Registration Rights Agreement, dated November 7, 2018, by and between Weyland Tech Inc., a Delaware corporation, and RedDiamond Partners LLC, a Delaware limited liability company (7)
10.1	Form of Software License Agreement, dated August 9, 2016, by and between Weyland Tech, Inc and BGT Corporation Public Company Limited (8)
10.2	Form of Subscription Agreement (9)
10.3	Form of Warrant (9)
10.4	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019 (9)
10.5	Binding Letter of Intent (10)
10.6	Asset Purchase Agreement, dated as of December 16, 2019 (11)
10.7	Escrow Agreement, dated as of January 8, 2020 (12)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(2)	Incorporated by reference to Form 10KSB of the Company filed with the Securities and Exchange Commission on March 28, 2007
(3)	Incorporated by reference to Appendix A to the Schedule 14C Information Statement of the Company filed with the Securities and Exchange Commission on April 22, 2011
(4)	Incorporated by reference to Appendix A to the Schedule 14C Information Statement of the Company filed with the Securities and Exchange Commission on November 27, 2013
(5)	Incorporated by reference to Appendix A to the Schedule 14C Information Statement of the Company filed with the Securities and Exchange Commission on September 1, 2015
(6)	Incorporated by reference to the Form 8-K the Company filed with the Securities and Exchange Commission on August 6, 2018
(7)	Incorporated by reference to the Form S-1 of the Company filed with the Securities and Exchange Commission on December 17, 2018
(8)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 9, 2016
(9)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2019
(10)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 26, 2019
(11)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 18, 2019
(12)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 9, 2020
(13)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 2, 2020

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weyland Tech, Inc.

Date: March 30, 2020	By:	/s/ Brent Y. Suen
Brent Y. Suen, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Y. Suen	President and Chief Executive Officer, Director	March 30, 2020
Brent Y. Suen	(Principal Executive & Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	March 30, 2020
Lionel Choong	(Principal Accounting Officer)

/s/ Eddie Foong	Chief Operating Officer, Director	March 30, 2020
Eddie Foong

/s/ Matthew Burlage	Director	March 30, 2020
Matthew Burlage

/s/ Ross O’Brien	Director	March 30, 2020
Ross O’Brien

/s/ Brett Lay	Director	March 30, 2020
Brett Lay

/s/ Wilson Rondini
Wilson Rondini III	Director	March 30, 2020