Form 10-Q
period 2020-03-31
WEYLAND TECH, INC.
filed 2020-05-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-51815

WEYLAND TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 16-079

New York, NY 10004

(Address of principal executive offices)

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

As of May 14, 2020 the issuer had 12,095,973 shares of common stock issued and outstanding.

WEYLAND TECH INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance sheets as of March 31, 2020 and Audited Condensed Balance sheet as of December 31, 2019.	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.	2
	Unaudited Condensed Consolidated Statements of cash flows for the three months ended March 31, 2020 and 2019.	3
	Unaudited Condensed Consolidated Statement of Stockholder’s Equity for the three months ended March 31, 2020 and Audited Statement of Stockholder’s Equity as of December 31, 2019	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURES		28

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEYLAND TECH INC.

Consolidated Balance Sheets

	March 31	December 31
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	8,423,615	611,598
Property and equipment, net	213,485	-
Goodwill	4,781,208	-
Total non-current assets	13,418,308	611,598

Current assets
Amount due from associate	3,750,700	2,825,700
Account receivable	1,260,136	-
Other amount recoverable	49,550	549,550
Prepayment, deposit and other receivables	1,689,245	1,641,684
Financial assets held for resale	2,820,625	2,730,363
Restricted cash	1,025,000	-
Cash and cash equivalents	2,996,667	2,972,649
Total current assets	13,591,923	10,719,946
Total assets	$27,010,231	$11,331,544

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	394,447	-
Accruals and other payables	544,279	298,453
Deposits received for shares to be issued	1,407,506	-
Amount due to director	77,500	77,500
Total current liabilities	2,423,732	375,953

Non-current liabilities
Bank Loan	1,990,000	500,000
Total non-current liabilities	1,990,000	500,000
Total liabilities	$4,413,732	$875,953

Stockholders’ Equity
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,353,630 and 111,304,253 (pre reverse split approximately 13: 1) shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	16,060	11,130
Additional paid-in capital	58,725,046	58,058,118
Capital reserves	14,282,143	-
Accumulated deficit carried forward	(50,426,750)	(47,613,657)
Total stockholder’s equity	22,596,499	10,455,591
Total liabilities and stockholders’ equity	$27,010,231	$11,331,544

The accompanying notes are an integral part of these financial statements

WEYLAND TECH INC.

Consolidated Statements of Operations

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Service Revenue	$14,981,394	$8,491,692
Cost of Service	12,336,262	6,984,427
Gross Profit	2,645,132	1,507,265

Other income	3,808	-
Gross income	2,648,940	1,507,265

Operating Expenses
General and administrative	3,202,042	640,921
Research and development	1,757,351	867,715
Sales and marketing	53,015	-
Depreciation and amortization	449,624	25,483
Total Operating Expenses	5,462,032	1,534,119

(Loss) from Operations	(2,813,092)	(26,854)

Net (Loss) before income tax	(2,813,092)	(26,854)
Income tax (Corporate tax)	-	-
Net (Loss)	$(2,813,092)	$(26,854)

Net (loss) profit per common share - basic and fully diluted	(0.2430)	(0.0007)

Weighted average number of basic and fully diluted common share outstanding	11,577,069	38,835,146

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH INC.

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(2,813,092)	$(26,854)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property and equipment	11,641	-
Amortization of intangible assets	437,983	25,483
		-
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(551,083)	-
(Increase) decrease in amount due from associate	(925,000)	(189,550)
(Increase) decrease in prepaid expenses and current other assets	(35,622)	-
(Increase) decrease in accounts payable	27,356	-
(Increase) decrease in other accrued liabilities	(178,268)	136,174
(Increase) decrease in amount due from director	-	19,000
Net cash provided by (used in) operating activities	(4,026,085)	(35,747)

INVESTING ACTIVITIES:
Financial assets held of resale - movement	(90,262)	-
Net cash and cash equivalents acquired in acquisition	574,572	-
Net restricted cash acquired in acquisition	1,025,000	-
Net cash provided by (used in) investing activities	1,509,310	-

FINANCING ACTIVITIES:
Borrowings under bank loan	1,490,000	-
Proceeds from shares to be issued	1,407,506	104,950
Proceeds from stock issuance	668,287	585,640
Net cash provided by (used in) financing activities	3,565,793	690,590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,049,018	654,843

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	2,972,649	731,355

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,021,667	$1,386,198

NON-CASH TRANSCATION
Issuance of shares for service received	$668,286	$373,640

The accompanying notes are an integral part of these financial statements

WEYLAND TECH, INC

Consolidated Statements of Stockholders’ Equity

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity

Balance December 31, 2014	46,256,568	$463	$36,219,595	$1,765,855	$(38,199,681)	$(213,768)
Effect of reverse split from 1,000 shares to 1 share	(625,697,147)	(58,407)	58,407	-	-	-
Shares issued for services	1,163,600	116	23,146	-	-	23,262
Issuance of Shares	590,905,667	59,091	(52,206)	-	-	6,885
Net profit for the year	-	-	-	-	733,721	733,721

Balance December 31, 2015	12,628,688	$1,263	$36,248,942	$1,765,855	(37,465,960)	$550,100
Issuance of Shares	9,747,440	975	3,200,003	(1,765,855)	-	1,435,123
Cancelation of shares	(1,598,000)	(160)				(160)
Net profit for the year	-	-	-	-	566,948	566,948
Balance December 31, 2016	20,778,128	$2,078	$39,448,945	$-	$(36,899,012)	$2,552,011
Issuance of Shares	1,370,500	137	384,409	-	-	384,546
Cancelation of shares	(100,000)	(10)	10	-	-	-
Shares issued for services	1,412,000	141	388,509	-	-	388,650
Net loss for the year	-	-	-	-	(74,282)	(74,282)
Balance December 31, 2017	23,460,628	$2,346	$40,221,873	$-	$(36,973,294)	$3,250,925
Issuance of Shares	4,320,575	432	4,719,352	-	-	4,719,784
Cancelation of shares	(62,964)	(6)	6	-	-	-
Shares issued for services	9,197,104	920	1,236,290	-	-	1,237,210
Net loss for the year	-	-	-	-	(4,098,677)	(4,098,677)
Balance December 31, 2018	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of Shares	58,627,601	5,748	9,614,508	-	-	9,620,256
Cancelation of shares	(3,550,000)	(355)	355	-	-	-
Shares issued for services	19,311,309	2,045	2,265,734	-	-	2,267,779
Net loss for the year	-	-	-	-	(6,541,686)	(6,541,686)
Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	8,561,704	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Issuance of shares	3,355,012	4,362	(790)	14,282,143	-	14,285,714
Cancelation of shares	(589)	(1)	1	-	-	-
Shares issued for services	437,503	569	667,717	-	-	668,286
Net loss for the period	-	-	-	-	(2,813,092)	(2,813,092)
Balance March 31, 2020	12,353,630	16,060	58,725,046	14,282,143	(50,426,750)	22,596,499

* The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Weyland Tech Inc. (the “Company”) is a global provider of mobile business applications. Its Platform-as-a-Service (“PaaS”) platform offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This Do It Yourself (“DIY”) mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMBs”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMBs to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of its AtozPay mobile payments platform.

In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of AtozGo.

In January 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc. (formerly known as Origin8, Inc.) (“Logiq”), completed the acquisition of substantially all of the assets of Push Holdings, Inc (Note 17). Logiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. Logiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. Logiq focuses on consumer engagement and enrichment to maximize it’s return on acquisition through repeat monetization of each consumer. Logiq also licenses its software technology and provides managed technology services to various other e-commerce companies. Logiq is located in Minneapolis, Minnesota, USA

The accompanying consolidated financial statements include the financial position of the Company and its wholly owned subsidiary, Logiq, as of March 31, 2020, and the results of operations, changes in stockholders’ equity (deficit), and cash flows for the three months period ended March 31, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Logiq. Material intercompany balances and transactions have been eliminated on consolidation.

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

BUSINESS COMBINATIONS

The Company accounts for acquisition of entities that include inputs and processes and has the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and integration costs are expensed as incurred.

SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision- making group, in deciding how to allocate resources and in assessing performance.

The Company is focused on mobile commerce enablement via our CreateAPP platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.

On January 8, 2020, the Company, through its wholly-owned subsidiary, Logiq, completed the acquisition of substantially all of the assets of Push Holdings, Inc. Logiq provides a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. Logiq develops proprietary technology solutions including, among other things, artificial intelligence powered media buying optimization, customer relationship management, payment processing, and fulfillment and customer lifecycle management platforms. Logiq utilizes its technologies to sell a multitude of products directly to consumers with a focus on recurring subscription based models. Logiq also licenses its software technology and provides managed technology services to various other ecommerce companies.

We manage our business on the basis of the two reportable segments: mobile commerce enablement via our CreateAPP platform service provider and consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands.

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

ASSOCIATES

Associates are all entities over which the Company has significant influence but not control or joint control, generally accompanying a shareholding interest of between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method of accounting, after initially being recognized at cost. The Company’s investment in associates includes goodwill identified on acquisition. The Company’s share of its associates’ post-acquisition profits or losses is recognized in profit or loss, and its share of post-acquisition other comprehensive income is recognized in other comprehensive income. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. Dividends receivable from associates are recognized as a reduction in the carrying amount of the investment. Where the Company’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured long-term receivables, the Company does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate. Unrealized gains on transactions between the group and its associates are eliminated to the extent of the Company’s interest in the associates. Unrealized losses are also eliminated, unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of associates have been changed, where necessary, to ensure consistency with the policies adopted by the Company.

FINANCIAL ASSETS

Financial assets at fair value through profit or loss are stated at fair value, with any resulting gain or loss recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any dividend or interest earned on the financial asset and is included in ‘other gains and losses’ line in the statement of profit or loss and other comprehensive income. Fair value is determined in the manner described in Note 7.

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

The levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

Available-for-sale investments

Certain shares and debt securities held by the Company are classified as being available for sale and are stated at fair value. Fair value is determined in the manner described in Note 7. Gains and losses arising from changes in fair value, impairment losses, interest calculated using the effective interest method and foreign exchange gains and losses on monetary assets are recognized directly in profit or loss. Dividends on available-for-sale equity instruments are recognized in profit or loss when the Company’s right to receive payments is established. The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at the end of the reporting period. The change in fair value attributable to translation differences that result from a change in amortized cost of the available-for-sale monetary asset is recognized in profit or loss, and other changes are recognized in other comprehensive income.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to five years for computer and related equipment. Leasehold improvements are amortized over the lesser of the related lease term or their estimated useful life. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in the Company’s results from operations.

GOODWILL AND INTANGIBLES ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration paid for in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference.

The Company’s intangible assets consist of software technology which are amortized using the straight-line method over five years. Amortization expenses for the quarter ended March 31, 2020 and 2019 amounted to $437,983 and $25,483, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist primarily of salaries and related expenses, consulting services and other direct expenses and developments to our website, e-commerce, and mobile app and web based digital platforms. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products and services.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

The Company’s CreateApp business effective September 1, 2015 is based on a nil accounts receivable balance as subscriptions are collected on a usage basis.

Our subsidiary, Logiq, Inc. (formerly known as Origin8, Inc.), accounts receivable, net is stated at the amount Logiq expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

As of March 31, 2020 and 2019, the allowance for bad debt was approximately $54,619 and $0, respectively.

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

Our subsidiary, Logiq, provides a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. Logiq develops proprietary technology solutions including, among other things, artificial intelligence powered media buying optimization, customer relationship management, payment processing, and fulfillment and customer lifecycle management platforms. Logiq also licenses its software technology and provides managed technology services to various other e-commerce companies.

COST OF SERVICE

Cost of service comprises fees from third party cloud-based hosting services. Logiq’s cost of revenue comprises online traffic sources.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 2, 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of March 31, 2020, and 2019, the Company has the following amounts related to intangible assets:

	Software acquired	Other intangible assets	Logiq technology platform	Total
Cost at January 1, 2020	$1,764,330	$5,000	$-	$1,769,330
Additions	$-	$-	$8,250,000	$8,250,000
Cost at March 31, 2020	$1,764,330	$5,000	$8,250,000	$10,019,330

Amortization
Brought forward at January 1, 2020	$1,155,732	$2,000	$-	$1,157,732
Charge for the period	$25,358	$125	$412,500	437,983
Accumulated depreciation at March 31, 2020	$1,181,090	$2,125	$412,500	$1,595,715

Net intangible assets at March 31, 2020	$583,240	$2,875	$7,837,500	$8,423,615

Net intangible assets at December 31, 2019	$608,598	$3,000	$-	$611,598

Amortization expense related to intangible assets for the quarter ended March 31, 2020 and 2019 amounted to $437,983 and $25,483, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of March 31, 2020 in the next five fiscal years is as follows:

Remaining of 2020	$1,313,949
2021	1,751,932
2022	1,751,932
2023	1,751,932
2024	1,751,932

$8,321,677

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2020, and 2019, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computers and Equipment	Total
Cost at January 1, 2020	-	-	-
Additions	$165,957	$59,169	$225,126
Cost at March 31, 2020	$165,957	$59,169	$225,126

Amortization
Brought forward at January 1, 2020	-	-	-
Charge for the period	$8,409	$3,232	$11,641
Accumulated depreciation at March 31, 2020	$8,409	$3,232	$11,641

Net property and equipment assets at March 31, 2020	$157,548	$55,936	$213,845

Net property and equipment assets at December 31, 2019	-	-	-

Depreciation expense for the quarter ended March 31, 2020 and 2019 amounted to $11,641 and $0, respectively.

NOTE 5 – GOODWILL

	As of March 31, 2020	As of December 31, 2019
Goodwill at cost	$4,781,208	-
Accumulated impairment losses	-	-
Balance at end of period	$4,781,208	-

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.by our wholly-owned subsidiary, Logiq.

The recoverable amount of this unit is determined based on external valuation performed by CBI Advisory Partners on March 20, 2020.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	As of March 31, 2020	As of December 31, 2019
Balance as at January 1	$-	-
Additions charges to operations	1,314,755	-
Allowance for doubtful debts	(54,619)	-
Recoveries	-	-
Balance at end of period	1,260,136	-

Movement all in allowance for doubtful debts

Balance at beginning of period	$54,619
Impairment losses recognized	-
Balance at end of period	54,619

Age of Impaired trade receivables

Current	$805,016
1 - 30 days	428,564
31 - 60 days	13,359
61 - 90 days	67,816
91 and over	-
Total	1,314,755

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As of March 31, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities

Held-for-trading investments	$2,820,625	-	$2,730,363	-

The investments above include investments in quoted fixed income securities that offer the Company the opportunity for return through interest income and fair value gains. They have various fixed maturity and coupon rate. The fair values of these securities are based on closing quoted market prices on the last market day of the financial year.

Fair value of the Company’s financial assets and financial liabilities are measured at fair value on recurring quoted bid prices on an active market basis. All the available for sale financial assets are classified as Level 1 as described in the Company’s accounting policies.

NOTE 8 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date. The results of operations of WIP from April 23, 2018 to March 31, 2020 has not been included as the amount had been fully impaired.

The Company held a 49% equity interest and a 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as at March 31, 2020.

In April 2019, the Company completed the distribution as a dividend in specie, to the Company’s shareholders of record at October 12, 2018 of 49% equity interest in WIP to Weyland AtoZPay Inc. and now holds an equitable interest of 31% in WIP.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at March 31, 2020:

	As of March 31, 2020	As of December 31, 2019
Deposit	$1,666,808	$1,619,808
Other receivables	1,876	1,876
Prepayments	20,561	20,000
	1,689,245	1,641,684

NOTE 11 – RESTRICTED CASH

Restricted cash consists of an amount of $1,025,000 held in an escrow account in Logiq which matures in August 2020.

NOTE 12 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of March 31, 2020	As of December 31, 2019
Accruals	$531,779	298,453
Other payables	12,500	-
	$544,279	298,453

NOTE 13 – BANK LOAN

The bank loan is part of a US Line of credit facility dated December 17, 2019 for a maximum principal of $2,296,805 expiring December 17, 2021 at an interest rate of LIBOR +3%. This loan is secured against the Company’s financial asset of $ 2,820,625 as disclosed in note 7 above.

NOTE 14 – INCOME TAX

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated taxable income for the year ended December 31, 2019 and 2018, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of March 31, 2020	As of December 31, 2019
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

Logiq, Inc. (formerly known as Origin8, Inc.)

As of March 31, 2020, this company does not have any deferred tax asset.

NOTE 15 – BUSINESS COMBINATION

On January 8, 2020, the Company acquired substantially all the assets of Push Holdings in exchange for 35,714,285 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $14,285,714.

The acquisition of substantially all the assets of Push Holdings was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Logiq’s operations included in the Company’s consolidated financial statements from January 9, 2020. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the period ended March 31, 2020, the Company, through its wholly-owned subsidiary, Logiq acquired substantially all of the assets of Push Holdings, Inc. The fair values of assets acquired and liabilities assumed were as follows:

Cash and cash equivalents	$574,572
Restricted cash	1,025,000
Accounts receivable, net	709,053
Prepaid expenses and other current assets	11,940
Property, plant and equipment	225,126
Intangible assets	8,250,000
Accounts payable	(367,091)
Accrued expenses and other current liabilities	(424,094)
Due to parent company	(500,000)
Goodwill	4,781,208
Net assets acquired	$14,285,714

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Push has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that Push Holdings would have paid if Push Holdings did not own the software technology.

On the acquisition date, goodwill of $4,781,208 and other intangible assets of $8,250,000 were recorded. The other intangible asset identified during the acquisition is software technology, which has a weighted average useful life of five years, which is management’s best estimate at the time of the acquisition.

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2020.

In the consolidated statements of operations, revenues and expenses include the operations of Logiq since January 9, 2020, which is the day after the acquisition date.

NOTE 16 – STOCKHOLDERS’ EQUITY

Common Shares

On February 25, 2020, the Company filed a certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share (“Common Stock”), at a rate of approximately 1-for-13 (the “Reverse Stock Split”).

Upon the filing of the Certificate of Amendment, and the resulting effectiveness of the Reverse Stock Split, every 13 outstanding shares of the Company’s Common Stock were, without any further action by the Company, or any holder thereof, combined into and automatically became 1 share of the Company’s Common Stock. No fractional shares were issued as a result of the Reverse Stock Split. In lieu thereof, fractional shares were cancelled, and stockholders received a cash payment in an amount equal to the fair market value of such fractional shares on the effective date. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been returned to the Company’s authorized and unissued capital stock, and the Company’s capital was reduced by an amount equal to the par value of the shares of Common Stock so retired.

The Reverse Stock Split did not change the Company’s current authorized number of shares of Common Stock or its par value. As such, the Company is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.0001.

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

During the period from January 1, 2020 to March 31, 2020, a total of 3,792,515 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital reserve

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Logiq Inc ((formerly known as Origin8, Inc.) in the amount of $ 14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the year ended December 31, 2019, 3,550,000 shares with par value of $0.0001 per share were cancelled.

During the quarter ended March 31, 2020, 589 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2020, a total of 437,503 shares (post reverse split of approximately 13: 1) of common stock were issued as stock-based compensation to consultants.

NOTE 17 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019, respectively:

	For the three months ended March 31,
	2020	2019
Numerator - basic and diluted
Net (Loss)	$(2,813,092)	$(26,854)
Denominator
Weighted average number of common shares outstanding —basic and diluted	11,577,069	38,835,146
(Loss) per common share — basic and diluted	$(0.2430)	$(0.0007)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

Logiq, effective January 8, 2020, subleases approximately 350 square feet of office space in Irvine, CA, at a rate of $2,900 per month on a month to month basis. Logiq also leases approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $ 367,200 per annum. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods. The related rent expense for the leases is calculated on a straight-line basis with the difference recorded as deferred rent.

The table below includes future minimum lease payments for leases renewed and entered into.

Future minimum lease payments under the non cancelable operating lease agreements are as follows:

Remaining of 2020	$275,400
2021	$367,200

Legal proceedings

As of March 31, 2020, all outstanding lawsuits and disputes previously reported in the Company’s 10-Q and 10-K filings have been settled and the Company has no further material legal proceedings outstanding.

NOTE 19 – SEGMENT INFORMATION

Segment information

	Weyland Tech Inc.	Logiq	Total
For the three months ended March 31, 2020
External revenue	$11,785,743	$3,195,651	$14,981,394
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(1,765,707)	$(1,047,385)	$(2,813,092)

For the three months ended March 31, 2019

External revenue	$8,491,692	-	$8,491,692
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(26,854)	-	$(26,854)

NOTE 20 – SUBSEQUENT EVENTS

On April 24, 2020 Logiq, Inc. (formerly known as Origin8, Inc.) (Logiq the “Company”) entered into a loan agreement and promissory note evidencing unsecured loan in the amount of $503,700 made to the Company under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loans are being made through Bridgewater Bank (the “Lender”).

The interest rate on the Loans is 1.00%. Commencing seven months after the effective date of the Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize by the second anniversary of the effective date of the Loan the principal amount outstanding on the Loan as of the end of the six-month period following the effective date of the Loan. The promissory notes evidencing the Loans contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance can be given that the Company will obtain forgiveness of the Loans in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;

●	competitive factors;

●	degree of success of research and development programs;

●	the operation of our business; and

●	general economic conditions in the ASEAN, Asia-Pacific Region and in the United States.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Weyland” the “Company,” “we,” “us,” or “our,” are to the business of Weyland Tech Inc., a Delaware corporation;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Overview

Weyland Tech’s CreateApp platform, offered as a Platform as a Service (“PaaS”), enables small-medium-sized businesses (“SMB”) to create a mobile application (“app”) without the need of technical knowledge, high investment or background in IT. At present, the Company does not charge for use of the PaaS platform. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

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

COVID-19 Provision

Due to the unprecedented effect and related impact of Covid-19 pandemic, the Company has experienced a push back from the Company’s resellers and white label distributors, for its Platform as a Service pay-to-use subscription basis, noted in April 2020 to the date of this report. The Company is expecting a reduction in its service revenues, as it provides complimentary services to maintain customers, in the coming nine months ending December 31, 2020.

Results of Operation

Results of Operations for the Three Months ended March 31, 2020 and 2019

The following tables set forth our results of operations for the three months period ended March 31, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue:

	Three months ended
	March 31, 2020		March 31, 2019
Revenue (service)	$14,981,394	100.00%	$8,491,692	100.00%
Cost of revenues (service)	12,336,262	82.34	6,984,427	82.25
Gross profit	2,645,132	17.66	1,507,265	17.75
Other Income	3,808	0.03	-	-
Gross Income	2,648,940	17.68	1,507,265	17.75

Depreciation and Amortization	449,624	3.00	25,483	0.30
General and administrative	3,202,042	21.37	640,921	7.55
Sales and Marketing	53,015	0.35	-	-
Research and development	1,757,351	11.73	867,715	10.22
Total operating expenses	5,462,032	36.46	1,534,119	18.07
(Loss) from operations	(2,813,092)	(18.78)	(26,854)	(0.32)
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(2,813,092)	(18.78)	(26,854)	(0.32)
Income tax (expense)	-	-	-	-
Net (loss)	$(2,813,092)	(18.78)	$(26,854)	(0.32)

Segment Reporting

Revenue

Revenue was $14,981,394 and $8,491,692 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to the inclusion of revenue from Logiq of $ $3,195,651 (2019: nil) and service income from our customers.

Cost of Revenue

Cost of revenue was $12,336,262 and $6,984,427 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to the inclusion of cost of revenue from Logiq of $2,642,479 (2019: nil).

Other Income

Other income was $3,808 for the three months ended March 31, 2020 (2019: nil) derived from our portfolio of US fixed income money market funds.

Operating Expenses

General and administrative: General and administrative expenses were $3,202,042 and $640,921 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to the inclusion of General and administrative expenses of Logiq of $1,048,206 (2019: nil).

Research and Development: Research and Development expenses were $1,757,351 and $867,715 for the three months ended March 31, 2020 and 2019, respectively. Research and Development expenses includes Logiq of $ 75,851.

Sales and Marketing: Sales and Marketing expenses were $53,015 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Net (Loss)

The Company reports a net loss of ($2,813,092) for the three months ended March 31, 2020 as compared to a net loss ($26,854) for the three months ended March 31, 2019.

Liquidity and Capital Resources

During the three months period ended March 31, 2020, our primary sources of capital came from our operations, existing cash, and third party financings.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

However, we estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations.

A summary of our changes in cash flows for the three months ended March 31, 2020 and 2019 is provided below:

	Three months ended March 31,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(4,026,085)	$(35,747)
Investing activities	1,509,310	-
Financing activities	3,565,793	690,590
Net increase (decrease) in cash and cash equivalents	1,049,018	654,843
Cash, cash equivalents, beginning of period	2,972,649	731,355
Cash, cash equivalents and restricted cash, end of period	$4,021,667	$1,386,198

As of March 31, 2020, we had total assets of $ 27,010,231 and $4,413,732 in liabilities. We have a total stockholders’ equity of $22,596,499 as of March 31, 2020.

As of March 31, 2020, we had cash and cash equivalents of $2,996,667, restricted cash of $1,025,000 and total Cash, cash equivalents and restricted cash, end of period of $4,021,667.

Cash Used in Operating Activities

Operating activities used ($4,026,085) in operations for the three months ended March 31, 2020, as compared to ($35,747) for the three months ended March 31, 2019. This increase is attributable to net loss from operations of ($2,813,092), accounts receivable of Logiq $ 551,083 and an increase in amounts due from associate $ 925,000.

Cash Used in Investing Activities

Cash Provided by Financing Activities

Financing activities provided $3,565,793 in cash for the three months ended March 31, 2020, as compared to $690,590 for the three months ended March 31, 2019. This increase is proceeds from stock issuance of $671,858 and an additional bank loan of $1,490,000.

As reflected in the financial statements, the Company had net cash, cash equivalents and restricted cash in operations of $4,021,667, a net consolidated loss of ($2,813,092) and an accumulated deficit of ($50,426,750) as at March 31, 2020.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were effective as of March 31, 2020.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Subscription Agreement
10.2	Form of Warrant
10.3	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019.
31.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weyland Tech Inc.

May 15, 2020	/s/ Brent Y Suen
President, Chief Executive Officer
(Principal Executive Officer
and Principal Financial Officer)

/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer