Form 10-Q
period 2020-06-30
WEYLAND TECH, INC.
filed 2020-08-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(501) 507 9229

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

As of August 13, 2020 the issuer had 12,895,432 shares of common stock issued and outstanding.

WEYLAND TECH INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance sheets as of June 30, 2020 and Audited Condensed Balance sheet as of December 31, 2019.	1
	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2020 and 2019.	2
	Unaudited Condensed Consolidated Statement of Stockholder’s Equity for the six months ended June 30, 2020 and Audited Statement of Stockholder’s Equity as of December 31, 2019	3
	Unaudited Condensed Consolidated Statements of cash flows for the six months ended June 30, 2020 and 2019.	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEYLAND TECH INC.

Consolidated Balance Sheets

	June 30	December 31
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	7,985,632	611,598
Property and equipment, net	201,843	-
Goodwill	4,781,208	-
Total non-current assets	12,968,683	611,598

Current assets
Amount due from associate	4,323,700	2,825,700
Account receivable	1,622,674	-
Other amount recoverable	49,550	549,550
Prepayment, deposit and other receivables	1,794,456	1,641,684
Financial assets held for resale	-	2,730,363
Cash and cash equivalents	3,859,783	2,972,649
Total current assets	11,650,163	10,719,946
Total assets	$24,618,846	$11,331,544

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,057,629	-
Accruals and other payables	824,966	298,453
Deposits received for shares to be issued	1,482,485	-
Amount due to director	77,500	77,500
Total current liabilities	3,442,580	375,953

Non-current liabilities
Long term loan	10,000	-
Bank loan	-	500,000
Notes payable	503,700	-
Total non-current liabilities	513,700	500,000
Total liabilities	$3,956,280	$875,953

Stockholders’ Equity
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,195,973 and 8,561,704 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively*	15,855	11,130
Additional paid-in capital	58,466,864	58,058,118
Capital reserves	14,282,143	-
Accumulated deficit carried forward	(52,102,296)	(47,613,657)
Total stockholder’s equity	20,662,566	10,455,591
Total liabilities and stockholders’ equity	$24,618,846	$11,331,544

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

WEYLAND TECH INC.

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$9,315,060	$7,141,932	$24,296,454	$15,633,624
Cost of Service	8,095,406	5,874,249	20,431,668	12,858,676
Gross Profit	1,219,654	1,267,683	3,864,786	2,774,948

Other income/(expenses),net	(265,223)	-	(261,415)	-
Gross Income	954,431	1,267,683	3,603,371	2,774,948

Operating Expenses
General and administrative	1,180,246	1,280,869	4,382,288	1,921,791
Research and development	900,844	1,242,833	2,658,195	2,110,548
Sales and marketing	99,262	389,610	152,277	389,610
Depreciation and amortization	449,625	25,483	899,249	50,967
Total Operating Expenses	2,629,977	2,938,795	8,092,009	4,472,916

(Loss) from Operations	(1,675,546)	(1,671,112)	(4,488,638)	(1,697,968)

Net (Loss) before income tax	(1,675,546)	(1,671,112)	(4,488,638)	(1,697,968)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	(1,675,546)	(1,671,112)	$(4,488,638)	$(1,697,968)

Net (loss) profit per common share - basic and fully diluted	(0.1369)	(0.4776)	(0.3764)	(0.5232)

Weighted average number of basic and fully diluted common share outstanding*	12,241,835	3,499,259	11,926,020	3,245,491

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

WEYLAND TECH, INC

Consolidated Statements of Stockholders’ Equity

	Common Stock*	Amount	Additional paid-in capital	Subscriptions received/ Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/ Equity

Balance January 1, 2019	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of shares	5,103,121	510	585,129	-	-	585,639
Net loss for the year	-	-	-	-	(26,853)	(26,853)
Balance March 31, 2019	42,018,464	$4,202	$46,762,650	$-	$(41,098,824)	$5,668,028
Issuance of shares	9,983,688	998	1,324,668	-	-	1,325,666
Net loss for the year	-	-	-	-	(1,671,112)	(1,671,112)
Balance June 30, 2019	52,002,152	$5,200	$48,087,318	$-	$(42,769,936)	$5,322,582

Balance January 1, 2020	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Issuance of shares	3,355,012	4,362	(790)	14,282,143	-	14,285,714
Cancelation of shares	(589)	(1)	1	-	-	-
Shares issued for services	437,503	569	667,717	-	-	668,286
Net loss for the period	-	-	-	-	(2,813,092)	(2,813,092)
Balance March 31, 2020	12,353,630	16,060	58,725,046	14,282,143	(50,426,750)	22,596,499
Issuance of shares	11,500	$15	$(180)	$-	$-	$(165)
Cancelation of shares	(296,157)	(385)	385		-	-
Shares issued for services	127,000	165	(258,387)		-	(258,222)
Net loss for the period		-	-		(1,675,546)	(1,675,546)
Balance June 30, 2020	12,195,973	15,855	58,466,864	14,282,143	(52,102,296)	20,662,566

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

WEYLAND TECH INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(4,488,638)	$(1,697,967)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property and equipment	23,282	-
Amortization of intangible assets	875,967	50,967
		-
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(913,621)	-
(Increase) decrease in amount due from associate	(1,498,000)	(593,250)
(Increase) decrease in prepaid expenses and current other assets	(140,832)	-
(Increase) decrease in accounts payable	690,538	-
(Increase) decrease in other accrued liabilities	102,419	43,207
(Increase) decrease in amount due from director	-	19,000
Net cash provided by (used in) operating activities	(5,348,885)	(2,178,043)

INVESTING ACTIVITIES:
Financial assets held of resale - movement	2,730,363	-
Net cash and cash equivalents acquired in acquisition	-	-
Net restricted cash acquired in acquisition	1,599,572	-
Net cash provided by (used in) investing activities	4,329,935	-

FINANCING ACTIVITIES:
Repayment of bank loan	(500,000)	-
Borrowings under long term loan	10,000	-
Proceeds from notes payable	503,700	-
Proceeds from shares to be issued	1,482,485	4,838,301
Proceeds from stock issuance	409,899	1,911,306
Net cash provided by (used in) financing activities	1,906,084	6,749,607

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	887,134	4,571,564

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,972,649	731,355

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,859,783	$5,302,919

NON-CASH TRANSACTION
Issuance of shares for service received	$409,899	$1,247,056

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

In January 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc. (formerly known as Origin8, Inc.) (“Logiq”), completed the acquisition of substantially all of the assets of Push Holdings, Inc. Logiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. Logiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. Logiq focuses on consumer engagement and enrichment to maximize it’s return on acquisition through repeat monetization of each consumer. Logiq also licenses its software technology and provides managed technology services to various other e-commerce companies. Logiq is located in Minneapolis, Minnesota, USA

The accompanying consolidated financial statements include the financial position of the Company and its wholly owned subsidiary, Logiq, as of June 30, 2020, and the results of operations, changes in stockholders’ equity (deficit), and cash flows for the six month period ended June 30, 2020.

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

The Company’s intangible assets consist of software technology which are amortized using the straight-line method over five years. Amortization expenses related to intangible assets for the three months ended June 30, 2020 and 2019 amounted to $437,983 and $25,483, respectively. Amortization expenses related to intangible assets for the six months ended June 30, 2020 and 2019 amounted to $875,966 and $50,966, respectively.

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

As of June 30, 2020 and 2019, the allowance for bad debt was approximately $54,619 and $0, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, policies for timing of transfers between different levels for fair value measurements, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – INTANGIBLE ASSETS, NET

As of June 30, 2020, and December 31, 2019, the Company has the following amounts related to intangible assets:

	Software acquired	Other intangible assets	Logiq technology platform	Total
Cost at January 1, 2020	$1,764,330	$5,000	$-	$1,769,330
Additions	$-	$-	$8,250,000	$8,250,000
Cost at June 30, 2020	$1,764,330	$5,000	$8,250,000	$10,019,330

Amortization
Brought forward at January 1, 2020	$1,155,732	$2,000	$-	$1,157,732
Charge for the period	$50,716	$250	$825,000	875,966
Accumulated depreciation at June 30, 2020	$1,206,448	$2,250	$825,000	$2,033,698

Net intangible assets at June 30, 2020	$557,882	$2,750	$7,425,000	$7,985,632

Net intangible assets at December 31, 2019	$608,598	$3,000	$-	$611,598

Amortization expenses related to intangible assets for the three months ended June 30, 2020 and 2019 amounted to $437,983 and $25,483, respectively. Amortization expenses related to intangible assets for the six months ended June 30, 2020 and 2019 amounted to $875,966 and $50,966, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of June 30, 2020 in the following fiscal years is as follows:

Remaining of 2020	$875,966
2021	1,751,932
2022	1,751,932
2023	1,751,932
2024	1,751,932
After 2024	101,938
$7,985,632

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2020, and December 31, 2019, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computers and Equipment	Total
Cost at January 1, 2020	-	-	-
Additions	$165,957	$59,169	$225,126
Cost at June 30, 2020	$165,957	$59,169	$225,126

Amortization
Brought forward at January 1, 2020	-	-	-
Charge for the period	$16,818	$6,465	$23,282
Accumulated depreciation at June 30, 2020	$16,818	$6,465	$23,282

Net property and equipment assets at June 30, 2020	$149,139	$52,704	$201,843

Net property and equipment assets at December 31, 2019	-	-	-

Depreciation expenses for the three months ended June 30, 2020 and 2019 amounted to $11,641 and $nil, respectively. Depreciation expenses for the six months ended June 30, 2020 and 2019 amounted to $23,282 and $nil, respectively.

NOTE 5 – GOODWILL

	As of June 30, 2020	As of December 31, 2019
Goodwill at cost	$4,781,208	-
Accumulated impairment losses	-	-
Balance at end of period	$4,781,208	-

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

NOTE 6 – ACCOUNTS RECEIVABLE

	As of June 30, 2020	As of December 31, 2019
Balance as at beginning of period 1	$-	-
Additions charges to operations	1,677,293	-
Allowance for doubtful debts	(54,619)	-
Recoveries	-	-
Balance at end of period	1,622,674	-

Movement all in allowance for doubtful debts

Balance at beginning of period	$54,619
Impairment losses recognized	-
Balance at end of period	54,619

Age of Impaired trade receivables

Current	$1,428,296
1 - 30 days	118,437
31 - 60 days	21,881
61 - 90 days	17,141
91 and over	36,920
Total	1,622,674

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As of June 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities

Held-for-trading investments	$-	-	$2,730,363	-

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

These investments were disposed and the proceeds utilized to repay the Company’s loan in note 12 below.

NOTE 8 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date. The results of operations of WIP from April 23, 2018 to June 30, 2020 has not been included as the amount had been fully impaired.

The Company held a 49% equity interest and a 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as June 30, 2020.

In April 2019, the Company completed the distribution as a dividend in specie, to the Company’s shareholders of record at October 12, 2018 of 49% equity interest in WIP to Weyland AtoZPay Inc. and now holds an equitable interest of 31% in WIP.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at June 30, 2020 and December 31, 2019:

	As of June 30, 2020	As of December 31, 2019
Deposit	$1,666,808	$1,619,808
Other receivables	1,876	1,876
Prepayments	125,772	20,000
	1,794,456	1,641,684

NOTE 11 – ACCRUALS AND OTHER PAYABLES

Accruals and other payable consist of the following:

	As of June 30, 2020	As of December 31, 2019
Accruals	$572,275	298,453
Other payables	252,692	-
	$824,966	298,453

NOTE 12 – BANK LOAN

The bank loan is part of a US Line of credit facility dated December 17, 2019 for a maximum principal of $2,296,805 expiring December 17, 2021 at an interest rate of LIBOR +3%. This loan is secured against the Company’s financial asset of $ 2,820,625 as disclosed in note 7 above. In June 2020, this loan was fully repaid from the disposal of the Company’s financial asset.

NOTE 13 – INCOME TAX

The United States of America

Weyland Tech, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2019 and 2018, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of June 30, 2020	As of December 31, 2019
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

Logiq, Inc. (formerly known as Origin8, Inc.)

As of June 30, 2020, this company does not have any deferred tax asset.

NOTE 14 –NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary Logiq, Inc. (formerly known as Origin8, Inc.) (Logiq the “Company”) received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity.

NOTE 15 – STOCKHOLDERS’ EQUITY

Common Stock

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

During the period from April 1, 2020 to June 30, 2020, a total of 138,500 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital reserve

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Logiq Inc (formerly known as Origin8, Inc.) in the amount of $ 14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the quarter ended June 30, 2020, 296,157 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were cancelled and reversed previously issued to consultants.

Stock-Based Compensation

For the three months ended June 30, 2020, a total of 127,000 shares (post reverse split of approximately 13: 1) of common stock were issued as stock-based compensation to consultants.

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2020 and 2019, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Numerator - basic and diluted
Net (Loss)	$(1,675,546)	$(1,671,112)	$(4,488,638)	$(1,697,968)

Denominator
Weighted average number of common shares outstanding —basic and diluted	12,241,835	3,499,259	11,926,020	3,245,491
(Loss) per common share — basic and diluted	$(0.1369)	$(0.4776)	$(0.3764)	$(0.5232)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The table below includes future minimum lease payments for leases renewed and entered into.

Future minimum lease payments under the non-cancelable operating lease agreements are as follows:

Remaining of 2020	$183,600
2021	$367,200

Legal proceedings

None.

NOTE 18 – SEGMENT INFORMATION

Segment information

	Weyland Tech Inc.	Logiq	Total
For the three months ended June 30, 2020
External revenue	$5,653,495	$3,661,565	$9,315,060
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(444,299)	$(1,231,247)	$(1,675,546)

For the three months ended June 30, 2019

External revenue	$7,141,932	-	$7,141,932
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(1,671,114)	-	$(1,671,114)

	Weyland Tech Inc.	Logiq	Total
For the six months ended June 30, 2020
External revenue	$17,439,238	$6,857,216	$24,296,454
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(2,210,006)	$(2,278,632)	$(4,488,638)

For the six months ended June 30, 2019

External revenue	$15,633,624	-	$15,633,624
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(1,697,968)	-	$(1,697,968)

NOTE 19 – SUBSEQUENT EVENTS

The Company is rebranding our corporate name and logo to Logiq Inc. by amending the Delaware Article’s of Incorporation, filed form 8-K with the Securities and Exchange Commission on August 6, and applied for a new stock symbol with FINRA on August 7. It is anticipated that FINRA will issue a new symbol by August 15, 2020.

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

In January 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc. (formerly known as Origin8, Inc.) (“Logiq”), completed the acquisition of substantially all of the assets of Push Holdings, Inc (Note 17). Logiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. Logiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. Logiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. Logiq also licenses its software technology and provides managed technology services to various other e-commerce companies. Logiq is located in Minneapolis, Minnesota, USA.

COVID-19 Effect

Due to the unprecedented effect and related impact of Covid-19 pandemic, the Company has experienced a push back from the Company’s resellers and white label distributors, for its Platform as a Service pay-to-use subscription basis, noted in April 2020 to the date of this report. The Company is expecting a continuing reduction in its service revenues, as it provides complimentary services to maintain customers and loss of customers, in the remaining period to December 31, 2020 on an as needed basis.

Results of Operation

Results of Operations for the Three Months ended June 30, 2020 and 2019

The following tables set forth our results of operations for the three months period ended June 30, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue:

	Three Months ended
	June 30, 2020		June 30, 2019
Revenue (service)	$9,315,060	100.00%	$7,141,932	100.00%
Cost of revenues (service)	8,095,406	86.91	5,874,249	82.25
Gross profit	1,219,654	13.09	1,267,683	17.75
Other Income(Expenses),net	(265,223)	(2.85)	-	-
Gross Income	954,431	10.25	1,267,683	17.75

Depreciation and Amortization	449,625	4.83	25,483	0.33
General and administrative	1,180,246	12.67	1,280,869	17.93
Sales and Marketing	99,262	1.07	389,610	5.46
Research and development	900,844	9.67	1,242,833	17.40
Total operating expenses	2,629,977	28.23	2,983,795	41.15
(Loss) from operations	(1,675,546)	(17.99)	(1,671,112)	(23.40)
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(1,675,546)	(17.99)	(1,671,112)	(23.40)
Income tax (expense)	-	-	-	-
Net (loss)	$(1,675,546)	(17.99)	$(1,671,112)	(23.40)

Segment Reporting

We consolidated the results of our subsidiary, Logiq Inc from January 8, 2020 and the comparatives for the three months ended June 30, 2019 are not applicable (“N/A”).

Revenue

Consolidated Revenues were $9,315,060 and $7,141,932 for the three months ended June 30, 2020 and 2019, respectively.

The revenues from the our CreateAPP platform decreased to $5,653,495 compared to $ 7,141,932 for the three months ended June 30, 2020 and 2019, respectively as a result of providing complimentary subscriptions to retain our customers impacted by Covid-19 pandemic.

Our data logic platform Logiq revenues were $3,661,565 (2019: N/A).

Cost of Revenue

Consolidated Cost of revenues were $8,095,406 and $5,874,249 for the three months ended June 30, 2020 and 2019, respectively.

The Cost of revenues of the Company’s CreateAPP platform decreased to $5,000,454 and $ 5,874,249 for the three months ended June 30, 2020 and 2019,

Our data logic platform cost of revenue from Logiq were $3,094,951 (2019: N/A).

Gross margin

Our consolidated gross margin reduced to 13.09% from 17.75% for the three months ended June 30, 2020 and 2019.

Our CreateAPP platform gross margin reduced to 11.55% from 17.75% as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic.

Our data logic platform Logiq gross margin was 15.47% for the three months ended June 30, 2020. (2019: N/A).

Other Income/(Expenses), net

Consolidated Other income (expenses), net were ($265,223) for the three months ended June 30, 2020 (2019: nil).

The Company received interest from US fixed income money market funds $7,800 against loss on change in fair value of ($15,099) on disposal of this fund for the period.

Our data logic platform Logiq incurred $255,594 arising from the early withdrawal from an escrow account.

Operating Expenses

General and administrative: Consolidated General and administrative expenses were $1,180,246 and $1,280,869 for the three months ended June 30, 2020 and 2019, respectively.

The Company’s General and administrative expenses were $200,383 and $ 1,280,869 for the three months ended June 30, 2020 and 2019, respectively. This included a reversal of Consultancy fees of ($181,108) due to cancellation of shares issued previously for the three months ended June 30, 2020 and $910,916 for costs due to the Reg S private placement for the three months ended June 30, 2019.

Our data logic platform Logiq’s General and administrative expenses were $979,864 (2019: N/A).

Research and Development: Consolidated Research and Development expenses were $900,844 and $1,242,844 for the three months ended June 30, 2020 and 2019, respectively.

Our CreateAPP platform Research and Development expenses were $862,500 and $ 1,242,833 for the three months ended June 30, 2020 and 2019, respectively which were scaled back in Q2 on the onset of the Covid-19 pandemic.Our data logic platform Logiq’s Research and Development expenses was $38,344. (2019: N/A).

Sales and Marketing: Consolidated Sales and Marketing expenses were $99,262 and $389,610 for the three months ended June 30, 2020 and 2019, respectively.

The Company’s Sales and Marketing activities was curtailed due to Covid-19 to $0 and $ 389,610 for the three months ended June 30, 2020 and 2019, respectively.

Our data logic platform Logiq’s Sales and Marketing expenses was $99,262 (2019: N/A)..

Net (Loss)

The Company reports a Consolidated net loss of ($1,675,546) for the three months ended June 30, 2020 as compared to a net loss ($1,671,112) for the three months ended June 30, 2019.

The Company incorporating our CreateAPP platform incurred a net loss of ($ 444,298) and ($ 1,671,112) for the three months ended June 30, 2020 and 2019, respectively.

Our data logic platform Logiq incurred a net loss of ($1,231,247) for the three months ended June 30, 2020 (2019: N/A).

Results of Operations for the Six Months ended June 30, 2020 and 2019

The following tables set forth our results of operations for the six months period ended June 30, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue:

	Six Months ended
	June 30, 2020		June 30, 2019
Revenue (service)	$24,296,454	100.00%	$15,633,624	100.00%
Cost of revenues (service)	20,431,668	84.09	12,858,676	82.25
Gross profit	3,864,786	15.91	2,774,948	17.75
Other Income (Expenses), net	(261,415)	(1.08)	-	-
Gross Income	3,603,371	14.83	2,774,948	17.75

Depreciation and Amortization	899,249	3.70	50,967	0.33
General and administrative	4,382,288	18.04	1,921,791	12.29
Sales and Marketing	152,277	0.63	389,610	2.49
Research and development	2,658,195	10.94	2,110,548	13.50
Total operating expenses	8,092,009	33.31	14,472,916	28.61
(Loss) from operations	(4,488,638)	(18.47)	(1,697,968)	(10.86)
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(4,488,638)	(18.47)	(1,697,968)	(10.86)
Income tax (expense)	-	-	-	-
Net (loss)	$(4,488,638)	(18.47)	$(1,697,968)	(10.86)

Segment Reporting

We consolidated the results of our subsidiary, Logiq Inc from January 8, 2020 and the comparatives for the six months ended June 30, 2019 are not applicable (“N/A”).

Revenue

Consolidated Revenue was $24,296,454 and $15,633,624 for the six months ended June 30, 2020 and 2019, respectively.

The revenues from the our CreateAPP platform were $17,439,238 and $15,633,624 for the three months ended June 30, 2020 and 2019, respectively. Our Q2 CreateAPP revenues were adversely impacted as a result of providing complimentary subscriptions to retain our customers affected by Covid-19 pandemic and reduced to $ 5,653,495 from $11,785,743 in Q1.

Our data logic platform Logiq’s revenue effective January 9, 2020 were $6,857,216 (2019: N/A)

Cost of Revenue

Consolidated Cost of revenue were $20,431,668 and $12,858,676 for the six months ended June 30, 2020 and 2019, respectively.

The Cost of revenues of the Company’s CreateAPP platform increased to $14,694,238 and $ 12,858,676 for the six months ended June 30, 2020 and 2019,

Our data logic platform Logiq’s Cost of revenues was $5,737,430 (2019: N/A).

Gross margin

Our Consolidated gross margin reduced to 15.9% from 17.8% for the six months ended June 30, 2020 and 2019, as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic.

Our CreateAPP platform gross margin reduced to 15.74% from 17.75% as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic.

Our data logic platform Logiq gross margin was 16.33% for the six months ended June 30, 2020 (2019: N/A).

Other Income/(Expenses), net

Consolidated Other income (expenses), net was ($261,415) for the six months ended June 30, 2020 (2019: nil).

The Company received interest from US fixed income money market funds $42,713 against loss on change in fair value of ($48,223) on disposal of this fund in June 2020.

Our data logic platform Logiq incurred $ 255,594 due to the early withdrawal from an escrow account

Operating Expenses

General and administrative: Consolidated General and administrative expenses were $4,382,288 and $1,921,791 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s General and administrative expenses were $2,354,218 and $ 1,921,791 for the six months ended June 30, 2020 and 2019, respectively. During the period, we incurred Investor and public relations costs of $ 799,643 (2019: $ 514,264) in connection with our uplisting plans to a more senior exchange.

Our data logic platform Logiq’s General and administrative expenses was $2,028,070 (2019: N/A).

Research and Development: Consolidated Research and Development expenses were $2,658,195 and $2,110,548 for the six months ended June 30, 2020 and 2019, respectively.

Our CreateAPP platform Research and Development expenses were $2,544,000 and $ 2,110,548 for the six months ended June 30, 2020 and 2019, respectively. Our Research and Development plans were scaled back in Q2 on onset of Covid-19 to $ 862,500 for the three months ended June 2020.

Our data logic platform Logiq’s Research and Development expenses was $ 114,195. (2019: N/A).

Sales and Marketing: Consolidated Sales and Marketing expenses were $152,277 and $389,610 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s Sales and Marketing activities was curtailed due to Covid-19 to $0 and $ 389,610 for the six months ended June 30, 2020 and 2019, respectively.

Our data logic platform Logiq’s Sales and Marketing expenses was $152,277 (2019: N/A)

Net (Loss)

The Company reports a Consolidated net loss of ($4,488,638) for the six months ended June 30, 2020 as compared to a net loss ($1,697,968) for the six months ended June 30, 2019.

The Company incorporating our CreateAPP platform incurred a net loss of ($ 2,210,006) and ($ 1,697,968) for the six months ended June 30, 2020 and 2019, respectively.

Our data logic platform Logiq incurred a net loss of ($2,278,632) for the six months ended June 30, 2020 (2019: N/A).

Liquidity and Capital Resources

During the six months period ended June 30, 2020, our primary sources of capital came from our operations, existing cash, government loans and third-party financing.

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

A summary of our changes in cash flows for the six months ended June 30, 2020 and 2019 is provided below:

	Six months ended June 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(5,348,885)	$(2,178,043)
Investing activities	4,329,935	-
Financing activities	1,906,084	6,749,607
Net increase (decrease) in cash and cash equivalents	887,134	4,571,564
Cash, cash equivalents, beginning of period	2,972,649	731,355
Cash, cash equivalents end of period	$3,859,783	$5,302,919

As of June 30, 2020, we had total assets of $ 24,618,846 and $3,956,280 in liabilities. We have a total stockholders’ equity of $20,662,566 as of June 30, 2020.

As of June 30, 2020, we had cash and cash equivalents of $3,859,783, including the subsidiary Push Holdings Inc’s cash and cash equivalents of $938,335.

Cash Used Provided by Operating Activities

Operating activities used ($5,348,885) in operations for the six months ended June 30, 2020, as compared to ($2,178,043) for the six months ended June 30, 2019. This increase is attributable to net loss from consolidated operations of ($4,488,638) comprising the Company’s loss of ($1,697,968) and that of our subsidiary Push Holdings Inc of ($2,278,632).

Cash Used in Investing Activities

The Company invested in Financial assets held for resale of $2,730,363, which was subsequently disposed in June 2020 and net cash held by our subsidiary Logiq Inc (incorporating Push Holdings Inc) of $1,599,572.

Cash Provided by Financing Activities

Financing activities provided $1,906,084 in cash for the six months ended June 30, 2020, as compared to $6,749,607 for the six months ended June 30, 2019. This decrease is proceeds from stock issuance and repayment of a bank loan of $1,990,000 by the Company and a new Covid-19 loan in the form of Notes payable by our subsidiary Push Holdings Inc of $503,700.

As reflected in the financial statements, the Company had net cash, cash equivalents in operations of $3,859,783, a net consolidated loss of $4,488,638 and an accumulated deficit of $ 52,102,296 as at June 30, 2020.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were effective as of June 30, 2020.

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

We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

Certain segments of our business has begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance will be harmed.

The impacts of COVID-19 on our business, customers, partners, vendors, resellers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our clients, partners, vendors, resellers, suppliers and our business more specifically;

●	the measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures;

●	the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments in response to COVID-19;

●	the duration and impact of the numerous measures implemented by governmental authorities throughout the country to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations on public gatherings, and business limitations and shutdowns;

●	the increase in business failures or slowdowns among our customers, vendors, resellers, suppliers, and other businesses;

●	the pace and extent to which our customers and other businesses are able to operate and/or reduce their number of employees and other compensated individual;

●	the willingness of current and prospective clients to invest in our products and services;

●	the willingness of current and prospective clients to buy and install products and services remotely;

●	the satisfaction of customers with product and service remote delivery and support; and

●	the continuing extension of complimentary subscriptions to retain our customers.

If we are not able to respond to and manage the impact of such events effectively, our business will be adversely impacted.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19.

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 may have on our business.

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

Weyland Tech Inc.

August 14, 2020	/s/ Brent Y Suen
President, Chief Executive Officer
(Principal Executive Officer
and Principal Financial Officer)

/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer