Form 10-Q
period 2020-09-30
LOGIQ, INC.
filed 2020-11-16
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-51815

LOGIQ INC.

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

As of November 13, 2020, the issuer had 13,671,763 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	September 30	December 31
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	7,657,848	611,598
Property and equipment, net	190,202	-
Goodwill	4,781,208	-
Total non-current assets	12,629,258	611,598

Current assets
Amount due from associate	5,023,700	2,825,700
Accounts receivable	1,567,852	-
Other amount recoverable	49,550	549,550
Prepayment, deposit and other receivables	121,723	1,641,684
Financial assets held for resale	996,414	2,730,363
Cash and cash equivalents	4,847,284	2,972,649
Total current assets	12,606,523	10,719,946
Total assets	$25,235,781	$11,331,544

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	961,310	-
Accruals and other payables	917,571	298,453
Deposits received for shares to be issued	2,235,184	-
Convertible promissory notes	2,911,000	-
Amount due to director	77,500	77,500
Total current liabilities	7,102,565	375,953

Non-current liabilities
Other loan	10,000	-
Bank loan	-	500,000
Notes payable	503,700	-
Total non-current liabilities	513,700	500,000
Total liabilities	$7,616,265	$875,953

Stockholders’ Equity
Common stock, $0.0001 par value, 250,000,000 shares authorized, 13,205,355 and 8,561,704 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively*	17,167	11,130
Additional paid-in capital	58,301,051	58,058,118
Capital reserves	14,282,143	-
Accumulated deficit carried forward	(54,980,845)	(47,613,657)
Total shareholders’ equity	17,619,516	10,455,591
Total liabilities and stockholders’ equity	$25,235,781	$11,331,544

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

 The accompanying notes are an integral part of these consolidated financial statements.

LOGIQ INC.

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$7,030,305	$8,996,441	$31,326,759	$24,630,065
Cost of Service	5,919,848	7,399,583	26,351,514	20,258,258
Gross Profit	1,110,457	1,596,858	4,975,245	4,371,807

Operating Expenses
General and administrative	1,968,763	1,557,960	6,346,531	3,479,751
Research and development	1,018,389	1,126,165	3,681,162	3,236,713
Sales and marketing	544,970	-	697,190	389,610
Depreciation and amortization	455,424	25,483	1,354,674	76,450
Total Operating Expenses	3,987,546	2,709,609	12,079,557	7,182,524

(Loss) from Operations	(2,877,089)	(1,112,751)	(7,104,312)	(2,810,717)

Other Expenses	2,868	-	306,997	-
Other Income	1,408	32,094	44,121	32,094
Other income/(expenses),net	(1,460)	32,094	(262,876)	32,094

Net (Loss) before income tax	(2,878,549)	(1,080,657)	(7,367,188)	(2,778,623)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	$(2,878,549)	$(1,080,657)	$(7,367,188)	$(2,778,623)

Net (loss) profit per common share - basic and fully diluted	$(0.2257)	$(0.1937)	$(0.6037)	$(0.6892)

Weighted average number of basic and fully diluted common share outstanding*	12,753,230	5,578,806	12,203,769	4,031,809

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these consolidated financial statements.

LOGIQ INC

Consolidated Statements of Stockholders’ Equity

	Common Stock*	Amount	Additional paid-in capital	Subscriptions received/ Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/ Equity

Balance January 1, 2019	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of shares	5,103,121	510	585,129	-	-	585,639
Net loss for the period	-	-	-	-	(26,853)	(26,853)
Balance March 31, 2019	42,018,464	$4,202	$46,762,650	$-	$(41,098,824)	$5,668,028
Issuance of shares	9,983,688	998	1,324,668	-	-	1,325,666
Net loss for the period	-	-	-	-	(1,671,112)	(1,671,112)
Balance June 30, 2019	52,002,152	$5,200	$48,087,318	$-	$(42,769,936)	$5,322,582
Issuance of shares	44,819,342	4,482	5,235,100		-	5,239,582
Net loss for the period	-	-	-	-	(1,080,657)	(1,080,657)
Balance Sep 30, 2019	96,821,494	$9,682	$53,322,418	$-	$(43,850,593)	$9,481,507

Balance January 1, 2020	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Issuance of shares	3,355,012	4,362	(790)	14,282,143	-	14,285,714
Cancelation of shares	(589)	(1)	1	-	-	-
Shares issued for services	437,503	569	667,717	-	-	668,286
Net loss for the period	-	-	-	-	(2,813,092)	(2,813,092)
Balance March 31, 2020	12,353,630	16,060	58,725,046	14,282,143	(50,426,750)	22,596,499
Issuance of shares	11,500	$15	$(180)	$-	$-	$(165)
Cancelation of shares	(296,157)	(385)	385		-	-
Shares issued (cancelled) for services	127,000	165	(258,387)		-	(258,222)
Net loss for the period		-	-		(1,675,546)	(1,675,546)
Balance June 30, 2020	12,195,973	15,855	58,466,864	14,282,143	(52,102,296)	20,662,566
Issuance of shares	1,075,057	$1,397	$(1,452)	$-	$-	$(55)
Cancelation of shares	(107,693)	(140)	140		-	-
Shares issued (cancelled) for services	42,018	55	(164,501)		-	(164,446)
Net loss for the period		-	-		(2,878,549)	(2,878,549)
Balance September 30, 2020	13,205,355	17,167	58,301,051	14,282,143	(54,980,845)	17,619,516

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(7,367,188)	$(2,778,623)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property and equipment	34,924	-
Amortization of intangible assets	1,319,750	76,450
		-
Changes in operating assets and liabilities:
(Increase) decrease in intangible assets	(116,000)	-
(Increase) decrease in trade and other receivables	(858,799)	(34,500)
(Increase) decrease in amount due from associate	(2,198,000)	(1,163,250)
(Increase) decrease in prepaid expenses and current other assets	1,531,900	-
(Increase) decrease in accounts payable	594,219	-
(Increase) decrease in other accrued liabilities	195,025	(79,417)
(Increase) decrease in amount due from director	-	19,000
Net cash (used in) operating activities	(6,864,169)	(3,960,340)

INVESTING ACTIVITIES:
Financial assets held of resale - sales	2,733,949	-
Financial assets held of resales - purchase	(1,000,000)	-
Net restricted cash acquired in acquisition	1,599,572	-
Net cash provided by (used in) investing activities	3,333,521	-

FINANCING ACTIVITIES:
Repayment of bank loan	(500,000)	-
Borrowings under Other loan	10,000	-
Proceeds from Convertible promissory notes	2,911,000
Proceeds from notes payable	503,700	-
Proceeds from shares to be issued	2,235,184	1,898,726
Proceeds from stock issuance	245,399	7,150,888
Net cash provided by (used in) financing activities	5,405,283	9,049,614

INCREASE IN CASH AND CASH EQUIVALENTS	1,874,635	5,089,274

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,972,649	731,355

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,847,284	$5,820,629

NON-CASH TRANSACTION
Issuance of shares for services received	$309,580	$1,553,404

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Logiq Inc (formerly known as Weyland Tech Inc) (the “Company”) is a global e-commerce, mCommerce, MArTech and Fintech enablement platform to empower Mobile users.

APPLogiq: Subscription-based, platform-as-a-service (“PaaS”) platform for users to create mobile apps to market, sell and deliver goods and services. APPLogiq offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This Do It Yourself (“DIY”) mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMBs”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMBs to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

DATALogiq: MarTech AI-driven data engine captures and directs consumer intent to promote customers leads, engagement and monetary conversion for enterprises & brands.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of its AtozPay mobile payments platform.

In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of AtozGo.

In January 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc., also known as DATALogiq (formerly known as Origin8, Inc.) (“DATALogiq”), completed the acquisition of substantially all of the assets of Push Holdings, Inc. DATALogiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DATALogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DATALogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DATALogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DATALogiq is located in Minneapolis, Minnesota, USA.

The Company has rebranded its corporate name and logo to Logiq Inc. by amending the Delaware Certificate of Incorporation, filed form 8-K with the Securities and Exchange Commission on August 6, 2020 and has changed its ticker to “LGIQ”. The name change and ticker symbol change were approved by FINRA.

The accompanying unaudited consolidated financial statements include the financial position of the Company and its wholly owned subsidiary, DATALogiq, as of September 30, 2020, and the results of operations, changes in stockholders’ equity (deficit), and cash flows for the nine-month period ended September 30, 2020.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Logiq Inc (formerly known as Origin8 Inc, incorporating Push Holdings Inc. (“DATALogiq”). Material intercompany balances and transactions have been eliminated on consolidation.

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

The Company is focused on mobile commerce enablement via our APPLogiq platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.

On January 8, 2020, the Company, through its wholly-owned subsidiary, DATALogiq, completed the acquisition of substantially all of the assets of Push Holdings, Inc. DATALogiq provides a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DATALogiq develops proprietary technology solutions including, among other things, artificial intelligence powered media buying optimization, customer relationship management, payment processing, and fulfillment and customer lifecycle management platforms. DATALogiq utilizes its technologies to sell a multitude of products directly to consumers with a focus on recurring subscription-based models. DATALogiq also licenses its software technology and provides managed technology services to various other ecommerce companies.

We manage our business on the basis of the two reportable segments: mobile commerce enablement via our APPLogiq platform service provider and DATALogiq consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands.

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

The Company’s intangible assets consist of software technology which are amortized using the straight-line method over five years. Amortization expenses related to intangible assets for the three months ended September 30, 2020 and 2019 amounted to $443,782 and $25,483, respectively. Amortization expenses related to intangible assets for the nine months ended September 30, 2020 and 2019 amounted to $1,319,750 and $76,450, respectively.

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

ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

The Company’s APPLogiq business effective September 1, 2015 is based on a nil accounts receivable balance as subscriptions are collected on a usage basis.

Our subsidiary, DATALogiq (renamed as Logiq, Inc.,formerly known as Origin8 Inc, incorporating Push Holdings Inc. (“DATALogiq”), accounts receivable, net is stated at the amount DATALogiq expects to collect, or the net realizable value. DATALogiq provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. DATALogiq estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that DATALogiq’s estimate of the provision for allowances will change.

As of September 30, 2020 and 2019, the allowance for bad debt was approximately $54,619 and $0, respectively.

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

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings or loss per share as their impact was anti-dilutive.

REVENUE RECOGNITION

The Company’s APPLogiq Platform as a Service (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

The Company maintains the PaaS software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

Our subsidiary, DATALogiq, provides a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DATALogiq develops proprietary technology solutions including, among other things, artificial intelligence powered media buying optimization, customer relationship management, payment processing, and fulfillment and customer lifecycle management platforms. DATALogiq also licenses its software technology and provides managed technology services to various other e-commerce companies.

COST OF SERVICE

Cost of service comprises fees from third party cloud-based hosting services. DATALogiq’s cost of revenue comprises online traffic sources.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The adoption of ASU 2018-09 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2018-13 it not expected to have a material impact our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

NOTE 3 – INTANGIBLE ASSETS, NET

As of September 30, 2020, and December 31, 2019, the Company has the following amounts related to intangible assets:

	Software acquired	Other intangible assets	DATALogiq technology platform	Total
Cost at January 1, 2020	$1,764,330	$5,000	$-	$1,769,330
Additions	$116,000	$-	$8,250,000	$8,366,000
Cost at September 30, 2020	$1,880,330	$5,000	$8,250,000	$10,135,330

Amortization
Brought forward at January 1, 2020	$1,155,732	$2,000	$-	$1,157,732
Charge for the period	$81,875	$375	$1,237,500	1,319,750
Accumulated depreciation at September 30, 2020	$1,237,607	$2,375	$1,237,500	$2,477,482

Net intangible assets at September 30, 2020	$642,723	$2,625	$7,012,500	$7,657,848

Net intangible assets at December 31, 2019	$608,598	$3,000	$-	$611,598

Amortization expenses related to intangible assets for the three months ended September 30, 2020 and 2019 amounted to $443,782 and $25,483, respectively. Amortization expenses related to intangible assets for the nine months ended September 30, 2020 and 2019 amounted to $1,319,750 and $76,450, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of September 30, 2020 in the following fiscal years is as follows:

Remaining of 2020	$443,782
2021	1,775,132
2022	1,775,132
2023	1,775,132
2024	1,775,132
After 2024	113,538
$7,657,848

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2020, and December 31, 2019, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computers and Equipment	Total
Cost at January 1, 2020	-	-	-
Additions	$165,957	$59,169	$225,126
Cost at September 30, 2020	$165,957	$59,169	$225,126

Amortization
Brought forward at January 1, 2020	-	-	-
Charge for the period	$25,227	$9,697	$34,924
Accumulated depreciation at September 30, 2020	$25,227	$9,697	$34,924

Net property and equipment assets at September 30, 2020	$140,730	$49,472	$190,202

Net property and equipment assets at December 31, 2019	-	-	-

Depreciation expenses for the three months ended September 30, 2020 and 2019 amounted to $11,642 and $nil, respectively.

Depreciation expenses for the nine months ended September 30, 2020 and 2019 amounted to $34,924 and $nil, respectively.

NOTE 5 – GOODWILL

	As of September 30, 2020	As of December 31, 2019
Goodwill at cost	$4,781,208	-
Accumulated impairment losses	-	-
Balance at end of period	$4,781,208	-

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.by our wholly-owned subsidiary, DATALogiq.

The recoverable amount of this unit is determined based on external valuation performed by CBI Advisory Partners on March 20, 2020.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	As of September 30, 2020	As of December 31, 2019
Balance as at beginning of period	$-	-
Additions charges to operations	1,622,471	-
Allowance for doubtful debts	(54,619)	-
Recoveries	-	-
Balance at end of period	1,567,852	-

Movement all in allowance for doubtful debts

Balance at beginning of period	$54,619
Impairment losses recognized	-
Balance at end of period	54,619

Age of Impaired trade receivables

Current	$1,107,756
1 - 30 days	366,568
31 - 60 days	19,539
61 - 90 days	7,600
91 and over	121,008
Total	1,622,471

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As of September 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities

Held-for-trading investments	$996,414	-	$2,730,363	-

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

During the quarter ended June 30, 2020, certain investments were disposed and the proceeds utilized to repay the Company’s loan in note 12 below

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

The results of operations of WIP from April 23, 2018 to September 30, 2020 has not been included as the amount had been fully impaired.

The Company held an 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as September 30, 2020.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at September 30, 2020 and December 31, 2019:

	As of September 30, 2020	As of December 31, 2019
Deposit	$-	$1,619,808
Other receivables	1,638	1,876
Prepayments	120,085	20,000
	121,723	1,641,684

NOTE 11 – ACCRUALS AND OTHER PAYABLES

Accruals and other payable consist of the following:

	As of September 30, 2020	As of December 31, 2019
Accruals	$685,833	298,453
Other payables	231,738	-
	$917,571	298,453

NOTE 12 – BANK LOAN

The bank loan is part of a US Line of credit facility dated December 17, 2019 for a maximum principal of $2,296,805 expiring December 17, 2021 at an interest rate of LIBOR +3%. During the period ended June 30, 2020, this loan is secured against the Company’s financial asset of $2,820,625 as disclosed in note 7 above. In the quarter ended June 30, 2020, certain investments were disposed and this loan was fully repaid. .At September 30, 2020, there was no loan outstanding.

Interest expenses for the three months ended September 30, 2020 and 2019 amounted to $3,853 and $nil, respectively.

Interest expenses for the nine months ended September 30, 2020 and 2019 amounted to $52,388 and $nil, respectively.

NOTE 13 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2019 and 2018, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of September 30, 2020	As of December 31, 2019
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DATALogiq (Logiq, Inc. formerly known as Origin8, Inc.)

As of September 30, 2020, this company does not have any deferred tax asset.

NOTE 14 – NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary DATALogiq, (Logiq Inc formerly known as Origin8, Inc.) (“DATALogiq” received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, DATALogiq is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. DATALogiq intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that DATALogiq will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. While DATALogiq’s PPP Loan currently has a two-year maturity, the amended law will permit DATALogiq to request a five-year maturity.

NOTE 15 – CONVERTIBLE PROMISSORY NOTES

From April to August 20, 2020, the Company entered into convertible promissory notes issued to various investors (the “2020 Notes”), whereby the Company borrowed $2,911,000. Proceeds received by the Company are in consideration for convertible promissory notes issued to the investors. The maturity date is July 20, 2021 and interest accrues at 10% per annum throughout the term of the 2020 Notes.

The 2020 Notes contained a contingent conversion feature as follows:

Qualifying Event shall be any of the following events: (i) a sale of any subsidiary. (ii) repayment to the Company in cash in full of amounts advanced to Weyland Indonesia Perkasa (“WIP”), an Indonesian limited liability company, an “Associate” of the Company, or (iii) upon the closing of a financing (or aggregated financings) of five million dollars ($5,000,000) or more, in gross proceeds to the Company.

The derivative liability is recorded at fair value with changes in fair value recognized in interest income (expense), net.

Contingent Conversion Upon a Qualifying Event –Effective upon closing a qualifying event, as defined above, the 2020 Notes will automatically be converted into common stock at a conversion price of $2.50. In the event there is no Qualifying event prior to Maturity Date, the Note holders would have the right either to be paid back principal with interest or to convert the outstanding principal and accrued interest at a conversion price of $1.20.

NOTE 16 – STOCKHOLDERS’ EQUITY

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

During the period from September 2, 2015 to December 31, 2015, 1,163,600 shares with par value of $0.0001 per share were issued for legal and professional services, and 10,838,764 shares with par value of $0.0001 per share were issued to various stockholders.

During the year ended December 31, 2016, 9,747,440 shares with par value of $0.0001 per share were issued to various stockholders.

During the year ended December 31, 2017, 1,412,000 shares with par value of $0.0001 per share were issued for consultancy services received and 1,370,500 shares with par value of $0.0001 per share were issued to various stockholders.

During the year ended December 31, 2018, a total of 9,197,104 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 4,320,575 shares with par value of $0.0001 per share were issued to various stockholders.

In July 2019, the Company issued a total of 51,762,839 Reg S shares to high net worth individuals and family offices in South East Asia.

During the year ended December 31, 2019, a total of 19,311,309 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 58,627,601 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the period from July 1, 2020 to September 30, 2020, a total of 1,117,075 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital reserve

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of DATALogiq (Logiq Inc formerly known as Origin8, Inc. incorporating Push Holdings Inc) in the amount of $14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the quarter ended September 30, 2020, 107,693 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were cancelled and reversed previously issued to consultants.

Stock-Based Compensation

For the three months ended September 30, 2020, a total of 42,018 shares (post reverse split of approximately 13: 1) of common stock were issued as stock-based compensation to consultants.

NOTE 17 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2020 and 2019, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Numerator - basic and diluted
Net (Loss)	$(2,878,549)	$(1,080,657)	$(7,367,188)	$(2,778,623)

Denominator
Weighted average number of common shares outstanding —basic and diluted	12,753,230	5,578,806	12,203,769	4,031,809
(Loss) per common share — basic and diluted	$(0.2257)	$(0.1937)	$(0.6037)	$(0.6892)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

DATALogiq, effective January 8, 2020, subleases approximately 350 square feet of office space in Irvine, CA, at a rate of $2,900 per month on a month to month basis. DATALogiq also leases approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $367,200 per annum. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods. The related rent expense for the leases is calculated on a straight-line basis with the difference recorded as deferred rent.

The table below includes future minimum lease payments for leases renewed and entered into.

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

Remaining of 2020	$91,800
2021	$367,200

Legal proceedings

None.

NOTE 19 – SEGMENT INFORMATION

Segment information

	APPLogiq	DATALogiq	Total
For the three months ended September 30, 2020
External revenue	$3,206,346	$3,823,959	$7,030,305
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(1,965,038)	$(913,511)	$(2,878,549)

For the three months ended September 30, 2019

External revenue	$8,996,441	-	$8,996,441
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(1,080,657)	-	$(1,080,657)

	APPLogiq	DATALogiq	Total
For the nine months ended September 30, 2020
External revenue	$20,645,584	$10,681,175	$31,326,759
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(4,175,045)	$(3,192,143)	$(7,367,188)

For the nine months ended September 30, 2019

External revenue	$24,630,065	-	$24,630,065
Inter-segment revenue	-	-	-
Segment (Loss) before tax	$(2,778,623)	-	$(2,778,623)

NOTE 20 – SUBSEQUENT EVENTS

Weyland Indonesia Perkasa (WIP)

On October 7, 2020 the Company entered into an agreement to convert a portion approximately $4,073,700 of the Amount due from Associate to a Preferred Equity in the same amount. The issuance of the preferred equity is pending a resolution by Weyland Indonesia Perkasa's (“WIP”) Board. The conversion to preferred equity is necessary to enable the exercise of the Company’s 31% Option for WIP equity referred to in Note 8 above.

Registered Offering of Common Stock

On October 13, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 150,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchaser at an offering price of $5.00 per share.

The Registered Offering resulted in gross proceeds of approximately $750,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering closed on October 15, 2020.

Fixel Merger Agreement

On October 30, 2020, the Company, Fixel AI Inc., a Delaware corporation (“Fixel”), Logiq Fixel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Etgar Shpivak, Hadar Shpivak and Elad Levy (collectively, the “Founders”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Sub merged with an into the Fixel with Fixel as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger among other things, all of the shares of common stock of Fixel (“Fixel Shares”) were converted into shares of common stock of the Company.

The closing of the transactions (the “Closing”) contemplated in the Merger Agreement occurred on November 2, 2020 (the “Closing Date”). On the Closing Date, the parties to the Merger Agreement caused the Certificate of Merger to be filed with the Delaware Secretary of State in accordance with Delaware General Corporation Law (“DGCL”).

On the Closing Date, the Company issued 564,467 restricted shares of its common stock to Fixel Stockholders, of which the shares allocated to the Fixel stockholders that are residents of Israel (“Israel Stockholders”) will be delivered to an independent third-party escrow (the “Escrow Shares”), where (i) such shares will be released to Israel Stockholders upon each Israel Stockholder’s compliance with the 104H tax ruling issued by certain tax authorities of Israel in connection with the Merger and (ii) shares held by Founders making up approximately 20% of the shares issued will be held subject to offset for indemnification purposes. The Shares were issued at a trailing twenty (20) day VWAP of $8.86 per share.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Logiq” the “Company,” “we,” “us,” or “our,” are to the business of Logiq Inc (formerly known as Weyland Tech Inc.), a Delaware corporation;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Overview

Logiq Inc (formerly known as Weyland Tech Inc) (the “Company”) is a global e-commerce, m-Commerce, MArTech and Fintech enablement platform to empower Mobile users.

APPLogiq: Subscription-based, platform-as-a-service (“PaaS”) platform for users to create mobile apps to market, sell and deliver goods and services. APPLogiq offers a mobile presence to businesses in emerging markets, with partnerships on 3 continents and growing. This Do It Yourself (“DIY”) mobile application platform, offered in 14 languages with over 70 integrated modules, enables small and medium sized businesses (“SMBs”) to create native mobile applications (“apps”) for Apple’s iOS and Google Android without technical knowledge or background, empowering SMBs to increase sales, reach more customers and promote their products and services in an easy, affordable and efficient manner.

DATALogiq: MarTech AI-driven data engine captures and directs consumer intent to promote customers leads, engagement and monetary conversion for enterprises & brands.

In May 2018, the Company expanded its portfolio to fintech applications with the launch of its AtozPay mobile payments platform. (PAYLogiq)

In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of AtozGo. (GOLogiq)

In January 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc., also kwown as DATALogiq, (formerly known as Origin8, Inc.) (“DATALogiq”), completed the acquisition of substantially all of the assets of Push Holdings, Inc. DATALogiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DATALogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DATALogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DATALogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DATALogiq is located in Minneapolis, Minnesota, USA.

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

Results of Operation

Results of Operations for the Three Months ended September 30, 2020 and 2019

The following tables set forth our results of operations for the three months period ended September 30, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue:

	Three Months ended
	September 30, 2020		September 30, 2019
Revenue (service)	$7,030,305	100.00%	$8,996,441	100.00%
Cost of revenues (service)	5,919,848	84.20	7,399,583	82.25
Gross profit	1,110,457	15.80	1,596,858	17.75

Depreciation and Amortization	455,424	6.48	25,483	0.28
General and administrative	1,968,763	28.00	1,557,960	17.32
Sales and Marketing	544,970	7.75	-	-
Research and development	1,018,389	14.49	1,126,165	12.52
Total operating expenses	3,987,546	56.72	2,709,609	30.12
(Loss) from operations	(2,877,089)	(40.92)	(1,112,751)	(12.37)

Other Income (Expenses), net	(1,460)	(0.02)	32,094	0.36
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(2,878,549)	(40.94)	(1,080,657)	(12.01)
Income tax (expense)	-	-	-	-
Net (loss)	$(2,878,549)	(40.94)	$(1,080,657)	(12.01)

Segment Reporting

We consolidated the results of our subsidiary, Logiq Inc, also known as DATALogiq, (formerly known as “Origin8 Inc” incorporating the business and assets of Push Holdings Inc) from January 8, 2020 and the comparatives for the three months ended September 30, 2019 are not applicable (“N/A”).

Revenue

Consolidated Revenues were $7,030,305 and $8,996,441 for the three months ended September 30, 2020 and 2019, respectively.

The revenues from the our APPLogiq platform decreased to $3,206,346 compared to $8,996,441 for the three months ended September 30, 2020 and 2019, respectively as a result of providing complimentary subscriptions to retain our customers impacted by Covid-19 pandemic and discontinuing certain white-label relationships deemed to be both low margin income and high operating expense (“OPEX”) areas of business. In late Q3, the CreateApp platform, renamed APPLogiq, introduced a pilot program through a 100% digital, direct sales channel which has shown higher profit margins (35-40%), at a significantly reduced cost from the previous white label partnerships. We believe that through this model, the lower margin/high operating cost white label partnerships can be replaced with this digital model offering higher profit margin business and considerably lower costs.

Our data logic platform DATALogiq revenues were $3,823,959 (2019: N/A).

Cost of Revenue

Consolidated Cost of revenues were $5,919,848 and $7,399,583 for the three months ended September 30, 2020 and 2019, respectively.

The Cost of revenues of the Company’s APPLogiq platform decreased to $2,818,956 and $7,399,583 for the three months ended September 30, 2020 and 2019,

Our data logic platform cost of revenue from DATALogiq were $3,100,892 (2019: N/A).

Gross margin

Our consolidated gross margin reduced to 15.80% from 17.75% for the three months ended September 30, 2020 and 2019.

Our APPLogiq platform gross margin reduced to 12.08% from 17.75% as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic. However, the Company’s management believes that moving forward, gross margins will increase when providing complimentary services ends and from the discontinued lower margin white label resellers. In late Q3, the CreateApp platform, renamed APPLogiq, introduced a pilot program through a 100% digital, direct sales channel which has shown higher profit margins (35-40%), at a significantly reduced cost from the previous white label partnerships. We believe that through this model, the lower margin/high operating cost white label partnerships can be replaced with this digital model offering higher profit margin business and considerably lower costs.

Our data logic platform DATALogiq gross margin was 18.91% for the three months September 30, 2020. (2019: N/A).

Other Income/(Expenses), net

Consolidated Other income (expenses), net were ($1,460) and $32,094 for the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

General and administrative: Consolidated General and administrative expenses were $1,968,763 and $1,557,960 for the three months ended September 30 2020 and 2019, respectively.

The APPLogiq’s General and administrative expenses were $905,200 and $1,557,960 for the three months ended September 30, 2020 and 2019, respectively. This included a reversal of Consultancy fees of ($164,501) due to cancellation of shares issued previously for the three months ended September 30, 2020.

Our data logic platform DATALogiq’s General and administrative expenses were $1,063,563 (2019: N/A).

Research and Development: Consolidated Research and Development expenses were $1,018,389 and $1,126,165 for the three months ended September 30, 2020 and 2019, respectively.

Our APPLogiq platform Research and Development expenses were $954,500 and $ 1,126,165 for the three months ended September 30, 2020 and 2019, respectively which were scaled back from Q2 on the onset of the Covid-19 pandemic. Our data logic platform DATALogiq’s Research and Development expenses was $63,889. (2019: N/A).

Sales and Marketing: Consolidated Sales and Marketing expenses were $544,970 for the three months ended September 30, 2020 (2019:N/A).

The Company’s Sales and Marketing activities was curtailed due to Covid-19 to $459,000 for the three months ended September 30, 2020. (2019:N/A)

Our data logic platform DATALogiq’s Sales and Marketing expenses was $85,970 (2019: N/A).

Net (Loss)

The Company reports a Consolidated net loss of ($2,878,549) for the three months ended September 30, 2020 as compared to a net loss ($1,080,657) for the three months ended September 30, 2019.

The Company incorporating our APPLogiq platform incurred a net loss of ($1,965,038) and ($1,080,657) for the three months ended September 30, 2020 and 2019, respectively.

Our data logic platform DATALogiq incurred a net loss of ($913,511) for the three months ended September 30, 2020 (2019: N/A).

Results of Operations for the Nine Months ended September 30, 2020 and 2019

The following tables set forth our results of operations for the nine months period ended September 30, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue:

	Nine Months ended
	September 30, 2020		September 30, 2019
Revenue (service)	$31,326,759	100.00%	$24,630,065	100.00%
Cost of revenues (service)	26,351,514	84.12	20,258,258	82.25
Gross profit	4,975,245	15.88	4,371,807	17.75

Depreciation and Amortization	1,354,674	4.32	76,450	0.31
General and administrative	6,346,531	20.26	3,479,751	14.13
Sales and Marketing	697,190	2.23	389,610	1.58
Research and development	3,681,162	11.75	3,236,713	13.14
Total operating expenses	12,079,557	38.56	7,182,524	29.16
(Loss) from operations	(7,104,312)	(22.68)	(2,810,717)	(11.41)

Other Income (Expenses), net	(262,876)	(0.84)	32,094	0.13
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(7,367,188)	(23.52)	(2,778,623)	(11.28)
Income tax (expense)	-	-	-	-
Net (loss)	$(7,367,188)	(23.52)	$(2,778,623)	(11.28)

Segment Reporting

We consolidated the results of our subsidiary, Logiq Inc, also known as DATALogiq, (formerly known as “Origin8 Inc” incorporating the business and assets of Push Holdings Inc) from January 8, 2020 and the comparatives for the nine months ended September 30, 2019 are not applicable (“N/A”).

Revenue

Consolidated Revenue was $31,326,759 and $24,630,065 for the nine months ended September 30, 2020 and 2019, respectively.

The revenues from the our APPLogiq platform were $20,645,584 and $24,630,065 for the nine months ended September 30, 2020 and 2019, respectively. Our Q3 APPLogiq revenues were adversely impacted as a result of providing complimentary subscriptions to retain our customers affected by Covid-19 pandemic and discontinuing certain white-label relationships, deemed to be both low margin income and high operating expense (“OPEX”) areas of business, reduced to $ 3,206,346 from $5,653,495 in Q2. In late Q3, the CreateApp platform, renamed APPLogiq, introduced a pilot program through a 100% digital, direct sales channel which has shown higher profit margins (35-40%), at a significantly reduced cost from the previous white label partnerships. We believe that through this model, the lower margin/high operating cost white label partnerships can be replaced with this digital model offering higher profit margin business and considerably lower costs.

Our data logic platform DATALogiq’s revenue effective January 9, 2020 were $10,681,175. (2019: N/A)

Cost of Revenue

Consolidated Cost of revenue were $26,351,514 and $20,258,258 for the nine months ended September 30, 2020 and 2019, respectively.

The Cost of revenues of the Company’s APPLogiq platform reduced to $17,513,193 and $20,258,258 for the nine months ended September 30, 2020 and 2019.

Our data logic platform DATALogiq’s Cost of revenues was $8,838,321 (2019: N/A).

Gross margin

Our Consolidated gross margin reduced to 15.88% from 17.75% for the nine months ended September 30, 2020 and 2019, as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic.

Our APPLogiq platform gross margin reduced to 15.17% from 17.75% as a result of providing complimentary services and discounting to maintain customers during Covid-19 pandemic as well as discontinuing certain white-label relationships deemed to be both low margin income and high operating expense (“OPEX”) areas of business. In late Q3, the CreateApp platform, renamed APPLogiq, introduced a pilot program through a 100% digital, direct sales channel which has shown higher profit margins (35-40%), at a significantly reduced cost from the previous white label partnerships. We believe that through this model, the lower margin/high operating cost white label partnerships can be replaced with this digital model offering higher profit margin business and considerably lower costs.

Our data logic platform DATALogiq gross margin was 17.25% for the nine months ended September 30, 2020 (2019: N/A).

Other Income/(Expenses), net

Consolidated Other income (expenses), net was ($262,876) and $32,094 for the nine months ended September 30, 2020 and 2019, respectively.

The Company received interest from US fixed income money market funds $44,121 against loss on change in fair value of ($52,077).

Our data logic platform DATALogiq incurred other expense of $254,609 due to the early withdrawal from an escrow account.

Operating Expenses

General and administrative: Consolidated General and administrative expenses were $6,346,531 and $3,479,751 for the nine months ended September 30, 2020 and 2019, respectively.

APPLogiq’s General and administrative expenses were $3,259,419 and $3,479,751 for the nine months ended September 30, 2020 and 2019, respectively. During the period, we incurred Investor and public relations costs of $832,843 (2019: $514,264) in connection with our up-listing plans to a more senior stock exchange and related fund raising.

Our data logic platform DATALogiq’s General and administrative expenses was $3,087,112 (2019: N/A).

Research and Development: Consolidated Research and Development expenses were $3,681,162 and $3,236,713 for the nine months ended September 30, 2020 and 2019, respectively.

Our APPLogiq platform Research and Development expenses were $3,498,500 and $3,236,713 for the nine months ended September 30, 2020 and 2019, respectively. Our Research and Development plans were scaled back from Q2 on onset of Covid-19 to $954,500 for the three months ended September 2020.

Our data logic platform DATALogiq’s Research and Development expenses was $182,662. (2019: N/A).

Sales and Marketing: Consolidated Sales and Marketing expenses were $697,190 and $389,610 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s Sales and Marketing activities $459,000 and $389,610 for the nine months ended September 30, 2020 and 2019, respectively.

Our data logic platform DATALogiq’s Sales and Marketing expenses was $238,190 (2019: N/A)

Net (Loss)

The Company reports a Consolidated net loss of ($7,367,188) for the nine months ended September 30, 2020 as compared to a net loss ($2,778,623) for the nine months ended September 30, 2019.

The Company incorporating our APPLogiq platform incurred a net loss of ($4,175,045) and ($2,778,623) for the nine months ended September 30, 2020 and 2019, respectively.

Our data logic platform DATALogiq incurred a net loss of ($3,192,143) for the nine months ended September 30, 2020 (2019: N/A).

Liquidity and Capital Resources

During the nine months period ended September 30, 2020, our primary sources of capital came from our operations, existing cash, government loans and third-party financing.

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

A summary of our changes in cash flows for the nine months ended September 30, 2020 and 2019 is provided below:

	Nine months ended September 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(6,864,169)	$(3,960,340)
Investing activities	3,333,521	-
Financing activities	5,405,283	9,049,614
Net increase in cash and cash equivalents	1,874,635	5,089,274
Cash, cash equivalents, beginning of period	2,972,649	731,355
Cash, cash equivalents end of period	$4,847,284	$5,820,629

As of September 30, 2020, we had total assets of $25,235,781 and $7,616,265 in liabilities. We have a total shareholders’ equity of $17,619,516 as of September 30, 2020.

As of September 30, 2020, we had cash and cash equivalents of $4,847,284, including our subsidiary DATALogiq (Logiq Inc formerly known as Origin8 Inc incorporating Push Holdings Inc) cash and cash equivalents of $904,437.

Cash Used Provided by Operating Activities

Operating activities used ($6,864,169) in operations for the nine months ended September 30, 2020, as compared to ($3,960,340) for the nine months ended September 30, 2019. This increase is attributable to net loss from consolidated operations of ($7,367,188) comprising the Company and APPLogiq’s loss of ($4,175,045) and that of our subsidiary DATALogiq Inc of ($3,192,143).

Cash Used in Investing Activities

The Company invested in Financial assets held for resale of $1,000,000 and disposed $2,733,949 during in the nine months ended September 2020 and net cash held by our subsidiary DATALogiq of $1,599,572.

Cash Provided by Financing Activities

Financing activities provided $5,405,283 in cash for the nine months ended September 30, 2020, as compared to $9,049,614 for the nine months ended September 30, 2019. This overall decrease in proceeds from issuance of convertible promissory notes of $2,911,000 by the Company and a new Covid-19 loan in the form of Notes payable by our subsidiary DATALogiq (formerly Origin8 Inc incorporating Push Holdings Inc) of $503,700 compared to prior period a $6,411,851 gross aggregate proceeds less costs $775,000 from non U.S. Persons (per Rule 902(k) of Regulation S of Securities Act of 1933) placement to high net worth individuals and family offices in South East Asia in August 19, 2019.

As reflected in the financial statements, the Company had net cash, cash equivalents in operations of $4,847,284, a net consolidated loss of $7,367,188 and an accumulated deficit of $54,980,845 as at September 30, 2020.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were effective as of September 30, 2020.

c) Changes in Internal Control over Financial Reporting

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Convertible promissory note Agreement
31.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIQ, INC.

November 16, 2020	/s/ Brent Y Suen
President
(Principal Executive Officer
and Principal Financial Officer)

/s/ Lionel Choong
Lionel Choong
Chief Accounting Officer

