Form 10-K
period 2020-12-31
LOGIQ, INC.
filed 2021-03-31
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2020, based upon the closing price of the registrant's common stock as reported by the OTCQX on such date, was approximately $12,304,517. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 26, 2021 the issuer had 16,794,588 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical facts contained in this Annual Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “could,” “would,” “continue” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such, the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this Annual Report to:

●	“Logiq,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Logiq Inc. and all its subsidiaries that may exist from time to time;

●	“SEC” is to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended;

●	“Exchange Act” is to the Securities Exchange Act of 1934, as amended; and

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

ii

PART I

Item 1. Business

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that incorporated in 2004. Logiq is headquartered in New York, with offices in New York City, Singapore, Minneapolis, MN and Jakarta, Indonesia.

On September 25, 2020, the Company commenced trading under the Company’s new name, Logiq, Inc., under its new symbol: “LGIQ”. The Company’s common stock is quoted on the OTCQX Market.

Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, “AppLogiq” (operated as CreateApp (https://www.createapp.com/), allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq”, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

The Company enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing “AppLogiq”, which is a platform that is offered as a Platform as a Service (“PaaS”) to the Company’s customers. The Company’s DataLogiq business unit offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis.

We provide our PaaS and digital marketing to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business and on our SaaS platform when provisioning services for their marketing campaigns. We also recognize revenue on CPL and other metrics for engagements undertaken on a performance marketing basis.

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 3, 2021, the Company entered into an Agreement and Plan of Merger whereby Rebel AI, Inc., a Delaware corporation (“Rebel”), would become a wholly-owned subsidiary of the Company, thereby acquiring Rebel’s platform of enabling brands and agencies to securely transact media and activate first-party data. Although the parties have entered into the merger agreement, the parties intend to consummate the merger upon satisfaction or waiver of certain conditions as set forth in the merger agreement.

Products

General

Since 2017, we have been focused on enabling mobile commerce via our enhanced platform offered on a PaaS basis, and the Company’s e-wallet initiative. Product launches with our strategic partners DPEX Worldwide Express (S) PTE. Ltd. (Indonesia), BGT Corp Public Company Limited (Thailand), and Augicom Telecom SA (France) are representative of the PaaS platform strategy and product offering. As of the date of this Annual Report, we offer the following products (each of which is described below): (i) APPLogiq, (ii) PAYLogiq, (iii) GOLogiq; and (iv) the DATALogiq branded consumer data management platform.

AppLogiq

APPLogiq, the Company’s core product and PaaS, allows SMBs to create mobile apps for their business without the need of technical knowledge, high investment, or background in IT.

APPLogiq has evolved over the course of 2017, 2018 and 2019 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia and the United States. The platform enhancements have taken the Company’s technology from a standalone “do-it-yourself” (“DIY”) app builder to an enhanced platform built to enable mobile commerce by empowering users to create their own e-commerce and mobile-commerce ecosystem.

In 2019, the Company focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users, and the merchants available to users, of the Company’s products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners, and after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the Company in 2018 and 2019. As a result, our year-over-year revenues increased by 45% in 2018 and by 52% in 2019. For 2020 over 2019, in spite of COVID-19, the Company worked to improve gross profit margins while reducing older, white-label partnership revenues and although year-over-year revenues decreased by 34.3%, the gross profits margins improved to approximately 25.8%.

PayLogiq

Launched in late 2017 as the Company’s e-wallet initiative, PAYLogiq is a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the AppLogiq platform providing payment capabilities to users of our platform. Moreover, PAYLogiq is designed to be a robust and universal payment platform, and its growth is therefore not limited to the Company’s PaaS customers alone.

Since its launch, PAYLogiq has surpassed the Company’s expectations as it has achieved stronger than anticipated customer traction with limited marketing expense. In 2020, PAYLogiq’s total gross mobile transaction volume totaled $16.4 million.

GOLogiq

GOLogiq is our PaaS platform that provides mobile payment capabilities for the local food delivery service industry. We launched GOLogiq in the fall of 2019 in Jakarta, Indonesia, and as of December 31, 2020, GOLogiq has reached a registered customer base of 166,000 mobile users. The Company plans to continue to reinvest in GOLogiq in order to increase user growth and regional expansion with its unique pedestrian-powered approach to urban food delivery.

DATALogiq Consumer Data Management Platform

DATALogiq operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands.

DATALogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DATALogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer. DATALogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DATALogiq is located in Minneapolis, Minnesota, USA.

Product Development

DATALogiq is developing an end-to-end marketing technology platform utilizing big data and artificial intelligence (“AI”) for enterprise and SMB clients that will allow clients to develop desired target audiences, activate campaigns, insert creative content and broadcast through a cost-effective advertising channel for the campaign.

Development of our software is focused on expanding product lines, designing enhancements to our core technologies, and integrating existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, we have primarily developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so.

In the third quarter of 2020, we rebranded under the Logiq name. Our offerings now extend from mobile commerce and fintech solutions for SMBs, to AI-powered, SaaS-based digital marketing solutions for enterprises and major brands. We believe the Logiq branding better reflects the use of data analytics that underlies both of our business segments.

Our customer relationships now range from hundreds of thousands of SMBs around the world to publicly traded Fortune 1000 companies. Among our notable customers are QuinStreet (a marketing technology company), Purple (the creator of the renowned Purple mattress) and Sunrun (a solar company).

These new major clients reflect our transformation, which began with the completion of our acquisition of the assets of Push. This has led to the streamlining during the third quarter of 2020 of our various brands and business units into two business segments: DataLogiq and AppLogiq.

DATALogiq’s data engine uses proprietary methodologies and AI systems to deliver valuable consumer insights that can dramatically enhance the effectiveness, reach, and return on investment of online marketing spend for enterprises and major brands. Alongside DataLogiq is our new Fixel subsidiary that offers simplified online marketing with critical privacy features.

Our APPLogiq mobile commerce PaaS enables SMBs worldwide to easily create and deploy a native mobile app for their business without technical knowledge or background. APPLogiq empowers businesses to reach more customers, increase sales, manage logistics, and promote their products and services in an easy and affordable way. Our APPLogiq mobile platform now also includes our PAYLogiq fintech and GOLogiq delivery services that have garnered great interest from potential partners due to the deep consumer data both have been acquiring since their inception.

The combination of APPLogiq’s mobile platform and DATALogiq’s data engines offers a uniquely powerful e-commerce and m-commerce platform for many types of businesses and brands. We have and will continue to integrate, existing and new, cutting-edge services with the aim of providing a comprehensive and differentiated e-commerce and m-commerce offering for our existing and interested, new customers.

Soon after the close of the Push asset acquisition, the impact of the COVID-19 pandemic quickly emerged, with global lockdowns and the corresponding impact on SMBs. Fortunately, due to the diversification of our revenue sources we have thus far been able to weather the storm. While our APPLogiq m-commerce business, targeted at distributors and SMB end users, has been adversely affected by the lockdown of traditional commercial businesses, our DATALogiq e-commerce data-driven digital marketing business has benefited by shifting to the many solely online businesses that have experienced an uptick in demand due to the pandemic.

Importantly, for DATALogiq, the recent acquisition of Fixel and its audience targeting solution has meant the introduction of a new SaaS revenue stream. Audience targeting is the ability to take the full audience of prospective customers and segment it into groups based on different criteria, including online behavioral characteristics, demographics, interests, and intent. The acquisition reflects our ability to adapt to the substantial industry shift that the end of the third party cookies represents. Fixel provides a timely solution to the loss of third party data that addresses the consumer privacy concerns that gave rise to the coming decline in third party cookies.

Our Competitive Strength

Logiq has an AI-driven, first party data, privacy compliant targeting solution that does not rely on third party cookie solutions. Our proprietary technology does not use any personally identifiable information or third party cookie information. Rather, it relies only on first party data collected on an advertiser’s or publisher’s website. The AI engine has the unique ability to determine the “most engaged visitors” to a website and then use that information to target them on Google, Facebook, Yahoo, Bing, LinkedIn, TradeDesk and other major platforms. At the heart of our data solution lies the value - the AI engine that analyzes and makes judgements about all visitors to a site.

By segmenting site visitors into Baseline, Medium and High categories, these designations can be leveraged when creating campaigns on any of these destinations. These segments are touted to give our customers the best insight into who are the most engaged audiences in the 90 to 95% of site visitors who don’t convert.

Across advertisers, publishers, agencies and tech platforms (such as demand side platforms that allow buyers of digital advertising inventory to manage multiple advertising exchange and data exchange accounts through one interface), the Logiq solution is viewed by existing customers (through their feedback to Logiq) to be a solution that can gain rapid adoption, as the industry trend is one where ecosystem constituents look to move away from their current third party cookie targeting initiatives. Our solution is not only for advertising purposes but could also be applied to a marketer’s analytics stack to gain deeper insights and understanding of their visitors’ behavior.

Today, Logiq uses its proprietary advertising and marketing technology platform to provide direct-to-consumer marketing services to advertisers. Our technology platform has proven to find in-market audiences and convert them to paying customers. Today, our technology is being used by enterprise brands such as Purple Mattress, Sunrun, and QuinStreet. A key next phase of the Company is to go downstream to small to medium size e-commerce agencies and brands by providing a new kind of marketing solution that delivers enterprise level capabilities via a simplified, do-it-yourself, automated platform.

Our Strategy

Our growth strategy is a multi-pronged approach, consisting of the following:

●	Development of an end-to-end unified SaaS offering. We expect to unify all of our technology platforms into one framework to provide a streamlined user experience for customers to leverage all of our applications through a SaaS model.

●	Expand our customer base and business relationships. Today, we are already installed in major media companies and technology platforms. We intend to increase the usage of our technology and deepen technology relationships to drive increased revenue.

●	Expand salesforce to acquire new brands and online advertisers. We intend to increase our salesforce to expand our existing business relationships with leading media networks and advertising agencies and to aggressively activate new brand advertiser relationships and business joint ventures.

●	Focus on SMBs. We believe that there is a significant opportunity for an end-to-end advertising and marketing technology solution for SMBs seeking to grow their online sales without dealing with the many challenges of integrating multiple point solutions. We intend to heavily market our platforms to SMBs.

●	Maintain innovation. We continue to develop and introduce new features and improved functionality to our platforms. Key initiatives include development of easy to use self serve platforms for SMBs, and continued development of AI-driven marketing technologies.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content and brand awareness. The Company believes that our resellers agreements signed in 2015, 2016, and 2017 created a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow the Company’s business and enhance shareholder value. Given the nature of DIY mobile apps and the primary target market of SMBs, a typical go-to-market strategy would have a direct sales force or resellers approach SMBs directly to drive our revenue.

The Company has further evolved our PaaS platform with two distinct market paths to drive recurring revenue business model:

A) Cooperation agreements in countries/regions where our partners are responsible for targeting SMBs either through an installed base of customers or groups of direct sellers with a sales and marketing team focusing on end customers. The 2020 partnership with KMSB is representative of this revised path.

B) Digital wallet or e-wallet solutions. A distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population in GSEA with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets according to the International Data Corporation (IDC). GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments. Online payments in GSEA is divided into four broad payment modes: e-wallets (such as our PayLogiq platform), credit cards, debit cards and online banking. Of these IDC experts, the e-wallet mode is expected to grow the fastest over the next five years. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration (which creates a structural opportunity for e-wallet), the increasing integration of e-wallets with use cases such as online games and e-commerce, and the opportunity to offer broader digital financial services using e-wallets as a foundation.

With the above strategy, we believe that the Company will be able to maintain a lower capital expenditure base due to the ‘level-two’ customer support vs. ‘level-one’ customer support, smaller sales and marketing teams, and the need to provide hosting services.

The Company’s APPLogiq platform operates as a PaaS allowing users to develop their own applications supplying the infrastructure and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay to use subscription basis when our customers use our platform.

We do not compensate resellers and distributors. Instead, the end user pays the reseller/distributor directly as well as paying for our services, for which we or our reseller/distributor in licensed territories bill the end user separately.

Markets, Geography, and Seasonality

Our products and services are predominantly sold in North America and the Southeast Asian markets. Based on our current and historical balance sheets and statement of operations, it does not appear that our business or operations experience any seasonality with respect to our sales as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our quarterly sales results, we are not able to reliably predict our sales based on seasonality because outside factors (timing, introduction of new products and services, and other economic factors impacting our industry) can also substantially impact our revenues during the year.

Major Customers

Three (3) customers accounted for 13.05%, 9.23% and 7.99% of net sales for fiscal year 2019 in our APPLogiq business segment. We have refocused our marketing initiatives from white label distributors and resellers to end users in the current year ended December 31, 2020. The improvement in gross profit margins in the 4th quarter of the year, evidence this transition and the Company eliminated the dependence upon major customers.

With the consolidation of Push Holdings Inc and the new DATALogiq business segment in the year ended December 31, 2020, there is no significant customer concentration risk based on our total consolidated revenues.

Research and Development

Our R&D strategy is to offer cutting edge financial, marketing, and advertising technology to the Company’s present and future customers. The Company continues to invest in website, e-commerce platform and mobile app development. In addition, the Company continues to develop its system support knowledge base and other internal systems.

The Company’s commercial and corporate-strategy functions collaborate closely with the R&D team on the Company’s priorities. The R&D strategy determines what capabilities and technologies the Company must have in place to bring the desired solutions to market. R&D capabilities are the technical abilities to discover, develop, or scale marketable solutions. Capabilities are unlocked by a combination of technologies and assets, and focus on the outcomes.  The choices of operating model and organizational design will ultimately determine how well the R&D strategy is executed.

Competition

Our business is rapidly evolving and highly competitive. Our current and potential competitors include: (i) advertising companies, web design firms and, more recently, mobile app makers; (ii) other DIY mobile app companies; (iii) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMBs; (iv) companies that provide e-commerce and e-wallet services, including website/app development; and (v) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

E-commerce

We face competition principally from regional players that operate across several markets in the U.S., Europe, and Asia. We also face competition from single-market players in those regions. We compete to attract, engage and retain buyers based on the variety and value of products and services listed on our marketplaces, overall user experience and convenience, online communication tools, integration with mobile and networking applications and tools, quality of mobile applications, and availability of payment settlement and logistics services. We also compete to attract and retain sellers based on the number and engagement of buyers, the effectiveness and value of the marketing services we offer, commission rates and the usefulness of the services we provide including data and analytics for potential buyer targeting, cloud computing services and the availability of support services, including payment settlement and logistics services.

E-wallet Platforms

PAYLogiq competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators. PAYLogiq competes with these companies primarily on the basis of transaction processing speed, convenience, network size, accessibility, reliability and price. We believe the combination of PAYLogiq’s numerous physical merchant locations and the PAYLogiq App is a significant competitive advantage because of the strong demand in GSEA for convenient forms of payment processing.

Intellectual Property

The Company has, under a software purchase agreement, the eWallet platform currently operating under the brand names AtozPay and AtozGo in Indonesia (PAYLogiq and GOLogiq respectively), and the global rights to market and operate in other countries worldwide.

In addition, the Company has acquired the rights to the following United States trademarks through its acquisition of the Push assets:

1.	United States Trademark “Astrology Nova” (Registration Number 5631852), registered under Push Holdings, Inc.

2.	United States Trademark “BlueDrone” (Registration Number 5528307), registered under Comiseo, Inc.

The Company is in the process of registering transfers of these trademarks with the United States Patent and Trademark Office into the name of the Company.

The Company has three trademarks pending for registration in the United States for the word mark “Logiqx” under serial numbers 8885602, 88856050 and 88856033.

Employees

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel.

The Company currently has thirty-seven full-time contracted personnel in Singapore, Myanmar, Hong Kong and the United States. None of our employees are represented by a union or covered by a collective bargaining agreement.

Government Approval

Because our core business is to provide a PaaS platform that allows SMBs to build their presence on mobile devices, we do not believe that any government agency approval is required for the products and services that we provide to our customers.

Government Regulations

We and our clients currently use pseudonymous data about Internet and mobile app users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity, or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers, and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our platform.

Our ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies or other electronic tools to collect data about interactions with users online.

In the U.S., both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the U.S. currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy in recent years, which has led to a myriad of proposed legislation and new legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA creates individual data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on and rules regarding the “sale” of personal information (interpreted by many observers to include common advertising practices), and creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. There have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law. It is unclear at this point whether any of these claims will be accepted by the courts. In addition, the California Privacy Rights Act, or CPRA, recently passed, which will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will impose additional restrictions on us and on our industry partners; it is difficult to predict with certainty the full effect of the CPRA and its implementing regulations on the industry.

As our business is global, our activities are also subject to foreign legislation and regulation. In the European Union (including the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, it is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term.  European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Additionally, in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. The CPRA similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes, and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Furthermore, additional governmental regulations, including foreign governmental regulations, may affect our business. For more information, see the section “Risk Factors”.

Environmental Matters

No significant pollution or other types of hazardous emission result from the Company's operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental health and safety requirements have not been material.

Furthermore, compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. However, we will continue to monitor emerging developments in this area.

Corporate Information

Our principal executive offices are located at 85 Broad Street, 16-079, New York, NY 10004 and our telephone number is (808) 829-1057. We do not incorporate the information on our website into this Prospectus and you should not consider it part of this Prospectus.

Company Website

We maintain a corporate Internet website at: www.logiq.com

The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report.

We file reports with the SEC which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Three Year History

2017

On April 27, 2017, the Company announced initial subscriptions and revenues from its South East Asian cooperation partner, MOCAAPP. At that time, the Company was focused on the marketing and development of additional applications, powered by APPLogiq (at that time called CreateApp), in the Philippines through the Company’s white label channel distribution.

On May 1, 2017, the Company signed a definitive share purchase agreement with Escape Pixel, a provider of web development, mobile development, and digital customized solutions, based in Singapore and Yangon, Myanmar. Following the closing of the transaction, Escape Pixel became a wholly-owned subsidiary of the Company. As at December 31, 2018, this Share Purchase Agreement had been completed.

On May 1, 2017, the Company signed a software development agreement with Faith United Technology LTD, a Hong Kong based software developer. The Company and Faith United are collaborating on Online-to-Offline (“O2O”) applications initially targeting the food service industry.

On August 11, 2017, the Company applied for uplisting to the OTC Markets Group’s OTCQX Marketplace.

On August 29, 2017 the Company announced that its exclusive eurozone partner, Augicom S.A., entered into a customer relationship with Orange Pro. As part of this agreement, the Company’s APPLogiq (at that time called CreateApp) was made available to Orange Pro clients via “la Carte Pro” program or ‘Pro Card’ in English.

On September 12, 2017 OTC Markets Group Inc. announced the Company had qualified to trade on the OTCQX® Best Market. The Company began trading September 12, 2017 on OTCQX under the symbol “WEYL”.

On September 26, 2017 the Company named Mr. Ghassan R. Saade as a strategic advisor for the Company’s expansion into the Middle East & Africa.

On October 17, 2017 the Company announced the launch of its food services pilot program. In the pilot, the Company collaborated on developing O2O applications initially targeting the food service industry. With this pilot program and the platform developed with Faith United, the Company began to address one of the O2O opportunities in the region. The trial involved ordering and fulfillment of frozen foods to distributors in Hong Kong. Following the trial, the Company extended the platform to B2C by approaching restaurants, factory kitchens and foodstuff manufacturers to expand their reach to individual and business consumers.

On October 19, 2017 the Company added John Lee to its board of strategic advisors. Mr. Lee joined the Company as a strategic advisor on eSports initiatives. At that time, Mr. Lee served as CEO and Co-founder of kek eSports, an Asia based company with backing from globally recognized game investors including Initial Capital and Bitkraft Ventures. In addition to his role at kek eSports, he served as Strategic Advisor and Honorary Chairman in Asia for ESL, the world’s largest eSports league.

On November 2, 2017 the Company announced its plan to develop its mobile wallet platform, AtozPay (PAYLogiq).

On December 12, 2017 the Company announced that AtozPay had entered the beta testing stage.

2018

On March 28, 2018 the Company announced the launch of the ENable mobile commerce and logistics platform with its strategic partner, DPEX Worldwide (“DPEX”).

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest, with the option to purchase an additional 31% equity interest at a later date. In April of 2019, the Company distributed a dividend in specie to the Company’s shareholders of record at October 12, 2018 of a 49% equity interest in WIP and now holds an equitable 20% interest in WIP.

On May 23, 2018, the Company, announced that AtozPay exited beta stage.

On July 11, 2018, the Company announced that the Board approved a pro-rata distribution to the Company’s shareholders of record as of the close of trading on September 28, 2018 of 90% of the outstanding shares of the Company’s subsidiary Weyland AtoZ Pay Inc. (“WAI”), through which the Company holds its ownership interest in its eWallet business (the “Spin-Off”). The Spin-Off was completed on December 11, 2018.

On August 20, 2018, the Company, announced a strategic partnership with its eWallet business and PT. Finnet Indonesia (“Finnet”).

On September 6, 2018, the Company announced that its eWallet business, AtoZPay, had entered into multiple additional agreements with companies in Indonesia, to enable users of AtoZPay to pay for goods and services from those companies, including:

●	Telkomsel – Indonesia’s largest telecom service provider.

●	BRI Bank – one of the oldest banks in Indonesia, with US$62 billion in assets.

●	Bank Mandiri – one of the largest banks in Indonesia with over US$81 billion in assets.

●	Grab Taxi – the number one ride sharing and delivery service in Southeast Asia funded by HSBC, Toyota Motor Company, Paul Allen (Co-founder of Microsoft), Oppenheimer, Softbank and multiple other ‘tier-one’ investors.

●	Go-Jek – Indonesia’s largest motorcycle and scooter based taxi service, funded by Google, Tencent, Temasek, Sequoia Capital, KKR and multiple other ‘tier-one’ investors.

On November 19, 2018, the Company announced a strategic partnership with Southeast Asia’s largest B2B portal for the construction industry, Keepital, a part of the KEEP family of business marketing services. Keepital is a leading B2B portal in Southeast Asia for the construction industry with over 500,000 members. Utilizing the Company’s PaaS platform on a ‘white label’ basis, Keepital offers its members the ability to source, procure, buy and sell construction equipment, materials, products and services directly from their mobile phones.

On December 11, 2018, the Company announced a binding MOU with PT Rex Indonesia (“Rex”). Rex focuses its services as a document and package shipping company through air, sea and land transportation with domestic and international destinations. Rex ships approximately 10,000 packages per day for thousands of SMBs. Under the terms of the MOU, the Company and Rex leverage the Rex SMB customer base and the Company’s 13,000-partnership network across 23 cities in Indonesia. The combined platform implemented a non-cash based payment system through the AtoZpay eWallet, integrates Weyland’s PaaS platform functionality for e-commerce and m-commerce thereby providing a ‘last-mile’ and payment solution for companies looking to expand their sales through e-commerce/m-commerce and have goods and services paid for and delivered.

2019

On August 19, 2019, the Company entered into subscription agreements with a total of 157 subscribers for an aggregate of 42,745,675 Common Shares of the Company’s for an aggregate purchase price of $6,411,851. The Company used the net proceeds from the offering (after deducting consulting fees and expenses related to the offering in the aggregate amount of approximately $775,000) for working capital and general corporate purposes.

On December 16, 2019, the Company and its wholly-owned subsidiary, Origin8, entered into the asset purchase agreement for the Push Transaction (as defined below).

On November 15, 2019, the Company’s shareholders approved the proposal to grant the Board discretionary authority to amend the Company’s Certificate of Incorporation to effectuate a reverse stock split of the Company’s common stock, $0.0001 par value, by a ratio of no less than 1-for-5 and no more than 1-for-20, with such ratio to be determined by the Board in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion.

2020

On January 8, 2020, the Company’ completed the acquisition of substantially all of the assets of Push (the “Push Transaction”). At closing, the Company issued 28,571,428 Common Shares to ConversionPoint (Push’s parent company) and a further 7,142,857 Common Shares were issued and placed in an independent third-party escrow where such Common Shares will be released to ConversionPoint if the acquired Push business achieves certain performance milestone requirements, subject to offset for indemnification purposes. The Company obtained an independent valuation opinion with respect to the acquired business.

On February 25, 2020, the Board filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the Reverse Split. The Reverse Split became effective on February 27, 2020. Immediately following the Reverse Split, the total number of the Common Shares held by each stockholder was converted automatically into the number of whole Common Shares equal to the number of issued and outstanding Common Shares held by such stockholder immediately prior to the Reverse Split, divided by 13. The Reverse Split did not change the authorized capital stock of the Company. The Company continues to be authorized to issue up to 250,000,000 Common Shares.

On August 11, 2020, the Company, entered into a binding letter of intent to acquire Fixel AI Inc. (“Fixel”). Founded in July of 2017, Fixel has a fully automated audience segmentation software suite that ranks audiences according to their level of engagement. Fixel’s software helps e-commerce and digital agency marketers to create and retarget high return on ad spend audiences using cutting edge A.I. and big data technology. Fixel technology solutions enables automated audience segmentation for the purpose of creating lookalike audiences and remarketing to highly engaged visitors that otherwise failed to convert in the sales funnel. Fixel allows clients to run Data Driven marketing campaigns efficiently improving Return on add spend and sales conversions while still exceeding other corporate KPIs.

On October 30, 2020, the Company and Fixel entered into an Agreement and Plan of Merger (the “Fixel Merger Agreement”) pursuant to which Logiq Merger Sub, Inc., a wholly-owned subsidiary of the Company formed solely for the purpose of this transaction, merged with Fixel (the “Merger”). Following the Merger, the surviving entity continued its existence as a wholly-owned subsidiary of the Company, and the shareholders of Fixel received 564,467 Common Shares (the “Consideration Shares”) at a deemed issue price of US$8.86 per share, for an aggregate purchase price of approximately US$5,000,000. Pursuant to the Agreement and Plan of Merger, 112,868 Consideration Shares were placed in escrow with a third party escrow agent in order to establish a holdback mechanism with respect to $1,000,000 worth of the Consideration Shares to secure the Fixel shareholders’ obligations under the Agreement and Plan of Merger for a period of 18 months following the closing of the Merger. On November 2, 2020, the Merger occurred.

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

COVID-19 has spread worldwide and has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, are located in regions which have been impacted by COVID-19. Our customers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The spread of COVID-19 has caused us to modify our business practices as the Company complies with state mandated requirements for safety in the workplace to ensure the health, safety and well-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

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

We derive have historically derived a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.

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

However, with the new business segment of DATALogiq, on a consolidated revenue basis, there is no significant customer concentration in FY2020.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2019, 2018, and 2017, 100%, of our total revenue was derived from our international operations. In 2020, 57% was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 26, 2021, we have  16,794,588 (post-reverse split) shares of our common stock outstanding.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Currently, we do not own any real estate.

Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, at a rate of $820 per month.

The Company’s DataLogiq business segment leases approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $367,200 per annum. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods. The related rent expense for the leases is calculated on a straight-line basis with the difference recorded as deferred rent.

Rent expense for the fiscal years ended December 31, 2020 and 2019, was $291,440 and $9,268, respectively.

The Company believes that its existing facilities are sufficient to accommodate its current and future operations.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.0001 per share, is traded on the OTC:QX under the symbol "LGIQ". Trading of securities on the OTC:QX is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTC:QX market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	2020		2019
Year ended December 31, 2020 and 2019	High	Low	High	Low
Quarter Ended December 31	$14.00	$5.49	$0.56	$0.32
Quarter Ended September 30	$10.89	$5.75	$0.75	$0.28
Quarter Ended June 30	$6.00	$1.79	$0.99	$0.24
Quarter Ended March 31	$7.28	$4.00	$0.89	$0.36

Holders

As of March 26, 2021, there were  16,794,588 shares of our common stock outstanding held by approximately 574 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On 14 February, 2019, the Company issued 820,000 shares of its common stock to legal consultant in exchange for services provided to the Company; and 605,000 shares in connection with advisory on the Myanmar initiative.

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

During the year ended December 31, 2020, the Company engaged in the following sales and issuances of unregistered securities:

None

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

Use of Proceeds

Not applicable.

Issuer Repurchases of Equity Securities

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended December 31, 2020. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, and our consolidated financial statements and the related notes included elsewhere in this report. Our historical results for any prior period are not indicative of our future results.

	For the Year Ended December 31,
Statements of operations data	2020	2019	2018	2017	2016
Net Revenues	$37,910,393	$34,648,621	$22,667,325	$15,578,171	$12,942,353
Cost of revenues	31,546,948	28,411,869	18,643,916	11,267,879	7,817,973
Gross profit	6,363,445	6,236,752	4,023,409	4,310,292	5,124,380

Operating Expenses:
Depreciation and amortization	1,966,045	101,933	268,600	351,933	351,933
Marketing and selling	1,423,909	389,610	-	-	-
Bad debt provision	-	-	-	-	698,736
General and administrative	10,994,815	5,918,660	2,880,387	1,937,483	988,686
Research and development	6,244,704	6,412,998	4,773,349	1,889,304	2,928,947
Total operating expenses	20,629,473	12,823,201	7,922,336	4,178,720	4,968,302

(Loss) income from operations	(14,266,028)	(6,586,449)	(3,898,927)	131,572	156,078

Other Income/(Expenses)	(243,641)	72,359	250	23,625	181,391

Impairment loss on investment in associate	-	-	(200,000)	-	-

Income from operations before income taxes	(14,509,669)	(6,514,090)	(4,098,677)	155,197	337,469
Provision for income taxes	-	27,596	-	229,479	(229,479)
Net (Loss) Income	$(14,509,669)	$(6,541,686)	$(4,098,677)	$(74,282)	$566,948

(Loss) Earnings per share
Basic	$(1.1444)	$(1.3059)	$(1.8500)	$(0.044)	$0.398
Diluted-NA	$-	$-	$-	$-	$-

Weighted-average common shares outstanding
Basic *	12,678,904	5,009,312	2,216,056	1,697,858	1,423,849
Diluted

Dividend per common share	$-	$-	$-	$-	$-
Dividends-NA	$-	$-	$-	$-	$-

* The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

	For the Year Ended December 31,
Balance Sheet data	2020	2019	2018	2017	2016
Cash and cash equivalents and Restricted cash	$3,489,778	$2,972,649	$731,355	$1,056,399	$1,003,924
Net working capital	7,427,385	10,343,993	4,395,711	2,268,794	1,217,947
Total assets	29,940,103	11,331,544	5,488,537	5,297,461	3,395,878
Total liabilities	6,036,595	875,953	379,295	2,046,536	843,867
Total shareholders’ equity	23,903,508	10,455,591	5,109,242	3,250,925	2,552,011

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

Components of Results of Operations

Revenue (Service)

The Company’s APPLogiq Platform as a Service (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a smart mobile phone, web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user’s use of our platform on a white label basis.

The Company maintains the PaaS software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

The Company’s DATALogiq revenues are derived through the management of online display advertising campaigns on behalf of customers, which include per-impression, and cost per acquisition (“CPA”) arrangements as well as the delivery of qualified leads.

Cost of Revenue (Service)

Cost of revenue primarily consists of fees from cloud-based hosting services and personnel costs. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars, as product revenue increases.

The Company’s DATALogiq digital marketing analytics business segment cost of revenue is primarily generated by media cost to power our assets.

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

Other Income (Expense), net

Other income consists of income received for activities outside of our core business. In 2020, this includes interest from US based financial asset money market funds.

Other (expense) consists of expense for activities outside of our core business. In 2020, DATALogiq incurred early withdrawal fees from an escrow account relating to Conversion Point Technologies.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States, foreign countries, and the respective taxing authorities in jurisdictions in which we conduct business.

Results of Operations

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2020, and December 31, 2019 (Because of rounding, numbers may not foot). The Consolidated results include Logiq Inc (a Delaware Corporation) and its subsidiaries, Logiq, Inc (a Nevada Corporation) and Fixel AI Inc.(also known as DATALogiq). Logiq Inc (Delaware) results include our business segment APPLogiq.

Consolidated Results of Operations

	Fiscal years ended
	December 31, 2020		December 31, 2019
Revenue (service)	$37,910,393	100.0%	$34,648,621	100.0%
Cost of revenues (service)	31,546,948	83.2	28,411,869	82.0
Gross profit	6,363,445	16.8	6,236,752	18.0

Depreciation and Amortization	1,966,045	5.2	101,933	0.3
General and administrative	10,994,815	29.0	5,918,660	17.1
Sales and Marketing	1,423,909	3.8	389,610	1.1
Research and development	6,244,704	16.5	6,412,998	18.5
Total operating expenses	20,629,473	54.5	12,823,201	37.0
(Loss) from operations	(14,266,028)	(37.6)	(6,586,449)	(19.0)

Other (Expenses)/Income	(243,641)	(0.6)	72,359	0.2
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(14,509,669)	(38.3)	(6,514,090)	(18.8)
Income tax (expense)	-	-	(27,596)	(0.1)
Net (loss)	$(14,509,669)	(38.3)	$(6,541,686)	(18.9)

Logiq Inc .including APPLogiq Results of Operations

	Fiscal years ended
	December 31, 2020		December 31, 2019
Revenue (service)	$22,758,572	100.0%	$34,648,621	100.0%
Cost of revenues (service)	19,094,090	83.9	28,411,869	82.0
Gross profit	3,664,482	16.1	6,236,752	18.0

Depreciation and Amortization	113,533	0.5	101,933	0.3
General and administrative	6,611,134	29.1	5,918,660	17.1
Sales and Marketing	1,016,625	4.5	389,610	1.1
Research and development	5,953,913	26.1	6,412,998	18.5
Total operating expenses	13,695,205	60.2	12,823,201	37.0
(Loss) from operations	(10,030,723)	(44.1)	(6,586,449)	(19.0)

Other Income/(Expenses)	16,748	0.1	72,359	0.2
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(10,013,975)	(44.0)	(6,514,090)	(18.8)
Income tax (expense)	-	-	(27,596)	(0.1)
Net (loss)	$(10,013,975)	(44.0)	$(6,541,686)	(18.9)

DATALogiq Results of Operations

	Fiscal years ended
	December 31, 2020		December 31, 2019
Revenue (service)	$15,151,821	100.0%	$-	-
Cost of revenues (service)	12,452,858	82.2	-	-
Gross profit	2,698,963	17.8	-	-

Depreciation and Amortization	1,852,512	12.2	-	-
General and administrative	4,383,681	28.9	-	-
Sales and Marketing	407,284	2.7	-	-
Research and development	290,791	1.9	-	-
Total operating expenses	6,934,268	45.8	-	-
(Loss) from operations	(4,235,305)	(28.0)	-	-

Other Income/(Expenses)	(260,389)	(1.7)	-	-
Impairment loss on investment in associate	-	-	-	-
Net (loss) before income tax	(4,495,694)	(29.7)	-	-
Income tax (expense)	-	-	-	-
Net (loss) income	$(4,495,694)	(29.7)	$-	-

Consolidated Geographical Information – Revenue

Revenue by geographical region for the years ended December 31, 2020 and 2019 were as follows:

	2020		2019
Southeast Asia	$12,109,193	31.9%	$25,988,621	75.0%
EU	5,570,000	14.7%	$5,888,800	17.0%
South Korea	3,770,000	9.9%	$2,771,200	8.0%
Africa	961,200	2.6%	-	0.0%
North America	15,500,000	40.9%	-	0.0%
Total revenue	$37,910,393	100.0%	34,648,621	100.0%

Consolidated Revenue (Service)

Consolidated Service revenues were $37,910,393 and $34,648,621 for the twelve months ended December 31, 2020 and 2019, respectively. The increase is due to the inclusion of the revenues of DATALogiq effective January 8, 2020. APPLogiq revenues declined by 34% as compared to 2019 due to a loss of customers as a result of adverse effects of the on-set of Covid-19 and from a strategic shift away from white label APP resellers and towards higher margin direct marketing customers.

Consolidated Cost of Revenue (Service)

Consolidated Cost of service was $31,546,948 and $28,411,869 for the twelve months ended December 31, 2020 and 2019, respectively. FY2020 included the cost of revenues of DATALogiq effective January 8, 2020.

Consolidated Gross Profit

Consolidated Gross Profit was $6,363,445 and $6,236,752 for the twelve months ended December 31, 2020 and 2019, respectively. FY2020 included the Gross profit of DATALogiq effective January 8, 2020.

Consolidated Gross Profit margin was 16.8% and 18.0% for the twelve months ended December 31, 2020 and 2019, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other expenses was $243,641 and income $72,359 for the twelve months ended December 31, 2020 and 2019, respectively. The Consolidated income represents interest and gain on change in fair value from a US based money market bond portfolio and expense from early withdrawal fees from an escrow account in DATALogiq.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $10,994,815 and $5,918,660 for the twelve months ended December 31, 2020 and 2019, respectively. The increase is partly due to the inclusion of the G&A of DATALogiq business segment effective January 8, 2020 of $4,304,763 and Fixel AI effective November 1, 2020 of $78,918, respectively.

Significant movements are explained in the review of operations by business segments of APPLogiq, DATALogiq and Fixel AI in the sections below.

Sales and Marketing (S&M)

Consolidated S&M expense was $1,423,909 and $389,610 for the twelve months ended December 31, 2020 and 2019, respectively. The increase is mainly due to the inclusion of the sales and marketing for DATALogiq of $407,284 and additional sales efforts on the APPLogiq business.

Research and Development (R&D)

Consolidated Research and Development expense were $6,244,704 and $6,412,998 for the twelve months ended December 31, 2020 and 2019, respectively. The decrease was due to a decrease feature development for APPLogiq partly offset by the inclusion of the R&D of DATALogiq effective January 8, 2020 of $290,791.

Consolidated (Loss) from operations

The Company posted a loss from operations of $(14,266,028) and $(6,586,449) for the twelve months ended December 31,2020 and 2019, respectively. The increase is partly due to the inclusion of the loss from operations of DATALogiq business segment effective January 8, 2020 of $(4,235,305).

The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform as further described below.

Consolidated Net (loss)/profit before income tax

The Company posted a net loss before income tax $(14,509,669) and $(6,514,090) for the twelve months ended December 31, 2020 and 2019, respectively.

The increase in the loss is due to increase in research & development costs, legal and professional costs, travelling cost, consultancy fee, stock-based compensation and increase in research & development on our platform as further described below.

Consolidated income tax (expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2020 and 2019 was $2,014,223 and $2,267,779, respectively.

Consolidated Net (loss) income

The Company posted a consolidated net loss of $(14,509,669) for the twelve months ended December 31, 2020 as compared to a net loss of $(6,541,686) for the year ended December 31, 2019. The increase is partly due to the inclusion of the net loss from DATALogiq business segment effective January 8, 2020 of $(4,495,694).

Logiq Inc. including APPLogiq Results of Operations

Revenue (Service)

APPLogiq Service revenues were $22,758,572 and $34,648,621 for the twelve months ended December 31, 2020 and 2019, respectively. APPLogiq revenues was down by 34% compared to 2019 due to a loss of customers as a result of adverse effects of the on-set of Covid-19 and from a strategic shift away from white label APP resellers and towards higher margin direct marketing customers.

Cost of Revenue (Service)

APPLogiq Cost of service was down 32.8% to $19,094,090 and $28,411,869 for the twelve months ended December 31, 2020 and 2019, respectively in line with the drop in revenues.

Gross Profit

APPLogiq Gross Profit was $3,664,482 and $6,236,752 for the twelve months ended December 31, 2020 and 2019, respectively. Gross Profit % was 16.1% and 18.0% for the twelve months ended December 31, 2020 and 2019, respectively as a result of the provision of complimentary services during Covid-19 to retain customers.

Other Income/(Expenses)

APPLogiq Other income $51,538 and $37,798 for the twelve months ended December 31, 2020 and 2019, respectively. The other income represents interest and gain on change in fair value from a US based managed Financial asset money market bond portfolio.

General and Administrative (G&A)

APPLogiq G&A expenses was $6,611,134 and $5,918,660 for the twelve months ended December 31, 2020 and 2019, respectively.

Consultancy fees was $3,131,502 and $3,173,573 for the twelve months ended December 31, 2020 and 2019, respectively.

Legal & professional fees was $958,571 and $691,540 for the twelve months ended December 31, 2020 and 2019, respectively.

An increase in both Consultancy fees and Legal & professional fees due to listing applications on both NEO and NASD in 2020 and 2019 respectively.

Sales and Marketing (S&M)

APPLogiq S&M expense was $1,016,625 and $389,610 for the twelve months ended December 31, 2020 and 2019, respectively as a result of engaging in market awareness campaigns.

Research and Development (R&D)

APPLogiq Research and Development expense was $5,953,913 and $6,412,998 for the twelve months ended December 31, 2020 and 2019, respectively.

The lower expense reflects a decrease in spending on speculative features for lower margin accounts serviced through white-label distributors the contracts of which have subsequently been terminated. The company continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems.

(Loss) from operations

APPLogiq and the Company posted a loss from operations of $(10,030,723) and $(6,586,449) for the twelve months ended December 31,2020 and 2019, respectively.

DATALogiq business segment Results of Operations

Revenue (Service)

DATALogiq revenues increased from $0 for the year ended December 31, 2019 to $15.2 million for the same period in 2020. The $15.2 million increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the revenues derived from its business.

Cost of Revenue (Service)

DATALogiq Cost of service increased from $0 for the year ended December 31, 2019 to $12.5 million for the same period in 2020. The $12.4 million increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the cost of revenues resulting from its business.

Gross Profit

DATALogiq gross profit was $2.7 million for the year ended December 31, 2020 compared to $0 for the same period in 2019, an increase of $2.7 million. This segment was new in 2020, as a result of the acquisition of Push and Fixel.

DATALogiq gross profit margin was 17.8% for the year ended December 31, 2020.

Other (Expenses)

DATALogiq other expenses was $260,389 for year ended December 31, 2020 and represents cost from early withdrawal fees of restricted cash.

General and Administrative (G&A)

DATALogiq general and administrative expenses were $4.4 million for the year ended to December 31, 2020 compared to $0 for the same period in 2019, an increase of $4.4 million. The increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the hiring of additional employees in Q4 as we scaled up the business.

Sales and Marketing (S&M)

DATALogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses for the years ended December 31, 2020 and 2019 were $0.4 million and $0, respectively. The increase in sales and marketing costs of $0.4 million is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020.

Research and Development (R&D)

DATALogiq research and development expenses were $0.3 million for the year ended December 31, 2020 compared to $0 for the same period in 2019. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020.

(Loss) from operations

DATALogiq’s loss from operations was $4.5 million for the year ended December 31, 2020 compared to $0 for the same period in 2019.

Liquidity and Capital Resources

During the year ended December 31, 2020, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our APPLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, and (iii) proceeds from third-party financings.

October 2020 – Registered Offering

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

The Registered Offering resulted in gross proceeds of approximately $750,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering is expected to close on or about October 13, 2020, subject to the satisfaction of customary closing conditions. The Purchase Agreement also contains customary conditions to closing, representations and warranties of the Company.

November 2020 – Registered Offering

On November 5, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 208,696 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchasers at an offering price of $5.75 per share.

The Registered Offering resulted in gross proceeds of approximately $1,200,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering is expected to close on or about November 9, 2020, subject to the satisfaction of customary closing conditions. The Purchase Agreement also contains customary conditions to closing, representations and warranties of the Company.

December 2020 – Registered Offering

On December 11, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an investor (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 176,470 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchasers at an offering price of $8.50 per share.

The Registered Offering resulted in gross proceeds of approximately $1,500,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering is expected to close on or about December 15, 2020, subject to the satisfaction of customary closing conditions. The Purchase Agreement also contains customary conditions to closing, representations and warranties of the Company.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next two fiscal years, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth, particularly to grow our data sales. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies, and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As of December 31, 2020, we currently have material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

We know of no material trends in our capital trends aside from the funds to be raised in future offerings. We have focused our resources behind a plan to grow our data sales, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

We know of no trends or demands reasonably likely to affect liquidity other than those listed as Risk Factors.

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
Cash flows:	2020	2019
Net cash (used in) operating activities	$(11,867,698)	$(6,916,380)
Net cash provided by (used in) investment activities	$3,697,068	$(2,730,363)
Net cash provided by financing activities	$8,687,759	$11,888,037

Operating Activities

During the year ended December 31, 2020, loss from operations used $(14,509,669), compared to $(6,541,686) for the year ended December 31, 2019.

Investing Activities

During the year ended December 31, 2020, we did use cash $3,697,068 for investing activities in the Company’s financial asset investment portfolio based and managed in the US.

Financing Activities

During the year ended December 31, 2020, we generated $8,687,759 from financing activities, compared to $11,888,037 of cash generated for the year ended December 31, 2019. During the year, we issued Convertible promissory notes of $2,911,000, private placements in aggregate of $8,607,691, and DATALogiq received from the US Government notes payable loan of $503,700 under the CARES Act.

We estimate that based on current plans and assumptions, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, without further financing, for up to 12 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Contractual Obligations and Commitments

We have no material contractual obligations as of December 31, 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

LOGIQ, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Logiq Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill and Long-Lived Assets – Refer to Notes 2, 3 and 5 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $5.1 and $11.7 million respectively as of December 31, 2020. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 3 and 5 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2020.

If an indicator of impairment exists for any software technology, an estimate of the undiscounted future cash flows over the life of the primary asset for each software technology is compared to that long-lived asset’s carrying value.

The determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a software technology should be tested for recoverability, and therefore auditing the valuation of goodwill and intangible assets involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Subjective auditor judgment was required to evaluate the completeness of management’s assessment as to whether an event or change in circumstance indicates a software technology’s assets should be tested for recoverability. The primary procedures we performed to address this critical audit matter included the following:

We tested the effectiveness of controls over management’s goodwill and long-lived impairment process, including controls related to determining the completeness of management’s assessment as to which events or changes in circumstance indicates a software technology’s assets should be tested for recoverability.

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:

•comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);

•considering current technology, economy or other industry changes through review of relevant industry publications, current news publications and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the software technology asset should be tested for recoverability.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong

March 30, 2021

We have served as the Company’s auditor since 2012

LOGIQ INC.

Consolidated Balance Sheets

	December 31	December 31
	2020	2019
ASSETS
Non-current assets
Intangible assets, net	11,736,540	611,598
Property and equipment, net	178,561	-
Goodwill	5,078,090	-
Total non-current assets	16,993,191	611,598
Current assets
Amount due from associate	5,673,700	2,825,700
Accounts receivable	2,618,494	-
Right to use assets – operating lease	364,234	-
Other amounts recoverable	-	549,550
Prepayment, deposit and other receivables	206,443	1,641,684
Financial assets held for resale	594,263	2,730,363
Restricted cash	10,889	-
Cash and cash equivalents	3,478,889	2,972,649
Total current assets	12,946,912	10,719,946
Total assets	$29,940,103	$11,331,544

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	1,009,204	-
Accruals and other payables	1,110,732	298,453
Deferred revenue	46,857	-
Lease liability – operating lease	364,234	-
Convertible promissory	2,911,000	-
Amount due to director	77,500	77,500
Total current liabilities	5,519,527	375,953

Non-Current Liabilities
Other loan	10,000	-
Notes payable	507,068	-
Bank loan	-	500,000
Total non-current liabilities	517,068	500,000
Total liabilities	6,036,595	875,953

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 15,557,439 and 8,561,704 shares issued and outstanding as of December 31, 2020 and 2019, respectively*	1,556	11,130
Additional paid-in capital	66,739,895	58,058,118
Capital reserves	19,285,383	-
Accumulated deficit brought forward	(62,123,326)	(47,613,657)
Total stockholder’s equity	23,903,508	10,455,591
Total liabilities and stockholders’ equity	$29,940,103	$11,331,544

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2020	2019
Service Revenue	$37,910,393	34,648,621
Cost of Service	31,546,948	28,411,869
Gross Profit	6,363,445	6,236,752

Operating Expenses
Depreciation and amortization	1,966,045	101,933
Research and development	6,244,704	6,412,998
Sales and marketing	1,423,909	389,610
General and administrative	10,994,815	5,918,660
Total Operating Expenses	20,629,473	12,823,201

(Loss) from Operations	(14,266,028)	(6,586,449)

Other Expenses	292,767	-
Other Income	49,126	72,359
Other Income/(Expenses), net	(243,641)	72,359

Net (Loss) before income tax	(14,509,669)	(6,514,090)
Income tax (Corporate tax)	-	27,596
Net (Loss) for the year	$(14,509,669)	(6,541,686)

Net (loss) profit per common share - basic and fully diluted:	(1.1444)	(1.3059)

Weighted average number of basic and fully diluted common shares outstanding*	12,678,904	5,009,312

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net (loss)	$(14,509,669)	$(6,541,686)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property and equipment	46,565	-
Amortization of intangible assets	1,919,480	101,933
Changes in operating assets and liabilities:
(Increase) decrease in amount due from associate	-	(1,963,700)
(Increase) decrease in trade and other receivables	(271,049)	(22,295)
(Increase) decrease in prepaid expenses and current other assets	(91,664)	1,562,262
(Increase) decrease in accounts payable	642,393	-
(Increase) decrease in other accrued liabilities	405,347	(3,344)
(Increase) decrease in amount due from subsidiary	-	(549,550)
Increase (decrease) in deferred revenue	(9,101)	-
Proceeds from bank loan	-	500,000
Net cash (used in) operating activities	(11,867,698)	(6,916,380)

INVESTING ACTIVITIES:
Purchase of intangible assets	(116,000)	-
Financial assets held for resale	2,136,100	(2,730,363)
Net restricted cash acquired in acquisitions	1,676,968	-
Net cash provided by (used in) investing activities	3,697,068	(2,730,363)

FINANCING ACTIVITIES:
Advances to associate	(2,848,000)	-
Repayment of bank loan	(500,000)	-
Borrowings under Other loan	10,000	-
Proceeds from Convertible promissory notes	2,911,000	-
Proceeds from notes payable-US government CARES Act	507,068	-
Proceeds from shares to be issued	-	-
Proceeds from stock issuance, net of expenses	8,607,691	11,888,037
Net cash provided by (used in) financing activities	8,687,759	11,888,037

INCREASE IN CASH AND CASH EQUIVALENTS	517,129	2,241,294

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,972,649	731,355

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,489,778	$2,972,649

NON-CASH TRANSACTION
Issuance of shares for services received	$2,014,223	$2,267,779

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2018	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of Shares	58,627,601	5,748	9,614,508	-	-	9,620,256
Cancelation of shares	(3,550,000)	(355)	355	-	-	-
Shares issued for services	19,311,309	2,045	2,265,734	-	-	2,267,779
Net loss for the year	-	-	-	-	(6,541,686)	(6,541,686)
Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	(10,274)	10,274	-	-	-
Issuance of Shares	2,366,016	237	6,657,412	-	-	6,657,649
Issuance of Shares for acquisitions	3,311,668	331	-	19,285,383	-	19,285,714
Cancelation of shares	(404,439)	(40)	(616,841)	-	-	(616,881)
Shares issued for services	1,722,490	172	2,630,932	-	-	2,631,104
Net loss for the year	-	-	-	-	(14,509,669)	(14,509,669)
Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

Logiq, Inc.

DECEMBER 31, 2020 AND 2019

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Logiq Inc (a Delaware Corporation or the Company”) and its subsidiary, Logiq, Inc (a Nevada Corporation) (also known as DATALogiq operating business segment). Logiq Inc (Delaware) results include our other operating business segment APPLogiq.

The Company has an associated company, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company, where it holds an equitable interest of 31%.

The Company offers solutions that help SMBs to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, rebranded as “APPLogiq” (operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web and (ii) “DATALogiq”, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

The Company enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing “APPLogiq”, which is a platform that is offered as a PaaS to the Company’s customers. The Company’s DATALogiq business unit offers online marketing solutions on a performance marketing and self-serve, SaaS basis.

APPLogiq operates a PaaS and digital marketing to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business.

DATALogiq is our business segment comprising a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands by Push Holdings Inc.and Fixel AI Inc. DATALogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DATALogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer.

In May 2018, the Company expanded its portfolio to fintech applications with WIP’s launch of its AtozPay mobile payments platform, brand name PAYLogiq. The mobile wallet launched in Indonesia, the world’s 4th most populous country, Indonesia, and is experiencing rapid transaction growth on the AtozPay platform.

In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

PAYLogiq and GOLogiq are in their respective start up phases and their results have not been included in the results of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc (Delaware). and its wholly owned material operating subsidiaries, Logiq, Inc (Nevada), Push Holdings Inc and Fixel AI Inc. Material intercompany balances and transactions have been eliminated on consolidation.

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

BUSINESS COMBINATIONS

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition related expenses and integration costs are expensed as incurred.

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

The Company has 2 operating business segments:

APPLogiq marketed as CreateAPP platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business; and

DATALogiq is a business segment created in January 2020 from our acquisition of the assets of Push Holdings Inc, comprising a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands by Push Holdings Inc. and Fixel AI Inc. DataLogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer.

We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the two reportable segment e-commerce solutions and service provider. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision-making group, does not use assets as a basis to evaluate a segment’s performance.

GOOGWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2020 and 2019.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the years ended December 31, 2020 and 2019 amounted to $1,919,480 and $101,933, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

SUBSIDIARIES

When subsidiaries are excluded from consolidation on the basis that their inclusion involving expense and delay out of proportion to the value to members of the Company, investments in subsidiaries are stated at cost less accumulated impairment losses in the Company’s balance sheet. On disposal of investments in subsidiaries, the difference between net disposal proceeds and the carrying amount of the investment is taken to the income statement.

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

LEASE

The Company adopted ASU 2016-02, Leases (Topic 842), on January 8, 2020, using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company leases its offices which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of December 31, 2020.

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

ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

Accounts receivable consists of trade receivables from customers. The Company records accounts receivable at its net realizable value, recognizing an allowance for doubtful accounts based on our best estimate of probable credit losses on our existing accounts receivable. Balances are written off against the allowance after all means of collection have been exhausted and the possibility of recovery is considered remote.

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

COST OF REVENUE

The Company cost of revenue comprises fees from third party cloud-based hosting services and media costs

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

STOCK BASED COMPENSATION?

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of stock awards over the requisite employee service period.

We do not ascertain the fair value of restricted stock awards using the Black-Scholes-Merton option pricing model.

See Note 15, Stock-Based Compensation, for further details on our stock awards.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of December 31, 2020 and 2019, the Company has the following amounts related to intangible assets:

	Logiq	DataLogiq	Fixel	Total
Cost at January 1, 2020	$1,769,330	$-	$-	$1,769,330
Additions	$116,000	$8,250,000	$4,678,422	$13,044,422
Cost at December 31, 2020	$1,885,330	$8,250,000	$4,678,422	$14,813,752

Amortization
Brought forward at January 1, 2020	$1,157,732	$-	$-	$1,157,732
Charge for the period	$113,533	$1,650,000	$155,947	1,919,480
Accumulated depreciation at December 31, 2020	$1,271,265	$1,650,000	$155,947	$3,077,212

Net intangible assets at December 31, 2020	$614,065	$6,600,000	$4,522,475	$11,736,540

Net intangible assets at December 31, 2019	$611,598	$-	$-	$611,598

Amortization expenses related to intangible assets for the three months ended December 31, 2020 and 2019 amounted to $599,730 and $25,483, respectively. Amortization expenses related to intangible assets for the twelve months ended December 31, 2020 and 2019 amounted to $1,919,480 and $101,933, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of December 31, 2020 in the following fiscal years is as follows:

2021	2,679,627
2022	2,679,627
2023	2,679,627
2024	2,679,627
2025	1,018,032
$11,736,540

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2020, and December 31, 2019, the Company’s DataLogiq business segment has the following amounts related to property and equipment:

	Leasehold Improvements	Computers and Equipment	Total
Cost at January 1, 2020	-	-	-
Additions	$165,957	$59,169	$225,126
Cost at December 31, 2020	$165,957	$59,169	$225,126

Amortization
Brought forward at January 1, 2020	-	-	-
Charge for the period	$33,635	$12,930	$46,565
Accumulated depreciation at December 31, 2020	$33,635	$12,930	$46,565

Net property and equipment assets at December 31, 2020	$132,322	$46,239	$178,561

Net property and equipment assets at December 31, 2019	-	-	-

Depreciation expenses for the years ended December 31, 2020 and 2019 amounted to $46,565 and $0, respectively.

NOTE 5 – GOODWILL

	As of December 31, 2020	As of December 31, 2019
Goodwill at cost – Push	$4,781,208	-
Goodwill at cost - Fixel	296,882	-
Total	5,078,090	-
Accumulated impairment losses	-	-
Balance at end of period	$5,078,090	-

Goodwill has been allocated for impairment testing purposes to the acquisition of Push Holdings Inc.

The recoverable amount of this unit is determined based on external valuation performed by a third party valuation firm on March 20, 2020 as updated to December 31, 2020.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	December 31, 2020		December 31, 2019
	Datalogiq	Fixel	Datalogiq	Fixel
Balance as at beginning of period	$-	-	-	-
Additions charged to operations	2,649,352	23,761	-	-
Allowance for doubtful debts	(54,619)	-	-	-
Recoveries	-	-	-	-
Balance at end of period	2,594,733	23,761	-	-

Movement all in allowance for doubtful debts

	Datalogiq	Fixel
Balance at beginning of period	$54,619	-
Provision for bad debts	60,324	-
Write-offs	(60,324)	-
Balance at end of period	54,619	-

Age of Impaired trade receivables

	Datalogiq		Fixel
Current	$1,106,719	41.8%	23,761	100.0%
1 - 30 days	1,451,119	54.8%	-	0.0%
31 - 60 days	24,809	0.9%	-	0.0%
61-90 days	6,638	0.3%	-	0.0%
91 and over	60,067	2.2%	-	0.0%
Total	2,649,352	100.0%	23,761	100.00%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As of December 31, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Held-for-trading investments	$594,263	-	$2,730,363	-

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

The results of operations under brand name PAY/GOLogiq of WIP from April 23, 2018 to September 30, 2020 has not been included as the amount had been fully impaired.

The Company held an 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as December 31, 2020.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2020 and December 31, 2019:

	As of December 31, 2020	As of December 31, 2019
Deposit	$60,000	$1,619,808
Other receivables	1,876	1,876
Prepayments	144,567	20,000
	206,443	1,641,684

NOTE 11 – ACCRUALS AND OTHER PAYABLES

Accruals and other payable consist of the following:

	As of December 31, 2020	As of December 31, 2019
Accruals	$910,326	298,453
Other payables	200,407	-
	$1,110,733	298,453

NOTE 12 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2020 and 2019, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of December 31, 2020	As of December 31, 2019
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DATALogiq business segment (Logiq, Inc. (Nevada) formerly known as Origin8, Inc.)

As of December 31, 2020, this company does not have any deferred tax asset.

NOTE 13 – NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary Logiq Inc (Nevada) formerly known as Origin8, Inc. received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, Logiq Inc (Nevada) is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. Logiq Inc (Nevada) intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that Logiq Inc (Nevada) will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. While Logiq Inc (Nevada’s PPP Loan currently has a two-year maturity, the amended law will permit Logiq Inc (Nevada) to request a five-year maturity.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES

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

During the period from October 1, 2020 to December 31, 2020, a total of 2,352,084 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital reserve

On November 2, 2020, the Company acquired substantially all the assets of Fixel AI Inc., a Delaware corporation (“Fixel”) in exchange for 564,467 shares of the Company’s common stock. In the amount of $5,000,000 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Logiq Inc Nevada formerly known as Origin8, Inc. incorporating Push Holdings Inc) in the amount of $14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the year ended December 31, 2020, a total of 1,318,640 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 5,677,684 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the year ended December 31, 2020, 404,439 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

A summary of the Company’s stock option activity during the year ended December 31, 2019 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2014	250,000	0.6	2.8	0.67	$-
Less: Option expired	(250,000)	0.6	2.8	-	-
Options Outstanding, December 31, 2015	-	-	-	-	-
Options Outstanding, December 31, 2016	-	-	-	-	-
Options Outstanding, December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-
Options Outstanding, December 31, 2019	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2020. No new options were granted in the fiscal year 2020 or 2019.

Stock-Based Compensation

For the fiscal year ended December 31, 2020, a total of 1,318,640 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2020 and 2019, respectively:

	For the three months ended December 31,		For the twelve months ended December 31,
	2020	2019	2020	2019
Numerator - basic and diluted
Net (Loss)	$(7,142,483)	$(3,763,064)	$(14,509,669)	$(6,541,686)

Denominator
Weighted average number of common shares outstanding — basic and diluted	14,093,979	7,948,080	12,678,904	5,009,312
(Loss) per common share — basic and diluted	$(0.5068)	$(0.4735)	$(1.1444)	$(1.3059)

The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020. The loss per share as shown in our audited 10-K pre-reverse split for FY2019 was $(0.1147) for twelve months ended December 31, 2019 based on 57,016,221 weighted average number of shares.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $820 per month.

Logiq Inc (Nevada) leases approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $367,200 per annum under an operating lease. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods.

The operating lease is listed as separate line item on Logiq Inc (Nevada)'s December 31, 2020 and 2019 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group's December 31, 2020 and 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group's existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2020 and 2019, total operating right-of-use assets were $364,234 and $0, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

For the years-ended December 31, 2020 and 2019, the Group recorded approximately $8,400 and $0 in amortization expense related to finance leases.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of December 31, 2020	As of December 31, 2019
Cash paid for operating lease liabilities	$367,200	-
Remaining lease term	1 year	N/A
Discount rate	1.5%	N/A

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2021	$367,200

Less imputed interest	(2,966)
Total lease liability	$364,234

Legal proceedings

None.

NOTE 18 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: AppLogiq and DataLogiq. The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The AppLogiq reportable segment is comprised of the accounts of CreateApp and Corporate activities.

The DataLogiq reportable segment is comprised of the subsidiaries accounts of Logiq, Inc(a Nevada Corporation) and Fixel AI,Inc.

The following table presents the segment information for the years ended December 31, 2020 and 2019:

	For the three months ended December 31		For the twelve months ended December 31
	2020	2019	2020	2019
Logiq & AppLogiq
Segment operating income	$2,112,988	10,018,556	$22,758,572	34,648,621
Other corporate expenses, net	7,951,920	13,781,620	32,772,547	41,190,307
Total operating (loss)	(5,838,932)	(3,763,064)	(10,013,975)	(6,541,686)

DataLogiq & Fixel
Segment operating income	4,470,646	-	15,151,821	-
Other corporate expenses, net	5,774,197	-	19,647,515	-
Total operating (loss)	(1,303,551)	-	(4,495,694)	-

Consolidated
Segment operating income	6,583,634	10,018,556	37,910,393	34,648,621
Other corporate expenses, net	13,726,117	13,781,620	52,420,062	41,190,307
Total operating (loss)	(7,142,483)	(3,763,064)	(14,509,669)	(6,541,686)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues in 2020 and 2019.

NOTE 19 – GEOGRAPHICAL INFORMATION

	2020		2019		2018
Southeast Asia	$12,109,193	31.9%	$25,988,621	75.0%	$16,334,034	72.1%
EU	5,570,000	14.7%	$5,888,800	17.0%	5,213,410	23.0%
South Korea	3,770,000	9.9%	$2,771,200	8.0%	1,119,881	4.9%
Africa	961,200	2.6%	-	0.0%	-	0.0%
North America	15,500,000	40.9%	-	0.0%	-	0.0%
Total revenue	$37,910,393	100.0%	34,648,621	100.0%	$22,667,325	100%

NOTE 20 – BUSINESS COMBINATION

Push Holdings Inc.

On January 8, 2020, the Company acquired substantially all the assets of Push Holdings Inc in exchange for 35,714,285 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $14,285,714.

The acquisition of substantially all the assets of Pushing Holding was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Logiq Inc (Nevada)’s operations included in the Company’s consolidated financial statements from January 9, 2020. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the period ended December 31, 2020, the Company, through its wholly-owned subsidiary, Logiq Inc (Nevada) acquired substantially all of the assets of Push Holdings, Inc. The fair values of assets acquired and liabilities assumed were as follows:

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2020.

In the consolidated statements of operations, revenues and expenses include the operations of Logiq Inc (Nevada) since January 9, 2020, which is the day after the acquisition date.

Fixel AI Inc.

On November 2, 2020, the Company acquired substantially all the assets of Fixel AI Inc., a Delaware corporation (“Fixel”) in exchange for 564,467 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $8.86.

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

The fair values of assets acquired and liabilities assumed were as follows:

Cash and cash equivalents	$67,167
Restricted cash	10,229
Accounts receivable, net	29,036
Prepaid expenses and other current assets	20,963
Property, plant and equipment	-
Intangible assets	4,678,422
Accounts payable	280
Accrued expenses and other current liabilities	(47,021)
Deferred revenue	(55,958)
Goodwill	296,882
Net assets acquired	$5,000,000

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Fixel has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that Fixel would have paid if Fixel did not own the software technology.

On the acquisition date, goodwill of $296,882 and other intangible assets of $4,678,422 were recorded. The other intangible asset identified during the acquisition is software technology, which has a weighted average useful life of five years, which is management’s best estimate at the time of the acquisition.

The Company incurred some accounting and legal fees related to the acquisition of the assets of Fixel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2020.

In the consolidated statements of operations, revenues and expenses include the operations of Fixel AI, Inc. since November 3, 2020, which is the day after the acquisition date.

NOTE 21 – SUBSEQUENT EVENTS

Sale of Common Stock

On March 8, 2021, Logiq entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 100,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchaser at an offering price of $5.00 per share.

The Registered Offering resulted in gross proceeds of approximately $500,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering is expected to close on or about March 10, 2021, subject to the satisfaction of customary closing conditions. The Purchase Agreement also contains customary conditions to closing, representations and warranties of the Company.

Agreement and Plan of Merger

On March 3, 2021, Logiq, RAI Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Rebel AI, Inc., a Delaware corporation (“Rebel AI”), and Emmanuel Puentes, on behalf of the stockholders of Rebel AI (in such capacity, the “Stockholders’ Agent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the parties intend to effect a merger of Merger Sub with and into Rebel AI, whereby the separate existence of Merger Sub will cease and Rebel AI will become a wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on March 29, 2021.

As consideration for the Merger, at the Closing, the Company will deliver to those persons set forth in the Merger Agreement an aggregate cash payment of $1,126,000 (the “Cash Consideration”), and an aggregate number of restricted shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to (i) (x) $7,000,000, divided by (ii) the volume weighted average closing price of the Company’s Common Stock for the twenty consecutive trading days prior to Closing (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”), subject in each case to adjustment as provided in the Merger Agreement. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, (i) a portion of the Cash Consideration, in an amount equal to the outstanding balance of that PPP Loan made to Rebel AI in January 2021, shall be withheld at Closing and placed into an escrow account, pending forgiveness or repayment of the PPP Loan, as applicable, and (ii) $2,000,000 of Common Stock shall be withheld from the Stock Consideration and deposited into an escrow account, pending release in accordance with the terms of the Merger Agreement.

Effective upon Closing, the Company shall enter into employment agreements with certain key executives of Rebel AI. Further, each of the principal Rebel AI stockholders has agreed to enter into a noncompetition agreement with the Company. Effective upon the Closing, all stock options of Rebel AI outstanding, whether or not exercisable, whether or not vested as of the Closing, which are outstanding immediately prior to the Closing and have not been exercised in connection with the Closing shall be terminated.

Sale of Common Stock

On January 12, 2021, Logiq entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 101,694 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchasers at an offering price of $8.50 per share.

The Registered Offering resulted in gross proceeds of approximately $864,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020. The Registered Offering is expected to close on or about January 14, 2021, subject to the satisfaction of customary closing conditions. The Purchase Agreement also contains customary conditions to closing, representations and warranties of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2021.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable.

Name	Age	Positions and Offices Held
Tom Furukawa	48	Chief Executive Officer
Brent Suen	54	President, Chairman, Principal Financial Officer and Director
Steven Hartman	49	Chief Product Officer
Daniel Urbino	35	Chief Operating Officer
Lionel Choong	59	Chief Financial Officer and Director
Eddie Foong	47	Vice President, Product
John MacNeil	59	Chief of Staff and Director
Matthew Burlage	57	Independent Director
Joshua Jacobs	50	Independent Director
Brett Lay	58	Independent Director
Ross O’Brian	53	Independent Director
Lea Hickman	53	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 54, President, Chairman, Principal Financial Officer and Director

Brent Suen has been President of the Company since November 19, 2014, and a director of the Company since November 19, 2014. Mr. Suen has 27 years of experience in the investment banking industry. He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Mr. Suen holds a BA degree in Marketing from the University of Arkansas at Little Rock.

Based on Mr. Suen’s work experience and education, the Board believes that he is qualified to serve as executive chairman, director and Principal Financial Officer.

Tom Furukawa, age 48, Chief Executive Officer

Mr. Furukawa, has served in senior level management roles over the last 26 years for some of the world’s most successful companies, including IBM Tivoli (a division of NYSE-traded IBM), Yahoo!, Kelley Blue Book, The Enthusiast Network, The Rubicon Project, Enstigo, ZEFR, and the Ad Exchange Group. Mr. Furukawa has been on the forefront of major changes in the online ad and marketing industry, and brings to the Company deep experience in the development and product management for advertising and digital media technologies. As a recognized industry-thought leader, Mr. Furukawa has refined the craft of creating products that automate and streamline today’s fast-growing programmatic ad marketplace.

Steven Hartman, age 49, Chief Product Officer

Mr. Hartman brings over 25 years of experience in enterprise software and marketing at major technology companies. Mr. Hartman previously served as the vice present of global marketing at Kenshoo, a digital advertising platform that connects marketers and customers, where he instituted marketing programs that increased topline growth, reduced marketing spend and grew the bottom line. He served as vice president of product marketing at Acxiom (now LiveRamp Holdings), a SaaS-based data connectivity platform, where he co-led product positioning and awareness of the LiveRamp acquisition, a data connectivity platform acquired by Acxiom. He served as vice president of marketing at Viglink (now Sovrn) and at The Rubicon Project

He held several senior level product and marketing roles at Yahoo! and IBM. At Yahoo!, he managed a product management team that successfully launched and grew the company’s display advertising platform. At IBM, he developed and executed multi-touch marketing campaigns for Tivoli’s line of J2EE-based solutions that generated $285 million in annual revenue.

An accomplished MarTech innovator, Mr. Hartman is named on several technology patents covering programmatic advertising, private exchange, and inventory ad tagging innovations. Mr. Hartman earned his B.S. with Honors in Industrial Engineering from Purdue University.

Daniel Urbino, age 35, Chief Operating Officer

Daniel brings over a decade of experience in corporate finance and accounting, strategy and operations, working with startups to large publicly-traded companies with over $2B in annual revenue.

Prior to Loqiq, Inc., Daniel served as the Chief Operating Officer of ConversionPoint Technologies, Inc. where he was responsible for corporate budgeting and forecasting while focusing on revenue generating activities and scaling high performing teams. In this position, Daniel also played a key role in several M&A transactions including the sale of two subsidiaries. Prior to ConversionPoint, Daniel served in a senior leadership role for a division of VCA Inc. that was responsible for approximately $400M in annual revenue.

He earned his BA from the University of California, Santa Barbara and subsequently obtained his MBA from the University of Southern California where he focused on strategy, finance and entrepreneurship. He also obtained his CPA license in the state of California.

Lionel Choong, age 59, Chief Financial Officer, Director

Lionel Choong has been Chief Financial Officer since July 17, 2015, and is a current member of our board. Since May 11, 2018, Mr. Choong is the audit committee chairman and independent non-executive director of Moxian Inc (NASD: MOXC). Previously, Mr. Choong was the Vice Chairman, audit committee charment and an independent non-executive director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017. Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter. Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (predecessor company of Logiq, Inc.).

Mr. Choong is a fellow member and holds a corporate finance diploma from the Institute of Chartered Accountants in England and Wales. He is also a CPA and practicing member of the Hong Kong Institute of Certified Public Accountants and a member of the Hong Kong Securities Institute. Mr. Choong holds a Bachelor of Arts in Accountancy from London Guildhall University, UK, and a Master of Business Administration from the Hong Kong University of Science and Technology and the Kellogg School of Management at Northwestern University in the US.

Based on Mr. Choong’s work experience, previous directorships, and education, the Board believes that he is qualified to serve as a director and Chief Financial Officer with overall review of all financial matters of the Company.

Eddie Foong, age 47, Vice President, Product

Eddie Foong served as our Chief Operating Officer and a director of the Company until September 1, 2020. Mr. Foong is now Vice President, Product. Mr. Foong is the founder and creator of AppLogiq, and has over 17 years of experience in IT, sales and marketing and operations. He was involved in a RFID technology company that developed and changed Singapore National Library Books borrowing system island wide. He previously headed the sales and marketing department of Info. Technology within MNCs and government agencies.

Mr. Foong graduated with a Class 1 BEng Honours Degree and IBM Award holder from University of Strathclyde, U.K.

Based on Mr. Foong’s work experience and education, the Board believes that he is well qualified to serve in his role as Vice President, Product.

John MacNeil, age 59, Chief of Staff, Director

Mr. MacNeil has more than 30 years of experience in the financial services and technology industries. He has advised technology, financial technology and renewable energy companies on strategic relationships, financial forecasting, investor relations and capital formation. He previously served as a portfolio manager for technology funds at Schroders Investment Management. He holds a Bachelor of Electrical Engineering from University of Connecticut and MBA from Columbia Business School.

Joshua Jacobs, age 50, Independent Director

Mr. Jacobs, a pioneer in the programmatic media-buying industry, has led innovative technology companies on a global scale. Mr. Jacobs recently served as a director of Maven, Inc. (OTC:MVEN), a media platform for digital publishers. Built through acquisitions, Mr. Jacobs co-led the fundraising, acquisition and integration of 4 media companies (including Sports Illustrated and Jim Cramer’s TheStreet.com) over a 3 year period of time. Under his leadership, Maven grew from a pre-product/pre-revenue startup, to a market leading platform serving over 110 million readers monthly.

Prior to Maven, Mr. Jacobs was the Global CEO of Accuen, an Omnicom agency, and a president of Omnicom Media Group. Mr. Jacobs grew Accuen from a single office in Chicago, to a global powerhouse with employees in over 65 countries.

Mr. Jacobs has held senior global executive roles in market leading technology companies including:

●	President of Services at Kik Interactive where Mr. Jacobs lead the team creating a developer and partner ecosystem, powered by one of the world’s leading chat and messaging platforms.
●	SVP of Advertising Products and Global Marketing at Glam Media (Mode Media) where Mr. Jacobs oversaw all aspects of brand advertising, applications and ad partners as well as the Glam Publisher Network of 1,400 sites. He was also responsible for Glam Media’s global marketing, including brand and agency marketing, corporate communications and research.
●	VP and General Manager of Marketing Technology at Yahoo! where he was responsible for driving Yahoo!'s advertising technology and publisher network display partnership strategy as well as driving the business operations supporting the company's advertising platform business, as General Manager of the RightMedia Exchange.

Mr. Jacobs has also led multiple early stage companies through the creation of their initial products, fundraising, and scaling of operations including roles as President of X1, an Idealab company and Co-founder of small business publishing platform Bigstep.com. Mr. Jacobs continues to support the startup ecosystem as a board member, investor and advisor to numerous technology and media startups. In addition to Logiq, Mr. Jacobs sits on the board of Resonant (NASD:RESN).

Matthew Burlage, age 57, Independent Director

Matthew Burlage is an independent, non-executive director of the Company. Mr. Burlage has spent the last three decades involved in financing and advising Asia’s leading corporations, government enterprises and financial institutions and has been involved in some of the most ground-breaking transactions in Asia, particularly in the telecom, media, technology and internet (TMTI) sectors. Recently, Mr. Burlage has focused on developing ESG compliant relationships and clients in the energy renewables, food/agriculture technology and financial technology sectors.

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

Based on Mr. Burlage’s work experience and education, the Board believes that he is qualified to serve as an independent director of the Company.

Ross O’Brien, age 53, Independent Director

Ross O’Brien is an independent, non-executive director of the Company. Mr. O'Brien is a telecommunications analyst and market entry consultant who focuses on Asia's digital economies. He has been based in Hong Kong for over two decades, and has also lived and worked in Indonesia, Singapore, China, Vietnam, and Bangladesh.   Mr. O'Brien  runs the technology practice of B2B consultancy Intercedent Asia, where he focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions.  Mr. O'Brien  is also a Senior Contributing Editor at the MIT Technology Review’s Insight program. Previously,  Mr. O'Brien  been an analyst and consultant with Pyramid Research, Ovum (now Omdia) and Strategic Intelligence, and a consultant at AT&T Solutions. For many years, he ran the Hong Kong program of the Economist Newspaper's senior executive advisory program, the Economist Corporate Network.

Mr. O'Brien holds an AB from Dartmouth College (Hanover, NH), and an MBA from the Haas School of Business (University of California at Berkeley). He is conversant and literate in Mandarin and Indonesian.

Based on Mr. O’Brien’s work experience and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Brett Lay, age 58, Independent Director

Brett Lay is an independent, non-executive director of the Company. Mr. Lay is currently the CEO for Gateway Network Connections /Asia Connectivity Elements, in addition to CEO HMB IX. Gateway Network Connections is a partnership with GTA in Guam for a newly constructed data center serving the Guam market, while HMB IX is a data center in Hermosa Beach California serving independent undersea cable owners' termination equipment.  Previously, Mr. Lay served as Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015. A seasoned successful business executive with 30 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies. He has 18 years of work experience in Asia while residing in Singapore and Hong Kong. He was an active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver. Based on Mr. Lay’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Lea Hickman, age 53, Independent Director

For over 30 years, Lea has been leading product teams to deliver world class products used by millions of people. Starting her career at IBM where she was building applications for Fortune 500 companies, she went on to lead product teams at Netscape, Macromedia, Adobe and InVision.

Her work in technology evangelism, partnerships, product marketing and product management give her insights on how product can drive the entire business. At Macromedia she worked directly for the President of Products and the CTO on the New Business Opportunity team responsible for new products and businesses that leveraged the Flash Player. At Adobe, Lea led Product Management for all of the Design, Web and Interactive tools including Dreamweaver, Flash, Indesign and Illustrator. Lea was responsible for the product vision and strategy of the Creative Cloud, working with hundreds of colleagues across Adobe to transform Adobe from boxed software to one of the most successful SaaS services in the industry. After her work on the Creative Cloud, Lea went on to manage the consumer business at Adobe where she had responsibility for all marketing, product and engineering.

After Adobe, Lea lead product at InVision, a startup focused on design collaboration where she built and designed best practices for the product team. In 2017 she joined Silicon Valley Product Group as a Partner where she helps product organizations build products that customers love.

Lea has deep passion for product and mentoring product teams regardless of where they are in their own transformation. She has spoken at numerous conferences and has worked with many Fortune 500 executive teams on this topic.

Lea is a graduate of Lehigh University with a B.A. in Sociology (1989) and of the Stanford University Executive Institute (2000).

Board of Directors; Director Independence

The Board facilitates its exercise of independent supervision over the Company’s management through frequent meetings of the Board. The Board is comprised of eight directors: Brent Suen, Lionel Choong, Lea Hickman, John MacNeil, Matthew Burlage, Ross O’Brien, Brett Lay, and Joshua Jacobs.

Lea Hickman, Matthew Burlage, Ross O’Brien, Joshua Jacobs, and Brett Lay, are all independent directors. Brent Suen and Lionel Choong are not independent directors as they are executive officers of the Company. John MacNeil is not an independent director as he is served as an executive officer of the Company in the last three years.

Board Committees and Independence

Our board of directors has established four standing committees – Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Social Media Committee – each of which operates under a charter that has been approved by our board of directors.

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

The members of our Audit Committee are Mr. Burlage, Mr. O’Brien, Mr. Jacobs, and Mr. Lay. Mr. Burlage serves as the chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Mr. Burlage is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication. Our board of directors has determined that Mr. Burlage, Mr. O’Brien, Mr. Lay and Mr. Jacobs are independent under the applicable rules of the. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC.

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

The members of our Compensation Committee are Mr. Burlage, Mr. O’Brien, and Mr. Lay. Mr. O’Brien serves as the chairperson of the committee. Our board of directors has determined that Mr. Burlage, Mr. O’Brien, and Mr. Lay are independent and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter, which the Compensation Committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorship, and the structure and composition of the Company’s Board of Directors and committees of the Board of Directors. The Nominating and Corporate Governance Committee is directly responsible for, among other matters:

●	identifying, evaluating, and nominating candidates for appointment or election as members of the Board of Directors;

●	developing, recommending, and evaluating a corporate governance guideline applicable to all of the Company’s employees, officers, and directors; and

●	annually reviewing and evaluating the composition and performance of the Nominating and Corporate Governance Committee, including the adequacy of the Nominating and Corporate Governance Committee’s charter.

The members of our Nominating and Corporate Governance Committee are Mr. Burlage, Mr. O’Brien, and Mr. Lay. Mr. Lay serves as the chairman of the committee. Our board of directors has determined that Mr. Burlage, Mr. O’Brien, and Mr. Lay are independent. The Nominating and Corporate Governance Committee operates under a written charter, which the Nominating and Corporate Governance Committee will review and evaluate at least annually.

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

4. Ensuring open communication between the social media department and the other functional units of Logiq.

The members of our Social Media Committee are Mr. Burlage, Mr. O’Brien, and Mr. Lay.

Board Diversity

Our Nominating and Corporate Governance Committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

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

To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2020, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tom Furukawa, Chief Executive Officer	0	0	0
Brent Suen, President, Chairman, Principal Financial Officer & Director	1	1	0
Lionel Choong, Chief Financial Officer and Director	0	0	0
Eddie Foong, Vice President, Product	0	0	0
John MacNeil, Chief of Staff and Director	0	0	0
Matthew Burlage, Independent Director	0	0	0
Joshua Jacobs, Independent Director	0	0	0
Ross O’Brien, Independent Director	0	0	0
Brett Lay, Independent Director	0	0	0
Lea Hickman, Independent Director	0	0	0

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and Position	Year	Salary paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)			Non-qualified deferred compensation earnings ($)		All other compensation ($)	Total ($)

Brent Suen
President, Chairman, Chief Executive Officer (former), President, Principal Financial Officer and Director	2019	60,000	193,750		-		-		-	-	253,750
	2020	144,000	213,125		-		-		-	-	357,125

Tom Furukawa
Chief Executive Officer	2020	275,000	90,000		-		-		-	-	365,000

Steven Hartman,
Chief Marketing Officer	2020	220,000	-	-		-		-		-	220,000

Daniel Urbino,
Chief Operating Officer	2020	222,799	-		-	6,771			-	-	229,570
									-
Lionel Choong
Chief Financial Officer and Director	2019	120,000	117,500		-		-		-	-	237,500
	2020	144,000	129,250		-		-		-	-	273,250

John MacNeil	2019	97,000	176,250		-		-		-	-	273,250
Chief of Staff and director	2020	90,000	193,875		-		-		-	-	283,875

Eddie Foong
Vice President, Product	2019	120,000	58,750		-		-		-	-	178,750
	2020	120,000	64,625		-		-		-	-	184,625

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2020 and 2019.

Narrative Disclosure to Compensation Tables

Mr. Suen is entitled to a base compensation of $144,000 per annum.

Mr. Choong is entitled to a base compensation of $144,000 per annum.

Mr. Foong is entitled to a base compensation of $120,000 per annum.

Mr. MacNeil is entitled to a base compensation of $90,000 per annum.

Mr. Urbino is entitled to a base compensation of $222,790 per annum

Mr. Furukawa is entitled to a base compensation of $275,000 per annum. Mr. Furukawa shall be entitled to receive bonus (the “Bonus”) and incentive compensation, described below (the “Incentive Compensation”) of up to $180,000 per annum based on the performance metrics of the Company. Payment of the Bonus is conditioned on compliance with applicable law, and shall be payable to Mr. Furukawa in equal quarterly installments (i) only if the Mr. Furukawa has not breached the terms of his employment agreement, and (ii) only if Mr. Furukawa continues to be employed by the Company on the date of determination of the Bonus as well as on the date of payment thereof. The Incentive Compensation is subject to approval of the Board. Mr. Furukawa shall receive equity compensation, which shall be granted pursuant to the terms of the Equity Incentive Plan.

Mr. Hartman is entitled to a base compensation of $220,000 per annum. Hartman is also entitled to receive (i) a bonus of up to $88,000, (ii) additional equity incentive compensation to be determined at a later date, and (iii) certain payments and/or severance payments in the event that there is a change of control in the Company and/or if Mr. Hartman resigns or is terminated from the Company for cause or without cause, as applicable, pursuant to the terms and conditions of Mr. Hartman’s Employment Agreement with the Company .

Outstanding Equity Awards at Fiscal Year End

Equity Compensation Plan Information

On September 30, 2020, the Company adopted an equity compensation plan entitled the Logiq, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company reserved up to 2,000,000 shares of common stock for issuance under the Plan.

The Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Plan Administration. As used herein with respect to the Plan, the “Board of Directors” refers to any committee the Board of Directors appoints as well as to the Board of Directors itself. Subject to the provisions of the Plan, the Board of Directors has the power to construe and interpret the Plan and awards granted under it and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Subject to the limitations set forth below, the Board of Directors will also determine the exercise price of options granted under the Plan and, with the consent of any adversely affected option holder, may reduce the exercise price of any outstanding option, cancel an outstanding option in exchange for a new option covering the same or a different number of shares of common stock or another equity award or cash or other consideration, or any other action that is treated as a repricing under generally accepted accounting principles. All decisions, determinations and interpretations by the Board of Directors regarding the Plan shall be final and binding on all participants or other persons claiming rights under the Plan or any award.

Options. Options granted under the Plan may become exercisable in cumulative increments (“vest”) as determined by the Board of Directors. Such increments may be based on continued service to the Company over a certain period of time, the occurrence of certain performance milestones, or other criteria. Options granted under the Plan may be subject to different vesting terms. The Board of Directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows the Company to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, or by such other method as may be set forth in the option agreement. The maximum term of options under the Plan is 10 years, except that in certain cases the maximum term of certain incentive stock options is five years. Options under the Plan generally terminate three months after termination of the participant’s service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Non-statutory stock options are transferable to the extent provided in the option agreement.

Stock Bonuses and Restricted Stock Awards. Subject to certain limitations, the consideration, if any, for restricted stock unit awards must be at least the par value of our common stock. The consideration for a stock unit award may be payable in any form acceptable to the Board of Directors and permitted under applicable law. The Board of Directors may impose any restrictions or conditions upon the vesting of restricted stock unit awards, or that delay the delivery of the consideration after the vesting of stock unit awards, that it deems appropriate. Restricted stock unit awards are settled in shares of the Company’s common stock. Dividend equivalents may be credited in respect of shares covered by a restricted stock unit award, as determined by the Board of Directors. At the discretion of the Board of Directors, such dividend equivalents may be converted into additional shares covered by the restricted stock unit award. If a restricted stock unit award recipient’s service relationship with the Company terminates, any unvested portion of the restricted stock unit award is forfeited upon the recipient’s termination of service.

Certain Adjustments. Transactions not involving receipt of consideration by the Company, such as a merger, consolidation, reorganization, recapitalization, reincorporation, reclassification, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, or a change in corporate structure may change the type(s), class(es) and number of shares of common stock subject to the Plan and outstanding awards. In that event, the Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the Plan, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.

S-8 Registration Statement

On November 6, 2020, the Company filed a Form S-8 Registration Statement relating to 2,000,000 shares of the Company’s common stock, par value $0.0001 per share issuable to the employees, officers, directors, consultants and advisors of the Company under the Logiq, Inc. 2020 Equity Incentive Plan.

Directors Compensation

Mr. Suen, Mr. Choong and Mr. MacNeil, received no compensation for their services as a director of the Company. The compensation received by Mr. Suen, Mr. Choong, and Mr. MacNeil as an officer are presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2019 and the year ended December 31, 2020, regarding the compensation awarded to, earned by or paid to our non-management directors who served on our Board during 2019 and 2020. It is estimated that the compensation awarded to non-management directors in 2021 will be substantially similar to what was paid in 2020.

Name	Year	Fees earned or paid in cash (US$)	Stock awards (US$)	Option-based awards (US$)		Non-equity incentive plan compensation (US$)	Nonqualified deferred compensation earnings (US$)	All other compensation (US$)	Total (US$)

Matthew Burlage	2019	$-	$47,000		$-	$-	$-	$-	$47,500
	2020	$-	$50,000	$		$-	$-	$-	$50,000

Ross O’Brien	2019	$-	$23,500		$-	$-	$-	$-	$23,500
	2020	$-	$25,850		$-	-	$-	$-	$25,850

Brett Lay	2019	$-	$23,500		$-	$-	$-	$-	$23,500
	2020	$-	$50,000	$		$-	$-	$-	$50,000

Joshua Jacobs	2019	$-	$-		$-	$-	$-	$-	$-
	2020	$-	$-		$-	$-	$-	$-	$-

Lea Hickman	2019	$-	$-		$-	$-	$-	$-	$-
	2020	$-	$-	$		$-	$-	$-	$-

Wilson Rondini (resigned)	2019	$-	$117,500		$-	$-	$-	$-	$117,500
	2020	$-	$-		$-	$-	$-	$-	$-

Jon Najarian (resigned)	2019	$-	$-		$-	$-	$-	$-	$-
	2020	$-	$-		$-	$-	$-	$-	$-

Employment Agreements, Termination and Change of Control Benefits

The Company and Mr. Furukawa entered into an employment agreement dated as of September 1, 2020. Pursuant to the employment agreement, the Company has the right to terminate the employment of Mr. Furukawa without cause with 10 days advance written notice, provided that the Company provides Mr. Furukawa with: (i) the immediate acceleration of all unvested equity compensation securities granted; (ii) the sum of 12 months base salary as severance; and (iii) his employment benefits for a period of 12 months following his termination. In the event of a change of control of the Company, the Company shall provide Mr. Furukawa with: (i) the immediate acceleration of all unvested equity compensation securities granted; (ii) the sum of 12 months base salary as severance; (iv) his employment benefits for a period of 12 months following his termination; and (v) an additional bonus of USD$1,000,000.

The Company entered into an independent contractor agreement with Lionel Choong on August 1, 2020. The agreement is for a term of two years and can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Choong is entitled to receive US$12,000 per month in consideration for the performance of the services provided. There are no payments required to be made to Mr. Choong by the Company upon a termination of the agreement or a change of control of the Company.

The Company entered into an independent contractor agreement with Brent Suen on August 1, 2020. The agreement can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Suen is entitled to receive US$12,000 per month in consideration for the performance of the services provided thereunder. There are no payments required to be made to Mr. Suen by the Company upon a termination of the agreement or a change of control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 26, 2021,  for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after March 26, 2021. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 10, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Logiq Inc., 85 Broad Street, 16-079, New York, NY 10004.

Name of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors
Brent Suen	President, Chairman, Principal Financial Officer & Director	317,842	1.9
Tom Furukawa	Chief Executive Officer	-	-
Steven Hartman	Chief Marketing Officer
Daniel Urbino	Chief Operating Officer	-	-
John MacNeil	Chief of Staff, Director & former Chief Operating Officer	174,612	1.0
Eddie Foong	Vice President, Product	289,995	1.7
Lionel Choong	Chief Financial Officer & Director	150,305	0.9
Matthew Burlage	Independent Director	133,075	0.8
Ross O’Brien	Independent Director	102,307	0.6
Joshua Jacobs	Independent director	-	-
Lea Hickman	Independent Director	-	-
Brett Lay	Independent Director	102,307	0.6

All Directors and Officers as a group (11 persons)		1,270,443	7.6
ConversionPoint Technologies		3,981,681	23.7
None

Notes:

(1)	Applicable percentage ownership is based on 16,794,588 shares of common stock outstanding as of March 26, 2021.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

There were no equity compensation plans outstanding as of December 31, 2020:

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as provided in “Executive Compensation” set forth above, for the past two fiscal years, we have not entered into any transactions with any of our directors, nominees for director, officers or principal shareholders, nor any associate or affiliate of the foregoing, and we are not currently considering any proposed transactions with such related persons in which:

●	the amounts involved exceeded or will exceed $120,000; or

●	one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest

No director has informed the Company of any related party transactions.

Board Committees and Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of OTCQX.

Policies and Procedures Regarding Related Party Transactions

We have not adopted any formal procedures for the review or ratification, or standards for approval, of related-party transactions, but instead review such transactions on a case-by-case basis.

Item 14. Principal Accountant Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019:

	Financial Statements for the year ended December 31
	2020			2019
	Logiq	AppLogiq	DataLogiq	Logiq	AppLogiq	DataLogiq
Audit fees	45,000	40,000	55,000	48,000	-	-
Audit related fees	18,000	-	-	18,000	-	-
Tax fees
Other fees
Total fees	63,000	40,000	55,000	66,000	-	-

Notes:

(1)	The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)	The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.
(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

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

3. Exhibits Required to be Filed by Item 601 of Regulation S-K. The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description of Exhibit
3.1*	Certificate of Incorporation, filed November 18, 2004
3.2*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007
3.3*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011
3.4*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013
3.5*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013
3.6*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013
3.7*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013
3.8*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013
3.9*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015
3.10*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020
3.11*	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020
3.12	Bylaws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Warrant (2)
10.3	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019 (2)
10.4	Asset Purchase Agreement, dated as of December 16, 2019 (3)
10.5	Escrow Agreement, dated as of January 8, 2020 (4)
10.6	Executive Employment Agreement, dated as of September 1, 2020 (5)
10.7	Logiq, Inc. 2020 Equity Incentive Plan and related form agreements (6)
10.8	Form of Stock Purchase Agreement, dated October 13, 2020 (7)
10.9	Agreement and Plan of Merger by and among Fixel AI Inc., Logiq, Inc., Logiq Merger Sub, Inc., Etgar Shpivak, Hadar Shpivak and Elad Levy, dated as of October 30, 2020 (8)
10.10	Form of Stock Purchase Agreement, dated November 5, 2020 (9)
10.11	Executive Employment Agreement by and between Logiq, Inc. and Steven J. Hartman, dated as of November 4, 2020 (10)
10.12	Convertible Promissory Note Agreement (11)
10.13	Form of Stock Purchase Agreement, dated December 11, 2020 (12)
10.14	Form of Stock Purchase Agreement, dated January 12, 2021 (13)
10.15	Agreement and Plan of Merger by and among Logiq, Inc., RAI Acquisition Sub, Inc., Rebel AI, Inc, and Emmanuel Puentes, dated as of March 3, 2021 (14)
10.16	Form of Stock Purchase Agreement, dated March 8, 2021 (15)

21.1*	Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(2)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2019
(3)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 18, 2019
(4)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 9, 2020
(5)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 4, 2020
(6)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on October 1, 2020
(7)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on October 15, 2020
(8)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2020
(9)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 9, 2020
(10)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 10, 2020
(11)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 16, 2020
(12)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2020
(13)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 14, 2021
(14)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 5, 2021
(15)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 8, 2021

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: March 30, 2021	By:	/s/ Tom Furukawa
Tom Furukawa, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Brent Suen,
Brent Suen,
Chairman, Principal Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tom Furukawa	Chief Executive Officer	March 30, 2021
Tom Furukawa	(Principal Executive)

/s/ Lionel Choong	Chief Financial Officer, Director	March 30, 2021
Lionel Choong	(Principal Accounting Officer)

/s/ Brent Suen	President, Chairman, Principal Financial Officer & Director	March 30, 2021
Brent Suen

/s/ John MacNeil	Chief Of Staff, Director	March 30, 2021
John MacNeil

/s/ Matthew Burlage	Independent Director	March 30, 2021
Matthew Burlage

/s/ Ross O’Brien	Independent Director	March 30, 2021
Ross O’Brien

/s/ Brett Lay	Independent Director	March 30, 2021
Brett Lay

/s/ Josh Jacobs	Independent Director	March 30, 2021
Josh Jacobs

/s/ Lea Hickman	Independent Director	March 30, 2021
Lea Hickman