Form 10-Q
period 2021-03-31
LOGIQ, INC.
filed 2021-05-17
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 7, 2021, the issuer had 18,475,644 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	March 31	December 31
	2021	2020
	(Unaudited)	(Audited)
Assets
Non-current assets
Intangible assets, net	17,848,804	11,736,540
Property and equipment, net	195,156	178,561
Goodwill	5,577,926	5,078,090
Total non-current assets	23,621,886	16,993,191

Current assets
Amount due from associate	6,173,700	5,673,700
Accounts receivable	3,327,714	2,618,494
Right to use assets – operating lease	273,687	364,234
Prepayment, deposit and other receivables	251,405	206,443
Financial assets held for resale	547,201	594,263
Restricted cash	21,344	10,889
Cash and cash equivalents	2,845,295	3,478,889
Total current assets	13,440,346	12,946,912
Total assets	$37,062,232	$29,940,103

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,582,575	1,009,204
Accruals and other payables	2,705,213	1,110,732
Deferred revenue	33,043	46,857
Lease liability – operating lease	273,687	364,234
Convertible promissory	2,911,000	2,911,000
Amount due to director	77,500	77,500
Total current liabilities	7,583,018	5,519,527

Non-current liabilities
Other loan	10,000	10,000
Notes payable	508,599	507,068
Total non-current liabilities	518,599	517,068
Total liabilities	$8,101,617	$6,036,595

Stockholders’ Equity
Common stock, $0.0001 par value, 250,000,000 shares authorized, 17,826,644 and 15,557,439 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively*	1,783	1,556
Additional paid-in capital	69,686,188	66,739,895
Capital reserves	25,477,719	19,285,383
Accumulated (deficit)	(66,205,075)	(62,123,326)
Total stockholder’s equity	28,960,615	23,903,508
Total liabilities and stockholders’ equity	$37,062,232	$29,940,103

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Operations

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Service revenue	$8,080,312	14,981,394
Cost of service	5,854,056	12,336,262
Gross profit	2,226,256	2,645,132

Operating expenses
Depreciation and amortization	689,345	449,624
General and administrative	4,144,365	3,202,042
Sales and marketing	369,261	53,015
Research and development	1,103,137	1,757,351
Total operating expenses	6,306,108	5,462,032

(Loss) from operations	(4,079,852)	(2,816,900)

Other (expenses)/income, net	(1,897)	3,808

Net (loss) before income tax	(4,081,749)	(2,813,092)
Income tax (Corporate tax)	-	-
Net (loss)	$(4,081,749)	(2,813,092)

Net (loss) profit per common share – basic and fully diluted:	(0.2497)	(0.2430)

Weighted average number of basic and fully diluted common shares outstanding*	16,345,439	11,577,069

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net (loss)	$(4,081,749)	$(2,813,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	11,641	11,641
Amortization of intangible assets	677,705	437,983

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(699,169)	(551,083)
(Increase) decrease in prepayment, deposit and other receivables	(30,345)	(35,622)
Increase (decrease) in accounts payable	573,371	27,356
Increase (decrease) in accruals and other payables	1,594,481	(178,268)
Increase (decrease) in deferred revenue	(45,924)	-
Net cash (used in) operating activities	(1,999,989)	(3,101,085)

INVESTING ACTIVITIES:
Advances to an associate	(500,000)	(925,000)
Financial assets held for resale	47,062	(90,262)
Net restricted cash acquired in acquisition	7,736	1,599,572
Net cash (used in) provided by investing activities	(445,202)	584,310

FINANCING ACTIVITIES:
Borrowings under bank loan	-	1,490,000
Proceeds from notes payable-US government CARES Act	1,531	-
Proceeds from shares to be issued	1,820,521	1,407,506
Proceeds from stock issuance, net of expenses	-	668,287
Net cash provided by financing activities	1,822,052	3,565,793

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(623,139)	1,049,018

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,489,778	2,972,649

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,866,639	$4,021,667

NON-CASH TRANSCATION
Issuance of shares for service received	$1,525,904	$668,286

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock *	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ equity

Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-	-	1,420,413
Issuance of shares for acquisitions	1,032,056	103	-	6,192,336	-	6,192,439
Issuance of shares for services	998,955	100	1,525,904	-	-	1,526,004
Net (loss) for the period	-	-	-	-	(4,081,749)	(4,081,749)
Balance March 31, 2021 (unaudited)	17,826,644	1,783	69,686,188	25,477,719	(66,205,075)	28,960,615

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015.

	Common Stock *	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ equity

Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	8,561,704	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Issuance of shares	3,355,012	4,362	(790)	14,282,143	-	14,285,714
Cancelation of shares	(589)	(1)	1	-	-	-
Shares issued for services	437,503	569	667,717	-	-	668,286
Net (loss) for the period	-	-	-	-	(2,813,092)	(2,813,092)
Balance March 31, 2020 (unaudited)	12,353,630	16,060	58,725,046	14,282,143	(50,426,750)	22,596,499

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015.

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, “AppLogiq” business segment (operated as CreateApp (https://www.createapp.com/), allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq” business segment, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

The Company enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing “AppLogiq’s CreateApp platform that is offered as a Platform as a Service (“PaaS”) to the Company’s customers. The Company’s DataLogiq business segment offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis.

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

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc. (“Fixel”), thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., a Delaware corporation (“Rebel”). By acquiring Rebel and its platform, the Company enables brands and agencies to securely transact media and activate first-party data.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc (Delaware) and its wholly owned material operating subsidiaries, Logiq, Inc (Nevada), Fixel AI Inc., and Rebel AI Inc. Material intercompany balances and transactions have been eliminated on consolidation.

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

The Company has 2 operating business segments:

AppLogiq marketed as CreateApp platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business; and

DataLogiq is a business segment created in January 2020 from our acquisition of the assets of Push Holdings Inc, comprising a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands by Fixel AI Inc and Rebel AI Inc. DataLogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer.

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

GOOGWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended March 31, 2021 and 2020.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the three months ended March 31, 2021 and 2020 amounted to $677,705 and $437,983, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of March 31, 2021.

AVAILABLE-FOR-SALES INVESTMENTS

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

As of March 31, 2021 and 2020, the allowance for bad debt was approximately $54,619 and $54,619, respectively.

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

COST OF REVENUE

The Company cost of revenue comprises fees from third party cloud-based hosting services and media costs.

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

STOCK BASED COMPENSATION

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

See Note 15, Stockholders’ Equity, for further details on our stock awards.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of March 31, 2021, and 2020, the Company has the following amounts related to intangible assets:

	Logiq	DataLogiq	Total
Cost as of January 1, 2021	$1,885,330	$12,928,422	$14,813,752
Additions	$-	$6,789,969	$6,789,969
Cost as of March 31, 2021	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2021	$1,271,265	$1,805,947	$3,077,212
Charge for the period	$31,283	$646,422	$677,705
Accumulated depreciation as of March 31, 2021	$1,302,548	$2,452,369	$3,754,917

Net intangible assets as of March 31, 2021	$582,782	$17,266,022	$17,848,804

Net intangible assets as of December 31, 2020	$614,065	$11,122,475	$11,736,540

Amortization expense related to intangible assets for the quarter ended March 31, 2021 and 2020 amounted to $677,705 and $437,983, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of March 31, 2021 in the next five fiscal years and thereafter is as follows:

Remaining of 2021	$3,051,608
2022	4,068,811
2023	4,068,811
2024	4,068,811
2025 and thereafter	2,590,763

Total	$17,848,804

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2021, and 2020, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total
Cost as of January 1, 2021	165,957	59,169	225,126
Additions	$-	$28,236	$28,236
Cost as of March 31, 2021	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2021	33,635	12,930	46,565
Charge for the period	$8,409	$3,232	$11,641
Accumulated depreciation as of March 31, 2021	$42,044	$16,162	$58,206

Net property and equipment assets as of March 31, 2021	$123,913	$71,243	$195,156

Net property and equipment assets as of December 31, 2020	132,322	46,239	178,561

Depreciation expense for the quarter ended March 31, 2021 and 2020 amounted to $11,641 and $11,641, respectively.

NOTE 5 – GOODWILL

	As of March 31, 2021	As of December 31, 2020
Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	-
Total	5,577,926	5,078,090
Accumulated impairment losses	-	-
Balance at end of period	$5,577,926	$5,078,090

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.

The recoverable amount of this unit is determined based on external valuation performed by a third-party valuation firm on March 20, 2020 as updated to December 31, 2020.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020, Fixel AI Inc Consolidated Balance Sheet as of November 2, 2020 and Rebel AI Inc Consolidated Balance Sheet as of March 29, 2021.

NOTE 6 – ACCOUNTS RECEIVABLE

	As of March 31, 2021	As of December 31, 2020
Accounts receivable - gross	$3,382,333	$2,673,113
Allowance for doubtful debts	(54,619)	(54,619)
Accounts receivable - net	3,327,714	2,618,494

Movement all in allowance for doubtful debts

Balance as at beginning of period	$54,619	$54,619
Provision for bad debts	-	60,324
Reversal of the provision	-	(60,324)
Balance at end of period	54,619	54,619

Age of Impaired trade receivables

Current	$1,981,535	59.5%
1 - 30 days	1,316,808	39.6%
31 - 60 days	9,232	0.3%
61-90 days	961	0.0%
91 and over	19,178	0.6%
Total	3,327,714	100.0%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As of March 31, 2021		As of December 31, 20
	Assets	Liabilities	Assets	Liabilities

Held-for-trading investments	$547,201	-	$594,263	-

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

The Company held an 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of March 31, 2021.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of March 31, 2021	As of December 31, 2020
Deposit	$140,000	$60,000
Other receivables	1,876	1,876
Prepayments	109,529	144,567
	251,405	206,443

NOTE 11 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of March 31, 2021	As of December 31, 2020
Accruals	$2,109,183	$910,325
Other payables	596,030	200,407
	$2,705,213	1,110,732

NOTE 12 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2020 and 2019, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of March 31, 2021	As of December 31, 2020
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DataLogiq business segment (Logiq, Inc. (Nevada) formerly known as Origin8, Inc.)

As of March 31, 2021, this company does not have any deferred tax asset.

NOTE 13 – NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary Logiq Inc (Nevada) formerly known as Origin8, Inc., received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, Logiq Inc (Nevada) is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. Logiq Inc (Nevada) intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that Logiq Inc (Nevada) will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. While Logiq Inc.’s (Nevada) PPP Loan currently has a two-year maturity, the amended law will permit Logiq Inc (Nevada) to request a five-year maturity.

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

Sale of Common Stock – January 2021

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

Agreement and Plan of Merger – Rebel AI, Inc.

On March 29, 2021, Logiq, RAI Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Rebel AI, Inc., a Delaware corporation (“Rebel AI”), and Emmanuel Puentes, on behalf of the stockholders of Rebel AI (in such capacity, the “Stockholders’ Agent”), consummated a transaction pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”) whereby the parties effectuated a merger of Merger Sub with and into Rebel AI, and as a result, Rebel AI became a wholly-owned subsidiary of the Company (the “Merger”).

As consideration for the Merger, the Company delivered to those persons set forth in the Merger Agreement an aggregate total cash payment of $1,126,000 (the “Cash Consideration”), and an aggregate number of restricted shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to (i) (x) $7,000,000, divided by (ii) the volume weighted average closing price of the Company’s Common Stock for the twenty consecutive trading days prior to Closing (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”), subject in each case to adjustment as provided in the Merger Agreement. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, (i) a portion of the Cash Consideration, in an amount equal to the outstanding balance of that PPP Loan made to Rebel AI in January 2021, shall be withheld at Closing and placed into an escrow account, pending forgiveness or repayment of the PPP Loan, as applicable, and (ii) $2,000,000 of Common Stock shall be withheld from the Stock Consideration and deposited into an escrow account, pending release in accordance with the terms of the Merger Agreement.

Sale of Common Stock – March 2021

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

General Summary

During the period from January 1, 2021 to March 31, 2021, a total of 2,269,205 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital Reserve

On March 29, 2021, the Company acquired Rebel in exchange for 1,032,056 shares of the Company’s common stock.

On November 2, 2020, the Company acquired Fixel in exchange for 564,467 shares of the Company’s common stock in the amount of $5,000,000 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Push Holdings Inc in the amount of $14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

During the year ended December 31, 2020, a total of 1,318,640 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 5,677,684 shares with par value of $0.0001 per share were issued to various stockholders.

During the three months ended March 31, 2021, a total of 998,955 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 1,270,250 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2020, 404,439 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the quarter ended March 31, 2021, 0 shares with par value of $0.0001 per share were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2021, a total of 998,955 shares of common stock was issued as stock-based compensation to directors, consultants and other professional parties.

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020, respectively:

	For the three months ended March 31,
	2021	2020
Numerator - basic and diluted
Net (Loss)	$(4,081,749)	$(2,813,092)
Denominator
Weighted average number of common shares outstanding —basic and diluted	16,345,439	11,577,069
(Loss) per common share — basic and diluted	$(0.2497)	$(0.2430)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Leases

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

The operating lease is listed as separate line item on Logiq Inc (Nevada)’s March 31, 2021 and December 31, 2020 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s March 31, 2021 and December 31, 2020 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2021 and December 31, 2020, total operating right-of-use assets were $273,687 and $364,234, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of March 31, 2021	As of December 31, 2020
Cash paid for operating lease liabilities	$91,900	367,200
Remaining lease term	9 months	1 years
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2021	$275,400

Less imputed interest	(1,713)
Total lease liability	$273,687

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

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The following table presents the segment information for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Logiq
Segment operating income	$2,441,128	11,785,743
Other corporate expenses, net	5,270,305	13,551,449
Total operating (loss)	(2,829,177)	(1,765,706)

DataLogiq
Segment operating income	5,639,184	3,195,651
Other corporate expenses, net	6,891,756	4,243,037
Total operating (loss)	(1,252,572)	(1,047,386)

Consolidated
Segment operating income	8,080,312	14,981,394
Other corporate expenses, net	12,162,061	17,794,486
Total operating (loss)	(4,081,749)	(2,813,092)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months ended March 31, 2021 and 2020.

NOTE 19 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
	2021	%	2020	%
Southeast Asia	$1,220,564	15.1%	8,839,307	59.0%
EU	610,282	7.6	1,767,861	11.8
South Korea	366,169	4.5	1,178,575	7.9
Africa	244,113	3.0	-	-
North America	5,639,184	69.8	3,195,651	21.3
Total revenue	$8,080,312	100.0	$14,981,394	100.0

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Logiq Inc (Nevada) since January 9, 2020, which is the day after the acquisition date.

Fixel AI Inc.

On November 2, 2020, the Company acquired Fixel AI Inc., a Delaware corporation (“Fixel”) in exchange for 564,467 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $8.86.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Fixel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Fixel AI, Inc. since November 3, 2020, which is the day after the acquisition date.

Rebel AI Inc.

On March 29, 2021, the Company acquired Rebel for a total cash consideration of $1,126,000 and in exchange for 1,032,056 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $6.00.

On the Closing Date, the Company issued 1,032,056 restricted shares of its common stock to Rebel Stockholders, and at a trailing twenty (20) day VWAP of $6.00 per share.

Cash and cash equivalents	$7,736
Accounts receivable, net	10,052
Prepaid expenses and other current assets	14,617
Property, plant and equipment	28,236
Intangible assets	6,789,969
Accrued expenses and other current liabilities	(32,110)
Goodwill	499,836
Net assets acquired	$7,318,336

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Rebel has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that Rebel would have paid if Rebel did not own the software technology.

On the acquisition date, goodwill of $499,836 and other intangible assets of $6,789,969 were recorded. The other intangible asset identified during the acquisition is software technology, which has a weighted average useful life of five years, which is management’s best estimate at the time of the acquisition.

The Company incurred some accounting and legal fees related to the acquisition of the assets of Rebel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the period ended March 31, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Rebel AI, Inc. since March 29, 2021, which is the day after the acquisition date.

NOTE 21 – SUBSEQUENT EVENTS

Sale of Common Stock – April 2021

On April 15, 2021, Logiq entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 304,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchasers at an offering price of $5.00 per share.

The Registered Offering resulted in gross proceeds of approximately $1,520,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020.

Actions Taken in Connection With Potential NEO Uplisting through an initial public offering

Amended and Restated 2020 Equity Incentive Plan

On April 21, 2021, Logiq, in connection with the Company’s potential listing on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, amended and restated its 2020 Equity Incentive Plan to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to the A&R Plan (as defined below), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (ii) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the A&R Plan in good faith using any reasonable method of valuation. In addition, the Company amended and restated the form agreements for awards made pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan (the “A&R Plan”) to reflect the foregoing changes.

The Company’s A&R Plan and amended form award agreements were approved by the Company’s Board of Directors on April 21, 2021. The A&R Plan remains subject to shareholder approval, which the Company shall undertake to obtain as soon as reasonably practicable, but in no even later than one year from the amendment date. In the event that the Company does not obtain the requisite shareholder approval of the A&R Plan within one year, the A&R Plan shall not be effective and the form agreements for awards made thereunder shall revert to their original form.

Majority Voting Policy; Bylaws

On April 21, 2021, the Company’s Board of Directors (the “Board”), in connection with the Company’s potential listing on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, approved and adopted a Majority Voting Policy for the election of directors (the “Policy”), which policy effectively alters the manner in which directors are elected under the Company’s Bylaws, and is therefore, subject to shareholder approval. The Company intends to submit a proposal to shareholders to approve the Policy and related changes to the Company’s Bylaws as soon as reasonably practicable.

Under the Policy, in an uncontested election, any director nominee who receives a greater number of votes “withheld” than votes “for” his or her election at a meeting of shareholders of the Company must promptly tender his or her resignation to the chairman of the Board. Following receipt of such resignation, the Governance Committee of the Board (the “Committee”) will consider the resignation and recommend to the Board whether to accept such tendered resignation. Except in special circumstances, the Committee will be expected to accept and recommend acceptance of the resignation by the Board. A press release disclosing the Board’s determination (and the reasons for rejecting the resignation, if applicable) will be issued within 90 days following the date of the relevant meeting of shareholders and a copy of the press release will be sent concurrently to the NEO Exchange, provided that the Company’s common stock is then listed for trading on the NEO Exchange. The director’s resignation, if accepted, will become effective immediately upon acceptance thereof by the Board.

Any director who tenders his or her resignation pursuant to the Policy will not participate in the recommendation of the Committee or the decision of the Board with respect to such resignation.

Subject to any restrictions imposed by applicable law, where the Board accepts a resignation in accordance with the Policy, the Board may (i) leave the director vacancy unfilled until the next annual meeting of shareholders, (ii) fill the vacancy through the appointment of a new director, or (iii) call a special meeting of shareholders at which a new candidate will be presented to fill the vacant position.

The Policy applies only in circumstances involving an uncontested election of directors. For purposes of the Policy, an “uncontested election” of directors of the Company means an election held at any meeting of shareholders called for, either alone or with other matters, the election of directors, with respect to which the number of nominees for election is equal to the number of positions on the Board to be filled through the election to be conducted at such meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this report.

This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Components of Results of Operations

Revenue (Service)

The Company’s AppLogiq business segment’s Platform as a Service, operated as CreateApp (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a smart mobile phone, web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user’s use of our platform on a white label basis.

The Company maintains the PaaS software platform at its own cost. Any enhancements and minor customization for our resellers/distributors are not separately billed. Major new proprietary features are billed to the customer separately as development income while re-usable features are added to the features available to all customers on subsequent releases of our platform.

The Company’s DataLogiq revenues are derived through the management of online advertising campaigns on behalf of customers, which include per-impression, and cost per acquisition (“CPA”) arrangements as well as the delivery of qualified leads.

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

Depreciation and amortization – Depreciation and amortization expense consists primarily of amortization of development costs and trademark for our software platforms.

Research and Development – Research and development expense consists primarily of employee compensation and related expenses, allocated overhead, and developments to our website, e-commerce, and mobile app platforms. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products and services.

Other Income (Expense), net

Other income consists of income received for activities outside of our core business. In 2021, this includes interest from US based financial asset money market funds.

Other (expense) consists of expense for activities outside of our core business. In 2021, DataLogiq incurred early withdrawal fees from an escrow account relating to Conversion Point Technologies.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States, foreign countries, and the respective taxing authorities in jurisdictions in which we conduct business.

Results of Operation

Results of Operations for the Three Months ended March 31, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended March 31, 2021 and 2020. The consolidated results include Logiq Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq Inc (Delaware) results include our business segment AppLogiq.

Consolidated Results of Operations

	For the three months ended
	March 31, 2021		March 31, 2020		Change
Revenue (service)	$8,080,312	100.0%	$14,981,394	100.0%	$(6,901,082)	(46.1)%
Cost of revenues (service)	5,854,056	72.4	12,336,262	82.3	(6,482,206)	(52.5)
Gross profit	2,226,256	27.6	2,645,132	17.7	(418,876)	(15.8)

Depreciation and amortization	689,345	8.5	449,624	3.0	239,721	53.3
General and administrative	4,144,365	51.3	3,202,042	21.4	942,323	29.4
Sales and marketing	369,261	4.6	53,015	0.4	316,246	596.5
Research and development	1,103,137	13.7	1,757,351	11.7	(654,214)	(37.2)
Total operating expenses	6,306,108	78.1	5,462,032	36.5	844,076	15.5
(Loss) from operations	(4,079,852)	(50.5)	(2,816,900)	(18.8)	(1,262,952)	44.8

Other (Expenses)/Income, net	(1,897)	(0.02)	3,808	0.03	(5,705)	(149.8)
Net (loss) before income tax	(4,081,749)	(50.5)	(2,813,092)	(18.8)	(1,268,657)	45.1
Income tax (expense)	-	-	-	-	-	-
Net (loss)	(4,081,749)	(50.5)	(2,813,092)	(18.8)	(1,268,657)	45.1

AppLogiq Results of Operations

	For the three months ended
	March 31, 2021		March 31, 2020		Change
Revenue (service)	$2,441,128	100.0%	$11,785,743	100.0%	$(9,344,615)	(79.3)%
Cost of revenues (service)	1,706,165	69.9	9,693,783	82.3	(7,987,618)	(82.4)
Gross profit	734,963	30.1	2,091,960	17.7	(1,356,997)	(64.9)

Depreciation and amortization	31,283	1.3	25,483	0.2	5,800	22.8
General and administrative	2,538,107	104.0	2,153,835	18.3	384,272	17.8
Sales and marketing	69,750	2.9	-	-.0	69,750	100.0
Research and development	925,000	37.9	1,681,500	14.3	(756,500)	(45.0)
Total operating expenses	3,564,140	146.0	3,860,818	32.8	(296,678)	(7.7)
(Loss) from operations	(2,829,177)	(115.9)	(1,768,858)	(15.0)	(1,060,319)	59.9

Other (Expenses)/Income, net	-	-	3,152	0.03	(3,152)	(100.0)
Net (loss) before income tax	(2,829,177)	(115.9)	(1,765,706)	(15.0)	(1,063,471)	60.2
Income tax (expense)	-	-	-	-	-	-
Net (loss)	(2,829,177)	(115.9)	(1,765,706)	(15.0)	(1,063,471)	60.2

DataLogiq Results of Operations

	For the three months ended
	March 31, 2021		March 31, 2020		Change
Revenue (service)	$5,639,184	100.0%	$3,195,651	100.0%	$2,443,533	76.5%
Cost of revenues (service)	4,147,891	73.6	2,642,479	82.7	1,505,412	57.0
Gross profit	1,491,293	26.4	553,172	17.3	938,121	169.6

Depreciation and amortization	658,062	11.7	424,141	13.3	233,921	55.2
General and administrative	1,606,258	28.5	1,048,207	32.8	558,052	53.2
Sales and marketing	299,511	5.3	53,015	1.7	246,496	465.0
Research and development	178,137	3.2	75,851	2.4	102,286	134.9
Total operating expenses	2,741,968	48.6	1,601,214	50.2	1,140,755	71.2
(Loss) from operations	(1,250,675)	(22.2)	(1,048,042)	(32.8)	(202,634)	19.3

Other (Expenses)/Income, net	(1,897)	(0.03)	656	0.02	(2,553)	(389.2)
Net (loss) before income tax	(1,252,572)	(22.2)	(1,047,386)	(32.8)	(205,187)	19.6
Income tax (expense)	-	-	-	-	-	-
Net (loss)	(1,252,572)	(22.2)	(1,047,386)	(32.8)	(205,187)	19.6

Consolidated Revenue (Service)

Consolidated revenues were $8,080,312 and $14,981,394 for the three months ended March 31, 2021 and 2020, respectively. The results for the three months ended March 31, 2021 include DataLogiq segment (FY2020: DataLogiq segment effective January 8, 2020).

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 79.3% to $2,441,128 from $11,785,743 in the same period in FY2020. Although the reduction was significant, it represents a significant increase in gross profit margins of 30.1% up from 17.7%.

Consolidated Cost of Revenue (Service)

Consolidated Cost of service was $5,854,056 and $12,336,262 for the three months ended March 31, 2021 and 2020, respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $2,226,256 and $2,645,132 for the three months ended March 31, 2021 and 2020, respectively.

With the change in strategic focus from bulk white label distributors to direct marketing end users, our AppLogiq gross profit reduced by 64.9% in three months ended March 31, 2021 to $734,963 compared to $2,091,960 in the same period in FY2020.

Consolidated Gross Profit margin was 27.6% and 17.7% for the three months ended March 31, 2021 and 2020, respectively.

In AppLogiq, with the change in strategic focus from bulk white label distributors to direct marketing end users, our AppLogiq gross profit margin increased to 30.1% in three months ended March 31, 2021 compared to 17.7% in the same period in FY2020.

Consolidated Other Income/(Expenses)

Consolidated Other expenses was ($1,897) and income $3,808 for the three months ended March 31, 2021 and 2020, respectively. The Consolidated income represents interest and gain on change in fair value from a US based money market bond portfolio.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $4,144,365 and $3,202,042 for the three months ended March 31, 2021 and 2020, respectively.

The increase is mainly due to stock compensation of $1,525,904 and $668,286 for the three months ended March 31, 2021 and 2020, respectively and DataLogiq business segment G&A expenses of $1,606,258 and $1,048,206 for the three months ended March 31, 2021 and 2020, respectively.

As part of our uplisting through an initial public offering exercise and S-3 shelf registration, we incurred $587,884 and $1,187,474 in the three months ended March 31, 2021 and 2020, respectively comprising legal and professional fees, investor and public relations and consultancy fees.

Significant movements are explained in the review of operations by our business segments of AppLogiq and DataLogiq in the sections below.

Sales and Marketing (S&M)

Consolidated S&M expense was $369,261 and $53,015 for the three months ended March 31, 2021 and 2020, respectively. The increase is a combination of AppLogiq's investment in market awareness campaigns and DataLogiq’s increased incentive compensation for sales teams and the inclusion of Fixel’s sales and marketing costs.

Research and Development (R&D)

Consolidated Research and Development expense were $1,103,137 and $1,757,351 for the three months ended March 31, 2021 and 2020, respectively. The lower expense reflects a decrease in spending on features for lower margin accounts serviced through bulk white-label distributors, the contracts of which have subsequently been terminated from a change in our strategic focus in our AppLogiq segment.

Consolidated (Loss) from Operations

The Company posted a loss from operations of $(4,079,852) and $(2,816,900) for the three months ended March 31, 2021 and 2020, respectively.

The increase in the loss is due to cost incurred for our uplisting through an initial public offering exercise and S-3 shelf registration, increased staff costs, consultancy, legal & professional and increase in research & development on our digital platform as further described below.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax $(4,081,749) and $(2,813,092) for the three months ended March 31, 2021 and 2020, respectively.

The increase in the loss is due to increase in research & development costs, legal and professional costs in connection with our uplisting through an initial public offering, consultancy fee, stock-based compensation and increase in research & development on our platform as further described below.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2021 and 2020 was $1,525,904 and $668,286, respectively reflecting the Company’s efforts in our uplisting through an initial public offering exercise and S-3 shelf registration.

Consolidated Net (Loss)

The Company posted a consolidated net loss of $(4,081,749) for the three months ended March 31, 2021 as compared to a net loss of $(2,813,092) for the three months ended March 31, 2020.

Logiq Inc. including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 79.3% to $2,441,128 from $11,785,743 in the same period in FY2020. Although the reduction was significant, it represents a significant increase in gross profit margins of 30.1% up from 17.7%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $1,706,165 and $9,693,783 for the three months ended March 31, 2021 and 2020, respectively as a result of reduced revenues.

Gross Profit

AppLogiq Gross Profit was $734,963 and $2,091,960 for the three months ended March 31, 2021 and 2020, respectively. Gross Profit % improved to 30.1% from 17.7% for the three months ended March 31, 2021 and 2020, respectively as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

Other Income/(Expenses)

AppLogiq Other income $nil and $3,152 for the three months ended March 31, 2021 and 2020, respectively. The other income represents interest and gain on change in fair value from a US based managed Financial asset money market bond portfolio.

General and Administrative (G&A)

AppLogiq G&A expenses was $2,538,107 and $2,153,835 for three months ended March 31, 2021 and 2020, respectively.

Consultancy fees was $949,224 and $949,443 for the three months ended March 31, 2021 and 2020, respectively.

Legal & professional fees was $231,588 and $182,117 for the three months ended March 31, 2021 and 2020, respectively.

An increase in both Consultancy fees and Legal & professional fees due to uplisting applications on both NEO and NASD exchanges in 2021 and 2020 respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $69,750 and $0 for the three months ended March 31, 2021 and 2020, respectively as a result of engaging in market awareness campaigns.

Research and Development (R&D)

AppLogiq Research and Development expense was $925,000 and $1,681,500 for three months ended March 31, 2021 and 2020, respectively.

The lower expense reflects a decrease in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended March 31, 2021.

(Loss) from Operations

AppLogiq and the Company posted a loss from operations of $(2,829,177) and $(1,768,858) for the three months ended March 31, 2021 and 2020, respectively. Our loss arose as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative increased due to legal and compliance costs relating to our uplisting application through an initial public offering on NEO exchange and the addition of head office team members.

DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $3.2 million for the three months ended March 31, 2020 compared to $5.6 million for the same period in 2021, an increase of $2.4 million or 76.5%. The increase in revenues is primarily a result of increasing our focus on the data monetization business. The data monetization business increased from $2.2 million for the three months ended March 31, 2020 to $4.6 million in same period in 2021, an increase of $2.4 million or 109.4%. Other revenue, which includes our performance marketing network and technology services, contributed $1.0 million of revenues for the three months ended March 31, 2021, which was flat from the same period a year ago.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $2.6 million for the three months ended March 31, 2020 compared to $4.1 million for the same period in 2021, an increase of $1.5 million or 57.0%. Cost of revenues as a percentage of revenues was 73.6% and 82.7% for the three months ended March 31, 2021 and 2020, respectively. The lower Cost of revenue as a percentage of revenues is due to lower customer acquisition costs.

Gross Profit

DataLogiq gross profit was $0.5 million for the three months ended March 31, 2020 compared to $1.5 million for the same period in 2021, an increase of $1.0 million or 169.6%. Gross profit margin was 17.3% for the three months ended March 31, 2020 compared to 26.4% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $424,141 for the three months ended March 31, 2020 compared to $658,062 for the same period in 2021, an increase of $233,921 or 55.2%. The increase is due to the acquisition of Fixel and the inclusion of their respective depreciation and amortization of $233,921 in the three months ended March 31, 2021 compared to $0 in the same period a year ago.

General and administrative

DataLogiq general and administrative expenses were $1.0 million for the three months ended March 31, 2020 compared to $1.6 million for the same period in 2021, an increase of $0.6 million or 53.2%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business. In addition, the increase is also due to the acquisition of Fixel and the inclusion of the respective G&A of $0.1 million in the three months ended March 31, 2021 compared to $0 in the same period a year ago.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $53,015 for the three months ended March 31, 2020 compared to $299,511 for the same period in 2021, an increase of $246,496 or 465.0%. The increase is primarily due to the increased incentive compensation for our sales teams and the inclusion of Fixel’s sales and marketing costs.

Research and development

DataLogiq research and development expenses were $75,851 for the three months ended March 31, 2020 compared to $178,137 for the same period in 2021, an increase of $102,286. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition Fixel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(1,250,675) for the three months ended March 31, 2021 compared to $(1,048,042) for the same period in 2020. Part of the increase is due to the acquisition of Fixel AI and Rebel AI and the inclusion of their respective loss from operations $(448,833) in the three months ended March 31, 2021. Logiq’s (Nevada) loss from operations reduced to $(803,739) compared to $(1,047,386) for the same period in 2020 as a result of the increased gross profit contribution arising from increased service revenue.

Liquidity and Capital Resources

During the three months period ended March 31, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, (iii) the January 2021 sale of 101,694 shares of the Company’s common stock for gross proceeds of approximately $864,000 before deducting offering expenses, and (iv) the March 2021 sale of 100,000 shares of the Company’s common stock for gross proceeds of approximately $500,000 before deducting offering expenses.

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

As of March 31, 2021, we currently have budgeted capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

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

We know of no trends or demands reasonably likely to affect liquidity other than those listed under the section titled, “Risk Factors” in this quarterly report.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the three months March 31,
Cash flows:	2021	2020
Net cash (used in) operating activities	$(1,999,989)	$(3,101,085)
Net cash (used in) provided by investment activities	$(445,202)	$584,310
Net cash provided by financing activities	$1,822,052	$3,565,793

Operating Activities

During the three months ended March 31, 2021, (loss) from operations used $(1,999,989), compared to $(3,101,085) for the three months ended March 31, 2020. Our net (loss) for the three months ended March 31, 2021 increased to $(4,081,749) and $(2,813,092) respectively compared to the same period last year. Depreciation and amortization increased to $677,705 and $437,983 respectively compared to the same period last year as a result of acquisitions of Fixel and Rebel. Movement in changes in operating assets and liabilities was $(1,999,989) and $(3,101,085) as a result of increase in accounts receivable, accounts payable and accrued liabilities in our DataLogiq segment. Accrued liabilities in our AppLogiq segment increased in the three months ended March 31, 2021 as a result of an increase in audit and review fees as compared to the same period last year due to the acquisition of the DataLogiq segment and its subsidiaries. In addition, total cash consideration payable of $1,126,000 for the Rebel AI Inc. acquisition is included in the three months ended March 31, 2021.

Investing Activities

During the three months ended March 31, 2021, we did use cash $(445,202) for investing activities in the Company’s financial asset investment portfolio based and managed in the US, compared to $584,310 during the three months ended March 31, 2020. The investment is reduced as a result of the funding requirements of the Company in three months ended March 31, 2021 compared to same period in 2020.

Financing Activities

During the three months ended March 31, 2021, we generated $1,822,052 from financing activities, compared to $3,565,793 for the three months ended March 31, 2020, primarily from the proceeds from the sale of common stock.

We estimate that based on current plans, assumptions and fund raising, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, for up to 12 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued or Newly Adopted Accounting Standards

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to over 100 countries, including the United States and Indonesia. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In response to this, many employers throughout the United States and elsewhere (including us) are preparing and increasing as much as possible the capacity and arrangement for employees to work remotely. However, we are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe.

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

However, with the new business segment of DataLogiq, on a consolidated revenue basis, there is no significant customer concentration in the three months ended March 31, 2021 and the same period in 2020.

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

Certain segments of our business have begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance will be harmed.

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

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. COVID-19 may also have the effect of heightening many of the other risks described in this quarterly report. We will continue to evaluate the nature and extent of the impact of COVID-19 may have on our business.

We are subject to risks associated with the operation of a global business.

We derive a significant portion of our total revenue from our operations in international markets. During the three months ended March 31, 2021 and the same period in 2020, 30.2% and 78.7% respectively of our total revenue was derived from our international operations. For the years ended December 31, 2019, 2018, and 2017, 100%, of our total revenue was derived from our international operations. In the year ended December 31, 2020, 57% was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

There can be no assurance that we will be successful in maintaining our existing contractual relationships with our customers.

Our customers have in the past, and may in the future, negotiate agreements that are short-term and subject to renewal, non-exclusive and/or terminable at the option of the customer on relatively short notice or no notice and without penalty. In the event that such contracts are terminated, the customer is generally required to pay the Company costs associated with any work completed as of the date of the termination. While contract termination is rare, there can be no assurance that long-term contractual relationships will not be terminated, which could adversely affect the Company.

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

As of May 7, 2021, we have 18,475,644 (post-reverse split) shares of our common stock outstanding.

Moreover, we may enter into agreements with certain holders of our common stock which could give such holders certain rights, subject to some conditions, to require us to file registration statements in jurisdictions other than the US covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Negative Operating Cash Flow

The Company has negative cash flow from operating activities. There is no assurance that sufficient revenues will be generated in the near future. To the extent that the Company has negative operating cash flows in future periods, it may need to deploy a portion of its existing working capital to fund such negative cash flows.

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

Some of our products utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes and technology, in some areas of our business we do not have written policies and procedures for managing against the risks of potential copyright or other intellectual property infringement claims made by third parties. Enforcement of such intellectual property rights may have an adverse effect on our business, such as, for example, following inadvertent use of open source software that requires us to disclose or make available the source code to related products.

Failure to adequately protect our trademarks and other intellectual property rights in foreign jurisdictions could adversely affect our business.

We utilize a combination of trademark, trade secret, copyright, unpatented know-how, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. We believe that having distinctive marks is important to our brand, our success, and our competitive position. The laws of some countries do not protect intellectual property rights to the same extent as do U.S. laws, and there may be different levels of protection and enforceability in different foreign jurisdictions in which we do business. We have not yet pursued a global trademark registration strategy and, as such, we may be unable to successfully protect our brand names and related intellectual property rights or resolve intellectual property conflicts with others, which could adversely affect our business or financial condition. For example, we actively use the AtozPay and AtozGo brand names in Indonesia but have not pursued trademark protection in that jurisdiction to date.

Additionally, the agreements we use in an effort to protect our intellectual property, such as trade secrets, copyrightable works, confidential information, and other proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such information. For example, a party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our proprietary information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover our trade secrets and other proprietary information, which would render them less valuable to us.

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

Emerging Market Risk

The Company derives approximately 5% of its sales from emerging markets. Emerging market investment generally poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. The Company’s international operations are exposed to political and economic risk, including risks relating to change in government policy. The Company may accordingly be subject to a number of risks stemming from change in exchange rates, inflation, problems with the repatriation of foreign earnings, dividends and investment capital, as well as political instability in the international jurisdictions it operates in. Contractual relationships in emerging markets are subject to heightened risks and the Company may be adversely affected by, among other things, the following risks associated with emerging market economies: (i) political and social instability; (ii) government involvement, including, but not limited to, currency controls and risk of expropriation; (iii) difficulties in enforcing contractual rights; (iv) currency volatility; (v) risk of high inflation; and (vi) infrastructure issues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2021, the Company issued 1,032,056 shares of the Company’s common stock in connection with its acquisition of Rebel.

During the three months ended March 31, 2021, a total of 998,955 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received, and 1,270,250 shares with par value of $0.0001 per share were issued to various stockholders.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D and/or Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition, and took the securities for investment purposes and understood the ramifications of their actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals or entities represented that they were each an “accredited investor” as defined in Regulation D at the time of issuance of the securities, and that each of such individuals or entities was acquiring such securities for their own account and not for distribution. All certificates, if such certificates were issued in certificated form, representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, filed November 18, 2004 (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (1)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011 (1)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013 (1)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013 (1)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013 (1)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013 (1)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013 (1)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015 (1)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020 (1)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (1)
3.12	Bylaws (2)
10.1	Logiq, Inc. Amended and Restated 2020 Equity Incentive Plan and related form agreements (3)
10.2	Form of Stock Purchase Agreement, dated January 12, 2021 (4)
10.3	Agreement and Plan of Merger by and among Logiq, Inc., RAI Acquisition Sub, Inc., Rebel AI, Inc, and Emmanuel Puentes, dated as of March 3, 2021 (5)
10.4	Form of Stock Purchase Agreement, dated March 8, 2021 (6)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document **
101.SCH*	XBRL Taxonomy Extension Schema Document **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021
(2)	incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(3)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 27, 2021
(4)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 14, 2021
(5)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 5, 2021
(6)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 10, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: May 17, 2021	By:	/s/ Tom Furukawa
Tom Furukawa Chief Executive Officer, Principal Executive Officer

By:	/s/ Brent Suen
Brent Suen Chairman, President, Principal Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer