Form 10-Q
period 2021-06-30
LOGIQ, INC.
filed 2021-08-16
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, the issuer had 22,598,153 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and Audited Condensed Balance sheet as of December 31, 2020.	1
	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020.	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.	3
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2021 and Audited Statement of Stockholders’ Equity as of December 31, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION		41

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55

SIGNATURES		56

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	Jun 30	December 31
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	16,831,602	11,736,540
Property and equipment, net	181,429	178,561
Goodwill	5,577,926	5,078,090
Total non-current assets	22,590,957	16,993,191

Current assets
Amount due from associate	6,578,700	5,673,700
Accounts receivable	3,519,124	2,618,494
Right to use assets - operating lease	182,799	364,234
Prepayment, deposit and other receivables	736,969	206,443
Financial assets held for resale	681	594,263
Restricted cash	21,475	10,889
Cash and cash equivalents	5,766,264	3,478,889
Total current assets	16,806,012	12,946,912
Total assets	$39,396,969	$29,940,103

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	2,659,830	1,009,204
Accruals and other payables	1,402,930	1,110,732
Deferred revenue	38,115	46,857
Lease liability - operating lease	182,799	364,234
Convertible promissory notes	2,911,000	2,911,000
Amount due to director	77,500	77,500
Deposits received for shares to be issued	1,744,665	-
Total current liabilities	9,016,839	5,519,527

Non-Current Liabilities
COVID loan	10,000	10,000
Notes payable	-	507,068
Total non-current liabilities	10,000	517,068
Total liabilities	$9,026,839	$6,036,595

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 21,236,411 and 15,557,439 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively*	2,124	1,556
Additional paid-in capital	74,944,666	66,739,895
Capital reserves	26,604,050	19,285,383
Accumulated deficit brought forward	(71,180,710)	(62,123,326)
Total stockholder’s equity	30,370,130	23,903,508
Total liabilities and stockholders’ equity	$39,396,969	$29,940,103

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$8,303,987	$9,315,060	$16,384,299	$24,296,454
Cost of Service	5,855,138	8,095,406	11,709,194	20,431,668
Gross Profit	2,448,849	1,219,654	4,675,105	3,864,786

Operating Expenses
Depreciation and amortization	1,030,931	449,625	1,720,276	899,249
General and administrative	4,992,774	1,180,246	9,137,139	4,382,288
Sales and marketing	351,992	99,262	721,253	152,277
Research and development	1,459,535	900,844	2,562,672	2,658,195
Total Operating Expenses	7,835,232	2,629,977	14,141,340	8,092,009

(Loss) from Operations	(5,386,383)	(1,410,323)	(9,466,235)	(4,227,223)

Other (Expenses)/Income, net	421,189	(265,223)	419,292	(261,415)

Net (Loss) before income tax	(4,965,194)	(1,675,546)	(9,046,943)	(4,488,638)
Income tax (Corporate tax)	(10,441)	-	(10,441)	-
Net (Loss)	$(4,975,635)	$(1,675,546)	$(9,057,384)	$(4,488,638)

Net (Loss) profit per common share - basic and fully diluted:	(0.2678)	(0.1369)	(0.5300)	(0.3764)

Weighted average number of basic and fully diluted common shares outstanding*	18,577,937	12,241,835	17,090,133	11,926,020

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30
	2021	2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss)	$(9,057,384)	$(4,488,638)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property and equipment	25,368	23,282
Amortization of intangible assets	1,694,907	875,967
PPP Loan forgiveness	(507,068)	-
Changes in operating assets and liabilities:
Accounts receivable	(900,630)	(913,621)
Prepayment, deposit and other receivables	(530,526)	(140,832)
Accounts payable	1,650,626	690,538
Accruals and other payables	292,197	102,419
Deferred revenue	(8,742)	-
Net cash (used in) operating activities	(7,341,252)	(3,850,885)

INVESTING ACTIVITIES:
Increase in amount due from associate	(905,000)	(1,498,000)
Financial assets held for resale	593,582	2,730,363
Net restricted cash acquired in acquisitions	7,736	1,599,572
Net cash provided by (used in) investing activities	(303,682)	2,831,935

FINANCING ACTIVITIES:
Repayment of bank loan	-	(500,000)
Borrowing under other loan	-	10,000
Proceeds from notes payable-US government CARES Act	-	503,700
Proceeds from shares to be issued	1,744,665	1,482,485
Proceeds from stock issuance, net of expenses	4,287,446	409,899
Proceeds from stock issuance from IPO, net of expenses	3,910,784	-
Net cash provided by (used in) financing activities	9,942,895	1,906,084

INCREASE IN CASH AND CASH EQUIVALENTS	2,297,961	887,134

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,489,778	2,972,649

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$5,787,739	$3,859,783

NON-CASH TRANSACTION
Issuance of shares for services received	$2,932,731	$409,899

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

	Common stock*	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-		1,420,413
Issuance of shares for acquisitions	1,032,056	103		6,192,336		6,192,439
Issuance of shares for services	998,955	100	1,525,904	-		1,526,004
Cancelation of shares	-	-		-		-
Net loss for the period				-	(4,081,749)	(4,081,749)
Balance March 31, 2021	17,826,644	$1,783	$69,686,188	$25,477,719	$(66,205,075)	$28,960,615
Issuance of shares for proceeds	2,488,767	249	3,851,650	-		3,851,899
Cash consideration for acquisitions	-	-		1,126,331		1,126,331
Issuance of shares for services	921,000	92	1,406,828	-		1,406,920
Cancelation of shares	-	-		-		-
Net loss for the period				-	(4,975,635)	(4,975,635)
Balance June 30, 2021	21,236,411	$2,124	$74,944,666	$26,604,050	$(71,180,710)	$30,370,130

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015.

	Common stock*	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	(10,274)	10,274
Issuance of shares for proceeds	607,812	790	(790)		-	-
Issuance of shares for acquisitions	2,747,201	3,571		14,282,143		14,285,714
Issuance of shares for services	437,503	569	667,717			668,286
Cancelation of shares	(589)	(1)	1		-	-
Net loss for the period		-	-		(2,813,092)	(2,813,092)
Balance March 31, 2020	12,353,630	$5,785	$58,735,320	$14,282,143	$(50,426,749)	$22,596,499
Issuance of shares for proceeds	11,500	15	(180)	-	-	(165)
Issuance of shares for acquisitions	-	-	-			-
Issuance of shares for services	127,000	165	(258,387)			(258,222)
Cancelation of shares	(296,157)	(385)	385		-	-
Net loss for the period	-	-	-		(1,675,546)	(1,675,546)
Balance June 30, 2020	12,195,973	$5,580	$58,477,138	$14,282,143	$(52,102,295)	$20,662,566

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 1,000 reverse stock-split on September 1, 2015.

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City, Singapore, Minneapolis, MN, Denver, CO, and Jakarta, Indonesia. The Company’s common stock is quoted on the OTCQX under the symbol, “LGIQ”, and NEO Exchange in Canada under the same symbol.

Business Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, “AppLogiq” (operated as CreateApp), allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq”, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

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

We provide our PaaS and digital marketing to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business and on our SaaS platform when provisioning services for their marketing campaigns. We also recognize revenue on a Cost per lead (“CPL”) and other metrics for engagements undertaken on a performance marketing basis.

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite.

●	On June 21, 2021, the Company completed the IPO offering of 1,976,434 units on the NEO exchange in Canada.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

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

GOOGWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended June 30, 2021 and 2020.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the six months ended June 30, 2021 and 2020 amounted to $1,694,907 and $875,966, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to seven years for leasehold improvements and three to five years for computer and related equipment. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statements of operations.

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

LEASES

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of June 30, 2021.

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

As of June 30, 2021 and 2020, the allowance for bad debt was approximately $54,619 and $54,619, respectively.

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

REVENUE RECOGNITION

The Company generates revenue from its two primary segments: AppLogiq and DataLogiq:

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

The Company’s DataLogiq segment generates revenue through the management of online display advertising campaigns on behalf of customers, which include per-impression, and cost per acquisition (“CPA”) arrangements as well as the delivery of qualified leads. Revenue derived on a cost per thousand impressions basis is recognized in the period in which the impressions are delivered. Revenue derived on a CPA basis is recognized in the period in which the acquisition occurs. Revenue derived from leads is recognized in the period the lead is sold. DataLogiq receives a fee from its customers and pays a fee to publishers based on revenue generated, or on a cost per thousand impressions basis. DataLogiq recognizes revenue on a gross basis since DataLogiq is the primary obligor in the arrangement.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of June 30, 2021, and 2020, the Company has the following amounts related to intangible assets:

	Logiq (Delaware)	DataLogiq	Total

Cost as of January 1, 2021	$1,885,330	$12,928,422	$14,813,752
Additions	$-	$6,789,969	$6,789,969
Cost as of June 30, 2021	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2021	$1,271,265	$1,805,947	$3,077,212
Charge for the period	$62,566	$1,632,341	$1,694,907
Accumulated depreciation as of June 30, 2021	$1,333,831	$3,438,288	$4,772,119

Net intangible assets as of June 30, 2021	$551,499	$16,280,103	$16,831,602

Net intangible assets as of December 31, 2020	$614,065	$11,122,475	$11,736,540

Amortization expense related to intangible assets for the three months ended June 30, 2021 and 2020 amounted to $1,017,202 and $437,983, respectively.

Amortization expense related to intangible assets for the six months ended June 30, 2021 and 2020 amounted to 1,694,907 and $875,966, respectively

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of June 30, 2021 in the next five fiscal years and thereafter is as follows:

Remaining of 2021	$2,034,406
2022	4,068,811
2023	4,068,811
2024	4,068,811
2025 and thereafter	2,590,763
$16,831,602

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2021, and 2020, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2021	$165,957	$59,169	$225,126
Additions	$-	28,236	$28,236
Cost as of June 30, 2021	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2021	$33,635	$12,930	$46,565
Charge for the period	$16,818	$8,550	$25,368
Accumulated depreciation as of June 30, 2021	$50,453	$21,480	$71,933

Net property and equipment as of June 30, 2021	$115,504	$65,925	$181,429

Net property and equipment as of December 31, 2020	$132,322	$46,239	$178,561

Depreciation expense for the three months ended June 30, 2021 and 2020 amounted to $13,727 and $11,641, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $25,368 and $23,282, respectively.

NOTE 5 – GOODWILL

	June 30,	December 31,
	2021	2020

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	-
Total	5,577,926	5,078,090

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,078,090

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

NOTE 6 – ACCOUNTS RECEIVABLE

	June 30,	December 31,
	2021	2020

Accounts receivable - gross	$3,573,743	$2,673,113
Allowance for doubtful debts	(54,619)	(54,619)
Accounts receivable - net	3,519,124	2,618,494

Movement in allowance for doubtful debts

Balance as at beginning of period	$54,619	$54,619
Provision for bad debts	-	60,324
Reversal of the provision	-	(60,324)
Balance at end of period	54,619	54,619

Age of Impaired trade receivables

Current	$2,940,463	83.6%
1 - 30 days	420,475	11.9%
31 - 60 days	95,885	2.7%
61-90 days	15,049	0.4%
91 and over	47,252	1.4%
Total	3,519,124	100.0%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As at June 30, 2021		As at December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Held-for-trading investments	$681	$-	$594,263	$-

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

The Company held an 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of June 30, 2021.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of June 30,	As of December 31,
	2021	2020

Deposit	$450,749	$60,000
Other receivables	1,876	1,876
Prepayments	284,344	144,567
	$736,969	$206,443

NOTE 11 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of June 30,	As of December 31,
	2021	2020

Accruals	$1,378,596	$910,325
Other payables	24,334	200,407
	$1,402,930	$1,110,732

NOTE 12 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the six months ended June 30, 2021 and 2020, and which is subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of June 30, 2021	As of June 30, 2020
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DataLogiq business segment (Logiq, Inc. (Nevada) formerly known as Origin8, Inc.)

As of June 30, 2021, the company does not have any deferred tax asset.

NOTE 13 – NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary Logiq Inc (Nevada) formerly known as Origin8, Inc., received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

On May 20,2021, the PPP Loan of $503,700 was fully forgiven by the Small Business Administration of the CARES Act.

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

Subsequent to June 30, 2021, with the exception of 2 convertible promissory notes issued amounting to principal of $ 30,000, converted their notes into shares issued as additional paid in capital following the qualifying conversion date of July 17, 2021.

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

On June 30, 2021, the parties entered into an Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”), pursuant to which the parties amended the Merger Agreement to eliminate any potential reductions to the total cash purchase price payable pursuant to the Merger Agreement in the event that the PPP Loan made to Rebel AI in January 2021 is not forgiven in full. As a result, Schedule A to the Merger Agreement was deleted and eliminated in its entirety.

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

The Registered Offering resulted in gross proceeds of approximately $1,520,000 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Commission on August 17, 2020, and was declared effective on August 26, 2020.

Sale of Units in Connection With Canadian IPO - June 2021

On June 9, 2021, Logiq entered into an Agency Agreement (the “Agency Agreement”) with Research Capital Corporation (the “Agent”) relating to the offering (the “Offering”) by the Company of a minimum of 1,666,667 units of securities (each, a “Unit”), and a maximum of 3,333,333 Units, at a price of C$3.00 per Unit (the “Offering Price”), for minimum gross proceeds of C$5,000,000, and maximum gross proceeds of C$10,000,000. Each Unit consists of (i) one share of common stock of the Company, par value $0.0001 per share (and the Common Stock included in a Unit being a “Unit Share”), and (ii) one Common Stock purchase warrant (each, a “Warrant”), where each Warrant entitles the holder thereof to acquire one share of Common Stock (each, a “Warrant Share”) at an exercise price of C$3.50 per Warrant Share, subject to adjustment, at any time before the third anniversary (the “Warrant Expiry Date”) of June 17, 2021 (the “Closing Date”).

In consideration for the Agent’s services to the Company in connection with the Offering, the Company agreed to pay the Agent a cash fee (the “Agent’s Commission”) equal to 8.0% of the aggregate gross proceeds of the Offering. As additional compensation, the Company also agreed to issue to the Agent such number of non-transferrable compensation options (the “Agent Options”) equal to 8.0% of the number of Units sold pursuant to the Offering. Each Agent Option is exercisable for one Unit (an “Agent Unit”) at an exercise price of C$3.00 until the third anniversary of the Closing Date. Each Agent Unit consists of (i) one share of Common Stock, and (ii) one Common Stock purchase warrant (each, an “Agent Unit Warrant”). The Agent Unit Warrants will be issued under a Warrant Indenture, and have the same attributes as the Warrants to be comprised in the Units.

Furthermore, the Company agreed to issue 83,333 units of securities (the “Advisory Fee Units”) to the Agent as compensation for certain strategic advisory and support services rendered. This number was determined by dividing C$250,000 by the Offering Price. Each Advisory Fee Unit is comprised of (i) one share of Common Stock, and (ii) one warrant exercisable to purchase one share of Common Stock at an exercise price of C$3.50 for a period of 36 months from the Closing Date.

Pursuant to the terms of the Agency Agreement, the Company also agreed to grant the Agent an option (the “Over-Allotment Option”), exercisable in whole or in part, at the sole discretion of the Agent, at any time up to 30 days following the Closing Date, to purchase from the Company: (i) up to such additional number of Units (the “Over-Allotment Units”) equal to 15% of the number of Units sold under the Offering (the “Over-Allotment Number”) at the Offering Price; (ii) up to such number of additional Warrants (the “Over-Allotment Warrants”) equal to 15% of the number of Warrants comprising the Units sold under the Offering at C$0.4898 per Over-Allotment Warrant; (iii) up to such number of additional shares of Common Stock (the “Over-Allotment Unit Shares”) equal to 15% of the number of shares of Common Stock comprising the Units sold under the Offering at C$2.5102 per Over-Allotment Unit Share; or (iv) any combination of Over-Allotment Units, Over-Allotment Warrants, and Over-Allotment Unit Shares, so long as the aggregate number of Over-Allotment Units, Over-Allotment Warrants, and Over-Allotment Unit Shares does not comprise together more than what is included in the Over-Allotment Number of Over-Allotment Units. The Over-Allotment Option was granted to the Agent solely to cover over-allotments, if any, and for market stabilization purposes.

On June 21, 2021, the Offering closed whereby the Company sold 1,976,434 Units for aggregate gross proceeds of C$5,929,302 before deducting offering expenses. The Company also issued 83,333 Advisory Fee Units and 158,115 Agent Options to the Agent at the closing of the Offering. In connection with the closing of the Offering, the Company entered into a Warrant Indenture (the “Warrant Indenture”) with Odyssey Trust Company (the “Warrant Agent”), pursuant to which the Company issued Warrants to purchase up to a maximum of 4,223,333 shares of Common Stock. Each Warrant is exercisable at any time after June 21, 2021, and prior to June 21, 2024.

On June 21, 2021, the Company filed a prospectus supplement (the “Resale Prospectus Supplement”) to its shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Commission on August 17, 2020, and was declared effective on August 26, 2020. The Resale Prospectus Supplement covered the resale of the shares of Common Stock, Warrants (and the Warrant Shares underlying the Warrants), and Agent Options sold in the Offering, and may be used by the selling stockholders or certain of their respective assigns identified therein to resell such securities.

On July 27, 2021, the Company closed the partial exercise of the over-allotment option granted to the Agent in connection with the Offering (the “Over-Allotment Offering”), whereby the Company sold an additional 201,700 Units for aggregate gross proceeds of C$605,100 before deducting offering expenses. The Company also issued an additional 16,136 non-transferrable Agent Options to the Agent as compensation for certain strategic advisory and support services rendered to the Company in connection with the Offering.

In connection with the Over-Allotment Offering, on July 27, 2021, the Company filed a prospectus supplement to its shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Commission on August 17, 2020, and was declared effective on August 26, 2020. The prospectus supplement covers the resale of the shares of Common Stock, Warrants (and the Warrant Shares underlying the Warrants), and Agent Options sold in the Over-Allotment Offering, and may be used by the selling stockholders or certain of their respective assigns identified therein to resell such securities.

General Summary

During the period from January 1, 2021 to June 30, 2021, a total of 5,678,972 shares (post reverse split of approximately 13: 1) with par value of $0.0001 per share were issued to various stockholders.

Capital Reserve

On March 29, 2021, the Company acquired Rebel in exchange for 1,032,056 shares of the Company’s common stock.

On November 2, 2020, the Company acquired Fixel in exchange for 564,467 shares of the Company’s common stock in the amount of $5,000,000 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

On January 9, 2020, the Company issued 35,714,285 shares (pre reverse stock split) to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Push Holdings Inc in the amount of $14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the three months ended June 30, 2021, a total of 921,000 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received, 2,488,767 shares with par value of $0.0001 per share were issued to various stockholders and 1,976,434 shares with par value of $0.0001 per share were issued to various stockholders of the IPO on NEO Exchange in Canada on June 21, 2021

Cancellation of Common Stock

During the six months ended June 30, 2021, no shares with par value of $0.0001 per share were cancelled.

Stock-Based Compensation

For the six months ended June 30, 2021, a total of 1,919,955 shares of common stock was issued as stock-based compensation to directors, staff, consultants and other professional parties.

For the six months ended June 30, 2021, included in the total of 1,919,955, a total of 401,000 shares of common stock was issued as stock-based compensation to DataLogiq staff.

Amendment to Equity Incentive Plan

On April 21, 2021, Logiq, in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, amended and restated its 2020 Equity Incentive Plan to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to the A&R Plan (as defined below), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (y) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the A&R Plan in good faith using any reasonable method of valuation. In addition, the Company amended and restated the form agreements for awards made pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan (the “A&R Plan”) to reflect the foregoing changes.

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

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator - basic and diluted
Net (Loss)	$(4,975,635)	$(1,675,546)	$(9,057,384)	$(4,488,638)

Denominator
Weighted average number of common shares outstanding - basic and diluted	18,577,937	12,241,835	17,090,133	11,926,020
(Loss) per common share - basic and diluted	$(0.2678)	$(0.1369)	$(0.5300)	$(0.3764)

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

The operating lease is listed as separate line item on Logiq Inc (Nevada)’s June 30, 2021 and December 31, 2020 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s June 30, 2021 and December 31, 2020 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2021 and December 31, 2020, total operating right-of-use assets were $182,799 and $364,234, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of June 30, 2021	As of December 31, 2020
Cash paid for operating lease liabilities	$183,600	367,200
Remaining lease term	6 months	1 years
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2021	$184,600
Less imputed interest	(801)
Total lease liability	$182,799

Legal proceedings

None.

NOTE 18 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: AppLogiq and DataLogiq. The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The AppLogiq reportable segment is comprised of the accounts of CreateApp and Corporate activities.

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The following table presents the segment information for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Logiq (Delaware) incl AppLogiq
Segment operating income	$2,843,685	$5,653,495	$5,284,813	$17,439,238
Other corporate expenses, net	6,504,374	6,097,794	11,774,679	19,649,244
Total net loss	(3,660,689)	(444,299)	(6,489,866)	(2,210,006)

Logiq (Nevada) incl DataLogiq
Segment operating income	$5,460,302	$3,661,565	$11,099,486	$6,857,216
Other corporate expenses, net	6,775,248	4,892,812	13,667,004	9,135,848
Total net loss	(1,314,946)	(1,231,247)	(2,567,518)	(2,278,632)

Consolidated
Segment operating income	$8,303,987	$9,315,060	$16,384,299	$24,296,454
Other corporate expenses, net	13,279,622	10,990,606	25,441,683	28,785,092
Total net loss	(4,975,635)	(1,675,546)	(9,057,384)	(4,488,638)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the six months ended June 30, 2021 and 2020.

NOTE 19 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2021	%	2020	%
Southeast Asia	$1,421,843	17.1	4,240,121	45.5
EU	710,921	8.6	848,024	9.1
South Korea	426,553	5.1	565,350	6.1
Africa	284,369	3.4	-	-
North America	5,460,302	65.8	3,661,565	39.3
Total revenue	$8,303,987	100.0	$9,315,060	100.0

	For the six months ended June 30,		For the six months ended June 30,
	2021	%	2020	%
Southeast Asia	$2,642,407	16.1	13,079,429	53.8
EU	1,321,203	8.1	2,615,886	10.8
South Korea	792,722	4.8	1,743,924	7.2
Africa	528,481	3.2	-	-
North America	11,099,486	67.8	6,857,216	28.2
Total revenue	$16,384,299	100.0	$24,296,454	100.0

NOTE 20 – BUSINESS COMBINATION

Push Holdings Inc.

On January 8, 2020, the Company acquired substantially all the assets of Push Holdings Inc in exchange for 35,714,285 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $14,285,714.

The acquisition of substantially all the assets of Push Holdings Inc was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Logiq Inc (Nevada)’s operations included in the Company’s consolidated financial statements from January 9, 2020. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2021.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Fixel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2021.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Rebel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and six month period ended June 30, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Rebel AI, Inc. since March 29, 2021, which is the day after the acquisition date.

NOTE 21 – SUBSEQUENT EVENTS

Overallotment-Allotment Offering – July 2021

On July 27, 2021, the Company closed the partial exercise of the over-allotment option granted to the Agent in connection with the Offering in Canada (the “Over-Allotment Offering”), whereby the Company sold an additional 201,700 Units for aggregate gross proceeds of C$605,100 before deducting offering expenses. The Company also issued an additional 16,136 non-transferrable Agent Options to the Agent as compensation for certain strategic advisory and support services rendered to the Company in connection with the Offering.

In connection with the Over-Allotment Offering, on July 27, 2021, the Company filed a prospectus supplement to its shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Commission on August 17, 2020, and was declared effective on August 26, 2020. The prospectus supplement covers the resale of the shares of Common Stock, Warrants (and the Warrant Shares underlying the Warrants), and Agent Options sold in the Over-Allotment Offering, and may be used by the selling stockholders or certain of their respective assigns identified therein to resell such securities.

Conversion of promissory notes-July 2021

On July 21, 2021, the total outstanding convertible promissory notes of $2,911,000, with the exception of 2 convertible promissory notes issued amounting to principal amount of $30,000, converted their notes into shares issued as additional paid in capital.

Sale of Common stock & Warrants - August 2021

On August 6, 2021, Logiq entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 1,668,042 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, to the Purchasers at an offering price of $2.40 per share.

The Registered Offering resulted in gross proceeds of approximately $4,003,300.80 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2020, and was declared effective on August 26, 2020.

On August 6, 2021, the Company issued warrants (each, a “Warrant”) to purchase up to 1,668,042 shares of Common Stock. Each Warrant is a cash warrant and is exercisable at any time after August 6, 2021, and prior to August 6, 2024, with an exercise price of $2.85 per share (subject to a contractual 8% discount for one holder).

The Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to a limited number of persons who are “accredited investors” or “sophisticated persons” as those terms are defined in Rule 501 of Regulation D promulgated by the SEC or Regulation S thereunder, without the use of any general solicitation or advertising to market or otherwise offer the Warrants for sale. None of the Warrants or the Common Stock underlying such Warrants have been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an exemption from such registration requirements.

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on June 30, 2021 and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Logiq Inc (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq Inc (Delaware) ., a Delaware corporation and AppLogiq;

●	DataLogiq and Logiq Inc (Nevada), a Nevada corporation, business segment;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report and the most recent Form 10-K and Form 10-Q. This quarterly report contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

Recent Corporate Developments

Amendment to Equity Incentive Plan

On April 21, 2021, Logiq, in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, amended and restated its 2020 Equity Incentive Plan to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to the A&R Plan (as defined below), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (y) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the A&R Plan in good faith using any reasonable method of valuation. In addition, the Company amended and restated the form agreements for awards made pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan (the “A&R Plan”) to reflect the foregoing changes.

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

Amendments to Bylaws – Adoption of Majority Voting Policy

On April 21, 2021, the Company’s Board of Directors (the “Board”), in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, approved and adopted a Majority Voting Policy for the election of directors (the “Policy”), which policy effectively alters the manner in which directors are elected under the Company’s Bylaws, and is therefore, subject to shareholder approval. The Company intends to submit a proposal to shareholders to approve the Policy and related changes to the Company’s Bylaws as soon as reasonably practicable.

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

COVID-19 Effect

Due to the unprecedented effect and related impact of Covid-19 pandemic, the Company has experienced a push back from the Company’s resellers and white label distributors from April 2020, for its Platform as a Service pay-to-use subscription basis. The Company is expecting an uncertain outlook in its service revenues, as its operations in South East Asia are currently being disrupted by the continuing impact of Covid-19 pandemic. In particular, our PAY/GOLogiq associate revenues have been reduced as offices and compulsory lock down protocols are being implemented, which are expected to be in force until the majority of the populous have been vaccinated through to the end of calendar year 2021.

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

Results of Operation

Results of Operations for the Three Months ended June 30, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended June 30, 2021 and 2020. The consolidated results include Logiq Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq Inc (Delaware) results include our business segment AppLogiq.

Consolidated Results of Operations

	For the three months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$8,303,987	100.0%	$9,315,060	100.0%	$(1,011,073)	(10.9)%
Cost of revenues (service)	5,855,138	70.5	8,095,406	86.9	(2,240,268)	(27.7)
Gross profit	2,448,849	29.5	1,219,654	13.1	1,229,195	100.8

Depreciation and amortization	1,030,930	12.4	449,625	4.8	581,305	129.3
General and administrative	4,992,775	60.1	1,180,246	12.7	3,812,529	323.0
Sales and marketing	351,992	4.2	99,262	1.1	252,730	254.6
Research and development	1,459,535	17.6	900,844	9.7	558,691	62.0
Total operating expenses	7,835,232	94.4	2,629,977	28.2	5,205,255	197.9
(Loss) from operations	(5,386,383)	(64.9)	(1,410,323)	(15.1)	(3,976,060)	281.9

Other (Expenses)/Income, net	421,189	5.07	(265,223)	(2.85)	686,412	(258.8)
Impairment loss on investment in associate	-	-	-	-	-	-
Net(Loss) before income tax	(4,965,194)	(59.8)	(1,675,546)	(18.0)	(3,289,648)	196.3
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(4,975,635)	(59.9)	(1,675,546)	(18.0)	(3,300,089)	197.0

Logiq (Delaware) included AppLogiq results of operations

	For the three months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$2,843,685	100.0%	$5,653,495	100.0%	$(2,809,810)	(49.7)%
Cost of revenues (service)	1,942,994	68.3	5,000,455	88.4	(3,057,461)	(61.1)
Gross profit	900,691	31.7	653,040	11.6	247,651	37.9

Depreciation and amortization	31,283	1.1	25,484	0.5	5,799	22.8
General and administrative	3,177,095	111.7	200,382	3.5	2,976,713	1,485.5
Sales and marketing	-	-	-	-	-	-
Research and development	1,267,500	44.6	862,500	15.3	405,000	47.0
Total operating expenses	4,475,878	157.4	1,088,366	19.3	3,387,512	311.2
(Loss) from operations	(3,575,187)	(125.7)	(435,326)	(7.7)	(3,139,861)	721.3

Other (Expenses)/Income, net	(75,061)	(3)	(8,973)	(0.16)	(66,088)	736.5
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(3,650,248)	(128.4)	(444,299)	(7.9)	(3,205,949)	721.6
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(3,660,689)	(128.7)	(444,299)	(7.9)	(3,216,390)	723.9

Logiq (Nevada) included DataLogiq results of operations

	For the three months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$5,460,302	100.0%	$3,661,565	100.0%	$1,798,737	49.1%
Cost of revenues (service)	3,912,144	71.6	3,094,951	84.5	817,193	26.4
Gross profit	1,548,158	28.4	566,614	15.5	981,544	173.2

Depreciation and amortization	999,647	18.3	424,141	11.6	575,506	135.7
General and administrative	1,815,680	33.3	979,864	26.8	835,816	85.3
Sales and marketing	351,992	6.4	99,262	2.7	252,730	254.6
Research and development	192,035	3.5	38,344	1.0	153,691	400.8
Total operating expenses	3,359,354	61.5	1,541,611	42.1	1,817,743	117.9
(Loss) from operations	(1,811,196)	(33.2)	(974,997)	(26.6)	(836,199)	85.8

Other (Expenses)/Income, net	496,250	9.09	(256,250)	(7.00)	752,500	(293.7)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,314,946)	(24.1)	(1,231,247)	(33.6)	(83,699)	6.8
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,314,946)	(24.1)	(1,231,247)	(33.6)	(83,699)	6.8

Consolidated Revenue (Service)

Consolidated Revenues were $8,303,987 and $9,315,060 for the three months ended June 30, 2021 and 2020, respectively.

The revenues from our AppLogiq segment (CreateApp platform) decreased to $2,843,685 compared to $5,653,495 for the three months ended June 30, 2021 and 2020, respectively as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform revenues increased to $5,460,302 compared to $3,661,565 for the three months ended June 30, 2021 and 2020, respectively. The increase in revenues is due to a large increase in the data monetization business and the inclusion of revenues from Fixel AI and Rebel AI.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $5,855,138 and $8,095,406 for the three months ended June 30, 2021 and 2020, respectively.

The Cost of revenues of the Company’s CreateAPP platform decreased to $1,942,994 from $5,000,455 for the three months ended June 30, 2021 and 2020 respectively.

Our DataLogiq platform cost of revenue was $3,912,144 compared to $3,094,951 for the three months ended June 30, 2021 and 2020 respectively.

Consolidated Gross Profit

Our consolidated gross margin increased to 29.5% from 13.1% for the three months ended June 30, 2021 and 2020.

Our AppLogiq (CreateApp) platform gross margin increased to 31.7% from 11.6% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin increased to 28.4% from 15.5% for the three months ended June 30, 2021 and 2020 respectively.

There was a loss on change in fair value of ($78,040) on disposal of our financial asset fund for the period.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $4,992,775 and $1,180,246 for the three months ended June 30, 2021 and 2020, respectively.

The Company including AppLogiq’s General and administrative expenses were $3,177,095 and $200,382 for the three months ended June 30, 2021 and 2020, respectively. The increase in the three months ended June 30, 2021 reflects stock compensation costs including $612,500 issued to DataLogiq team members, related legal & professional costs increase due to our uplisting exercise and IR/PR related costs.

Our DataLogiq platform General and administrative expenses were $1,815,680 and $979,864 for the three months ended June 30, 2021 and 2020, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI.

Stock-based compensation

Stock-based compensation expenses for the three months ended June 30, 2021 and 2020 was $1,406,828 and ($258,387), respectively reflecting the Company’s efforts in our uplisting through an initial public offering on NEO exchange in Canada and S-3 shelf registration. The comparative for 2020 includes shares that were cancelled.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $351,992 and $99,262 for the three months ended June 30, 2021 and 2020, respectively. This included our DataLogiq platform Sales and Marketing expenses of $ 351,992 and $99,262 for the three months ended June 30, 2021 and 2020, respectively. The increase reflects increased spending in relation to our general marketing efforts.

Research and Development (R&D)

Consolidated Research and Development expenses were $1,459,535 and $900,844 for the three months ended June 30, 2021 and 2020, respectively.

Our AppLogiq (CreateAPP) platform Research and Development (R&D) expenses were $ 1,267,500 and $862,500 for the three months ended June 30, 2021 and 2020, respectively which included our R&D efforts in PAY/GoLogiq. Our DataLogiq platform Logiq’s Research and Development expenses was $192,035 and $38,344 for the three months ended June 30, 2021 and 2020, respectively. Our increased spending reflects continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended June 30, 2021.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $421,189 and ($265,223) for the three months ended June 30, 2021 and 2020 respectively. Our DataLogiq platform received income of $ 494,353 mainly from the PPP loan forgiveness.

Consolidated Net (Loss) Before Income Tax

The Company reports a Consolidated net loss of ($4,965,194) and ($1,675,546) for the three months ended June 30, 2021 and 2020 respectively.

The Company incorporating our AppLogiq (CreateAPP) platform incurred a net loss of ($3,650,248) and ($ 444,299) for the three months ended June 30, 2021 and 2020, respectively.

Our DataLogiq platform incurred a net loss of ($1,314,946) and ($1,231,247) for the three months ended June 30, 2021 and 2020 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards.

Logiq Inc. (Delaware) including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 49.7% to $2,843,685 from $5,653,495 in the same period in FY2020. Although the reduction was significant, it represents a significant increase in gross profit margins of 31.7% up from 11.6%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $1,942,994 and $5,000,455 for the three months ended June 30, 2021 and 2020, respectively as a result of reduced revenues.

Gross Profit

AppLogiq Gross Profit was $900,691 and $653,040 for the three months ended June 30, 2021 and 2020, respectively. Gross Profit % improved to 31.7% from 11.6% for the three months ended June 30, 2021 and 2020, respectively as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

General and Administrative (G&A)

AppLogiq G&A expenses was $3,177,095 and $200,382 for the three months ended June 30, 2021 and 2020, respectively as a result of stock compensation was $1,406,828 and $(258,387) respectively. The increase in the three months ended June 30, 2021 reflects stock compensation costs including $612,500 issued to DataLogiq team members, related legal & professional costs increase due to preparatory work for uplisting and IR/PR related costs.

Consultancy fees was $771,561 and ($181,108) for the three months ended June 30, 2021 and 2020, respectively.

Legal & professional fees was $395,470 and $60,336 for the three months ended June 30, 2021 and 2020, respectively.

An increase in both Consultancy fees and Legal & professional fees due to uplisting applications on both NEO and NASD exchanges in 2021 and 2020 respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $0 and $0 for the three months ended June 30, 2021 and 2020.

Research and Development (R&D)

AppLogiq Research and Development expense was $1,267,500 and $862,500 for three months ended June 30, 2021 and 2020, respectively.

The lower expense reflects an increase in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended June 30, 2021.

(Loss) from Operations

The Company including our AppLogiq segment posted a loss from operations of $(3,575,187) and $(435,326) for the three months ended June 30, 2021 and 2020, respectively. Our loss arose as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative increase reflects stock compensation costs including $612,500 issued to DataLogiq team members, related legal & professional costs increase due to preparatory work for uplisting on both NEO and NASD exchanges and IR/PR related costs.

Other Income/(Expenses)

AppLogiq there was a loss on change in fair value of ($78,040) on disposal of our financial asset fund for the period.

Logiq Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $3.7 million for the three months ended June 30, 2020 compared to $5.5 million for the same period in 2021, an increase of $1.8 million or 49.1%. The increase in revenues is primarily a result of increasing our focus on the data monetization business.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $3.1 million for the three months ended June 30, 2020 compared to $3.9 million for the same period in 2021, an increase of $0.8 million or 26.4%.

Gross Profit

DataLogiq gross profit was $0.6 million for the three months ended June 30, 2020 compared to $1.5 million for the same period in 2021, an increase of $0.9 million or 173.2%. Gross profit margin was 15.5% for the three months ended June 30, 2020 compared to 28.4% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $424,141 for the three months ended June 30, 2020 compared to $999,647 for the same period in 2021, an increase of $575,506 or 135.7%.

General and administrative

DataLogiq general and administrative expenses were $1.0 million for the three months ended June 30, 2020 compared to $1.8 million for the same period in 2021, an increase of $0.8 million or 85.3%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $99,262 for the three months ended June 30, 2020 compared to $351,992 for the same period in 2021, an increase of $252,730 or 254.6%. The increase is primarily due to the increased incentive compensation for our sales teams and the inclusion of Fixel’s sales and marketing costs.

Research and development

DataLogiq research and development expenses were $38,344 for the three months ended June 30, 2020 compared to $192,035 for the same period in 2021, an increase of $153,691 or 400.8%. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition Fixel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(1,811,196) for the three months ended June 30, 2021 compared to $(974,997) for the same period in 2020.

Other Income/(Expenses)

In the three months ended June 30, 2021, DataLogiq received income of $ 494,353 mainly from the PPP loan forgiveness.

Results of Operations for the Six Months ended June 30, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the six months ended June 30, 2021 and 2020. The consolidated results include Logiq Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq Inc (Delaware) results include our business segment AppLogiq.

Consolidated Results of Operations

	For the six months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$16,384,299	100.0%	$24,296,454	100.0%	$(7,912,155)	(32.6)%
Cost of revenues (service)	11,709,194	71.5	20,431,668	84.1	(8,722,474)	(42.7)
Gross profit	4,675,105	28.5	3,864,786	15.9	810,319	21.0

Depreciation and amortization	1,720,276	10.5	899,249	3.7	821,027	91.3
General and administrative	9,137,139	55.8	4,382,288	18.0	4,754,851	108.5
Sales and marketing	721,253	4.4	152,277	0.6	568,976	373.6
Research and development	2,562,672	15.6	2,658,195	10.9	(95,523)	(3.6)
Total operating expenses	14,141,340	86.3	8,092,009	33.3	6,049,331	74.8
(Loss) from operations	(9,466,235)	(57.8)	(4,227,223)	(17.4)	(5,239,012)	123.9

Other (Expenses)/Income, net	419,292	2.56	(261,415)	(1.08)	680,707	(260.4)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(9,046,943)	(55.2)	(4,488,638)	(18.5)	(4,558,305)	101.6
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(9,057,384)	(55.3)	(4,488,638)	(18.5)	(4,568,746)	101.8

Logiq (Delaware) including AppLogiq results of operations

	For the six months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$5,284,813	100.0%	$17,439,238	100.0%	$(12,154,425)	(69.7)%
Cost of revenues (service)	3,649,159	69.0	14,694,238	84.3	(11,045,079)	(75.2)
Gross profit	1,635,654	31.0	2,745,000	15.7	(1,109,346)	(40.4)

Depreciation and amortization	62,567	1.2	50,967	0.3	11,600	22.8
General and administrative	5,715,201	108.1	2,354,218	13.5	3,360,983	142.8
Sales and marketing	69,750	1.3	-	-	69,750	100.0
Research and development	2,192,500	41.5	2,544,000	14.6	(351,500)	(13.8)
Total operating expenses	8,040,018	152.1	4,949,185	28.4	3,090,833	62.5
(Loss) from operations	(6,404,364)	(121.2)	(2,204,185)	(12.6)	(4,200,179)	190.6

Other (Expenses)/Income, net	(75,061)	(1)	(5,821)	(0.03)	(69,240)	1,189.5
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(6,479,425)	(122.6)	(2,210,006)	(12.7)	(4,269,419)	193.2
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(6,489,866)	(122.8)	(2,210,006)	(12.7)	(4,279,860)	193.7

Logiq (Nevada) including DataLogiq results of operations

	For the six months ended
	June 30, 2021		June 30, 2020		Change
Revenue (service)	$11,099,486	100.0%	$6,857,216	100.0%	$4,242,270	61.9%
Cost of revenues (service)	8,060,035	72.6	5,737,430	83.7	2,322,605	40.5
Gross profit	3,039,451	27.4	1,119,786	16.3	1,919,665	171.4

Depreciation and amortization	1,657,709	14.9	848,282	12.4	809,427	95.4
General and administrative	3,421,938	30.8	2,028,070	29.6	1,393,868	68.7
Sales and marketing	651,503	5.9	152,277	2.2	499,226	327.8
Research and development	370,172	3.3	114,195	1.7	255,977	224.2
Total operating expenses	6,101,322	55.0	3,142,824	45.8	2,958,498	94.1
(Loss) from operations	(3,061,871)	(27.6)	(2,023,039)	(29.5)	(1,038,832)	51.4

Other (Expenses)/Income, net	494,353	4.45	(255,594)	(3.73)	749,947	(293.4)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,567,518)	(23.1)	(2,278,633)	(33.2)	(288,885)	12.7
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,567,518)	(23.1)	(2,278,633)	(33.2)	(288,885)	12.7

Consolidated Revenue (Service)

Consolidated Revenues were $16,384,299 and $24,296,454 for the six months ended June 30, 2021 and 2020, respectively.

The revenues from the our AppLogiq segment (CreateAPP platform) decreased to $5,284,813 compared to $17,439,238 for the six months ended June 30, 2021 and 2020, respectively as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers and impact of Covid.

Our DataLogiq platform revenues increased to $11,099,486 compared to $6,857,216 for the six months ended June 30, 2021 and 2020, respectively. The six months ended June 30, 2021 included the revenues from Fixel AI and Rebel AI of $98,847 and $16,984 respectively.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $11,709,194 and $20,431,668 for the six months ended June 30, 2021 and 2020, respectively.

The Cost of revenues of the Company’s CreateAPP platform decreased to $3,649,159 from $14,694,238 for the six months ended June 30, 2021 and 2020 respectively.

Our DataLogiq platform cost of revenue was $8,060,035 compared to $5,737,430 for the six months ended June 30, 2021 and 2020 respectively.

Consolidated Gross Profit

Our consolidated gross margin increased to 28.5% from 15.9% for the six months ended June 30, 2021 and 2020.

Our AqqLogiq (CreateAPP) platform gross margin increased to 31.0% from 15.7% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin increased to 27.4% from 16.3% for the six months ended June 30, 2021 and 2020 respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $9,137,139 and $4,382,288 for the six months ended June 30, 2021 and 2020, respectively.

The Company including AppLogiq General and administrative expenses were $5,715,201 and $2,354,218 for the six months ended June 30, 2021 and 2020, respectively. The increase in the six months ended June 30, 2021 reflects stock compensation costs including $612,500 issued to DataLogiq team members, related legal& professional costs increase due to preparatory work for uplisting on both NEO and NASD exchanges and IR/PR related costs.

Our DataLogiq platform General and administrative expenses were $3,421,938 and $2,028,070 for the six months ended June 30, 2021 and 2020, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI General and administrative expenses of $ 216,066 and $ 295,215 respectively.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2021 and 2020 was $2,932,731 and $409,899, respectively reflecting the Company’s efforts in our uplisting through an initial public offering exercise and S-3 shelf registration.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $721,253 and $152,277 for the six months ended June 30, 2021 and 2020, respectively. This includes our DataLogiq platform Sales and Marketing expenses of $651,503 and $152,277 for the six months ended June 30, 2021 and 2020, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $2,562,672 and $2,658,195 for the six months ended June 30, 2021 and 2020, respectively.

Our AppLogiq (CreateAPP) platform Research and Development (R&D) expenses were $2,192,500 and $2,544,000 for the six months ended June 30, 2021 and 2020, respectively. AppLogiq continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended June 30, 2021.

Our DataLogiq platform Research and Development (R&D) expenses were $370,172 and $114,195 for the six months ended June 30, 2021 and 2020, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $419,292 and ($261,415) for the six months ended June 30, 2021 and 2020 respectively. The increase in from our DataLogiq platform received income of $ 494,353 mainly from the PPP loan forgiveness.

There was a loss on change in fair value of ($78,040) on disposal of this fund for the period.

Consolidated Net (Loss) Before Income Tax

The Company reports a Consolidated net loss of ($9,046,943) and ($4,488,638) for the six months ended June 30, 2021 and 2020 respectively.

The Company incorporating our AppLogiq (CreateAPP) platform incurred a net loss of ($6,479,425) and ($ 2,210,006) for the six months ended June 30, 2021 and 2020, respectively.

Our DataLogiq platform incurred a net loss of ($2,567,518) and ($2,278,633) for the six months ended June 30, 2021 and 2020 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards.

Logiq Inc. (Delaware) including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 69.7% to $5,284,813 from $17,439,238 in the same period in FY2020. Although the reduction was significant, it represents a significant increase in gross profit margins of 31.0% up from 15.7%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $3,649,159 and $14,694,238 for the six months ended June 30, 2021 and 2020, respectively as a result of reduced revenues.

Gross Profit

AppLogiq Gross Profit was $1,635,654 and $2,745,000 for the six months ended June 30, 2021 and 2020, respectively. Gross Profit % improved to 31.0% from 15.7% for the six months ended June 30, 2021 and 2020, respectively as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

General and Administrative (G&A)

AppLogiq G&A expenses was $5,715,201 and $2,354,218 for the six months ended June 30, 2021 and 2020, respectively as a result of the stock compensation was $2,932,732 and $409,899 for the same period. The increase in the six months ended June 30, 2021 reflects stock compensation costs including $612,500 issued to DataLogiq team members, related legal & professional costs increase due to preparatory work for uplisting on both NEO and NASD exchanges and IR/PR related costs.

Consultancy fees was $1,720,785 and $768,335 for the six months ended June 30, 2021 and 2020, respectively.

Legal & professional fees was $627,058 and $242,454 for the six months ended June 30, 2021 and 2020, respectively.

An increase in both Consultancy fees and Legal & professional fees due to uplisting applications on both NEO and NASD exchanges in 2021 and 2020 respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $69,750 and $0 for the six months ended June 30, 2021 and 2020, respectively as a result of engaging in market awareness campaigns.

Research and Development (R&D)

AppLogiq Research and Development expense was $2,192,500 and $2,544,000 for six months ended June 30, 2021 and 2020, respectively.

The lower expense reflects a decrease in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the six months ended June 30, 2021.

(Loss) from Operations

AppLogiq and the Company posted a loss from operations of $(6,404,364) and $(2,204,185) for the six months ended June 30, 2021 and 2020, respectively. Our loss arose as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative increased due to legal and compliance costs relating to our uplisting application through an initial public offering on NEO exchange and the addition of head office team members.

Other Income/(Expenses)

AppLogiq there was a loss on change in fair value of ($78,040) on disposal of our financial asset fund for the period.

Logiq Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $6.9 million for the six months ended June 30, 2020 compared to $11.1 million for the same period in 2021, an increase of $4.2 million or 61.9%. The increase in revenues is primarily a result of increasing our focus on the data monetization business.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $5.7 million for the six months ended June 30, 2020 compared to $8.1 million for the same period in 2021, an increase of $2.4 million or 40.5%.

Gross Profit

DataLogiq gross profit was $1.1 million for the six months ended June 30, 2020 compared to $3.0 million for the same period in 2021, an increase of $1.9 million or 171.4%. Gross profit margin was 16.3% for the six months ended June 30, 2020 compared to 27.4% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $848,282 for the six months ended June 30, 2020 compared to $1,657,709 for the same period in 2021, an increase of $809,427 or 95.4%.

General and administrative

DataLogiq general and administrative expenses were $2.0 million for the six months ended June 30, 2020 compared to $3.4 million for the same period in 2021, an increase of $1.4 million or 68.7%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $152,277 for the six months ended June 30, 2020 compared to $651,503 for the same period in 2021, an increase of $499,226 or 327.8%. The increase is primarily due to the increased incentive compensation for our sales teams and the inclusion of Fixel’s sales and marketing costs.

Research and development

DataLogiq research and development expenses were $114,195 for the six months ended June 30, 2020 compared to $370,172 for the same period in 2021, an increase of $255,977 or 224.2%. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition Fixel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(3,061,871) for the six months ended June 30, 2021 compared to $(2,023,039) for the same period in 2020.

Other Income/(Expenses)

In the six months ended June 30, 2021, DataLogiq received income of $ 494,353 mainly from the PPP loan forgiveness.

Liquidity and Capital Resources

During the six month period ended June 30, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, (iii) the March 2021 sales of 100,000 shares of the Company’s common stock for gross proceeds of approximately $500,000, (iv) the April 2021 sale of 429,000 shares of the Company’s common stock for gross proceeds of approximately $1,774,691 before deducting offering expenses, and (v) the June 2021 sale of 1,976,434 Units in connection with the Company’s Offering in Canada for gross proceeds of approximately $4,742,303 before deducting offering expenses.

Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, vendors, and customers.

One way that COVID-19 has directly affected our operations is that some of the Company’s resellers and white label distributors located in South East Asia have been impacted by the COVID-19 pandemic. In particular, PAY/GoLogiq associate revenues have been reduced as offices and compulsory lock down protocols are still being implemented in these regions, and the Company’s management expects that such measures will be in force until the majority of the populous have been vaccinated through to the end of calendar year 2021.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in the usage of our products and services in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, vendors, distributors, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Although the Company’s revenue growth during the six months period ended June 30, 2021 and the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of a shift of targeting high margin end customer segment compared to low margin high volume white label resellers, and implementing cost containment measures.

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

As of June 30, 2021, we currently have budgeted capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back without penalty as required.

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

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the six months June 30,
Cash flows:	2021	2020
Net cash (used in) operating activities	$(7,341,252)	$(3,850,885)
Net cash (used in) provided by investment activities	$(303,682)	$2,831,935
Net cash provided by financing activities	$9,942,895	$1,906,084

Operating Activities

During the six months ended June 30, 2021, (loss) from operations used $(9,466,235), compared to $(4,227,223) for the six months ended June 30, 2020. Our net (loss) for the six months ended June 30, 2021 increased to $(9,057,384) and $(4,488,638) respectively compared to the same period last year. Depreciation and amortization increased to $1,720,276 and $899,249 respectively compared to the same period last year as a result of acquisitions of Fixel AI and Rebel AI. Movement in changes in operating assets and liabilities was $(7,341,252) and $(3,850,885) as a result of increase in accounts receivable, accounts payable and accrued liabilities in our DataLogiq segment. Accrued liabilities in our AppLogiq segment increased in the six months ended June 30, 2021 as a result of an increase in professional fees as compared to the same period last year due to the acquisition of the DataLogiq segment and its subsidiaries.

Investing Activities

During the six months ended June 30, 2021, we did use cash $(303,682) for investing activities in the Company’s financial asset investment portfolio based and managed in the US, compared to $2,831,935 during the six months ended June 30, 2020. The investment is reduced as a result of the funding requirements of the Company in six months ended June 30, 2021 compared to same period in 2020.

Financing Activities

During the six months ended June 30, 2021, we generated $9,942,895 from financing activities, compared to $1,906,084 for the six months ended June 30, 2020, primarily from the proceeds from the sale of common stock.

We estimate that based on current plans, assumptions and fund raising plans, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our budgeted capital expenditures, which are capable of being scaled back without penalty, under our present operating expectations. Based on the foregoing, we have sufficient working capital to fund our existing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

The three (3) same customers accounted for 13.05%, 9.23% and 7.99% of net sales for fiscal year 2019. The three (3) same customers accounted for 16.43%, 6.15% and 5.38% of net sales for fiscal year 2018. The three (3) same customers accounted for 14.78%, 7.18% and 5.34% of net sales for fiscal year 2017. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

However, with the new business segment of DataLogiq, on a consolidated revenue basis, there is no significant customer concentration in the three months ended June 30, 2021 and the same period in 2020.

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

Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, vendors, and customers.

One way that COVID-19 has directly affected our operations is that some of the Company’s resellers and white label distributors located in South East Asia have been impacted by the COVID-19 pandemic. In particular, PAY/GoLogiq associate revenues have been reduced as offices and compulsory lock down protocols are still being implemented in these regions, and the Company’s management expects that such measures will be in force until the majority of the populous have been vaccinated through to the end of calendar year 2021.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in the usage of our products and services in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, vendors, distributors, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Although the Company’s revenue growth during the six months period ended June 30, 2021 and the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of a shift of targeting high margin end customer segment compared to low margin high volume white label resellers, and implementing cost containment measures.

We are subject to risks associated with the operation of a global business.

We derive a significant portion of our total revenue from our operations in international markets. During the three months ended June 30, 2021 and the same period in 2020, 30.2% and 78.7% respectively of our total revenue was derived from our international operations. For the years ended December 31, 2019, 2018, and 2017, 100%, of our total revenue was derived from our international operations. In the year ended December 31, 2020, 57% was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

As a public company with common stock quoted on OTCQX and the NEO Exchange in Canada, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, rules adopted by the SEC, and Canadian securities legislation may result in increased general and administrative expenses and a diversion of management’s time and attention as we respond to new requirements.

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

The market price of our Common Shares could decline as a result of substantial sales of our Common Shares (particularly sales by our directors, executive officers and significant stockholders), a large number of Common Shares becoming available for sale or the perception in the market that holders of a large number of Common Shares intend to sell. Moreover, we may enter into agreements with certain holders of our Common Shares which could give such holders certain rights, subject to some conditions, to require us to file Canadian prospectus or U.S. registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

As of August 13, 2021, we have 22,598,153 (post-reverse split) shares of our common stock outstanding.

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

The Company’s activities in foreign jurisdictions could be substantially affected by factors beyond its control, any of which could have a material adverse effect on the Company

The Company’s operations in foreign jurisdictions may be adversely affected by changes in foreign government policies and legislation, including corporate law, or social instability, and other factors which are not within the Company’s control. In addition, in the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where the Company conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts, or may not be successful in subjecting foreign persons to the jurisdictions of the courts of Canada or the U.S., or enforcing Canadian or U.S. judgments in such other jurisdictions. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond its control, any of which could have a material adverse effect on the Company.

The Company is subject to various risks and requirements associated with transacting business in many countries

The Company’s international operations expose it to trade and economic sanctions, export controls and other restrictions imposed by the United States or other governments or organizations. For example, the U.S. Departments of Justice, Commerce, State and Treasury and other U.S. federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act, and other U.S. federal statutes and regulations. Under these laws and regulations, the United States government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs and may subject the Company to fines, penalties and other sanctions. A violation of any of these laws or regulations could materially and adversely impact its business, operating results, and financial condition. Furthermore, the Company’s personnel could engage in unauthorized conduct for which the Company may be held responsible. Violations of such laws and regulations may result in severe criminal or civil sanctions and the Company may be subject to other liabilities, which could materially and adversely affect its financial results.

The Company’s ability to operate in some countries could be restricted by foreign regulations and controls on investments

Many countries restrict, or in the future might restrict, foreign investments in a manner adverse to the Company. These restrictions and controls may in the future restrict or preclude the Company’s investment in joint ventures or the acquisition of businesses in certain jurisdictions or may increase the cost to the Company of entering into such transactions. Various governments, particularly in the Asia/Pacific region, require governmental approval before foreign persons may make investments in domestic businesses and also limit the extent of any such investments. Furthermore, various governments may reserve the right to approve the repatriation of capital by, or the payment of dividends to, foreign investors. Restrictive policies regarding foreign investments may increase the Company’s costs of pursuing growth opportunities in foreign jurisdictions, which could materially and adversely affect the Company’s financial results.

Difficulty in enforcement of judgements

All of our subsidiaries and the majority of our assets are located outside of Canada. Accordingly, it may be difficult for investors to enforce within Canada any judgments obtained against the Company, including judgments predicated upon the civil liability provisions of applicable Canadian securities laws. Consequently, investors may be effectively prevented from pursuing remedies against the Company under Canadian securities laws or otherwise.

The Company’s business and the business of its subsidiaries is conducted outside of Canada. All of the Company’s directors and officers reside outside of Canada and substantially all of the assets of these persons are located outside of Canada. It may not be possible for shareholders to effect service of process against the Company’s directors and officers who are not resident in Canada. In the event a judgment is obtained in a Canadian court against one or more of our directors or officers for violations of Canadian securities laws or otherwise, it may not be possible to enforce such judgment against those directors and officers not resident in Canada. Additionally, it may be difficult for an investor, or any other person or entity, to assert Canadian securities law claims or otherwise in original actions instituted in foreign jurisdictions. Courts in these jurisdictions may refuse to hear a claim based on a violation of Canadian securities laws or otherwise on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the local law, and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign law

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2021, the Company issued 1,032,056 shares of the Company’s common stock in connection with its acquisition of Rebel.

During the six months ended June 30, 2021, a total of 1,919,955 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received, and 3,759,017 shares with par value of $0.0001 per share were issued to various stockholders and 1,976,434 shares with par value of $0.0001 per share were issued to various stockholders of the IPO on NEO Exchange in Canada on June 21, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation, filed November 18, 2004	10-K	000-51815	3.1	March 31, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007	10-K	000-51815	3.2	March 31, 2021
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011	10-K	000-51815	3.3	March 31, 2021
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013	10-K	000-51815	3.4	March 31, 2021
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013	10-K	000-51815	3.5	March 31, 2021
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013	10-K	000-51815	3.6	March 31, 2021
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013	10-K	000-51815	3.7	March 31, 2021
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013	10-K	000-51815	3.8	March 31, 2021
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015	10-K	000-51815	3.9	March 31, 2021
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020	10-K	000-51815	3.10	March 31, 2021
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020	10-K	000-51815	3.11	March 31, 2021
3.12	Bylaws	SB-2	333-128399	3.2	September 19, 2005
10.1 †	Logiq, Inc. Amended and Restated 2020 Equity Incentive Plan and related form agreements	8-K	000-51815	10.1	April 27, 2021
10.2	Form of Stock Purchase Agreement	8-K	000-51815	10.1	April 16, 2021
10.3	Agency Agreement, dated June 9, 2021	8-K	000-51815	1.1	June 15, 2021
10.4	Form of Warrant Indenture, dated June 21, 2021	8-K	000-51815	4.1	June 21, 2021
10.5	Amendment No. 1 to Agreement and Plan of Merger, dated June 30, 2021	8-K	000-51815	2.1	June 30, 2021
10.6	Form of Stock Purchase Agreement	8-K	000-51815	10.1	August 6, 2021
10.7	Form of Warrant to Purchase Common Stock	8-K	000-51815	10.2	August 6, 2021
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS**	Inline XBRL Instance Document					X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: August 16, 2021	By:	/s/ Tom Furukawa
Tom Furukawa Chief Executive Officer, Principal Executive Officer

By:	/s/ Brent Suen
Brent Suen Chairman, President, Principal Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer