Form 10-Q
period 2021-09-30
LOGIQ, INC.
filed 2021-11-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, the issuer had 26,350,756 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	September 30	December 31
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	15,814,398	11,736,540
Property and equipment, net	167,700	178,561
Goodwill	5,577,926	5,078,090
Total non-current assets	21,560,024	16,993,191

Current assets
Amount due from associate	6,952,700	5,673,700
Accounts receivable	3,148,244	2,618,494
Right to use assets - operating lease	91,571	364,234
Prepayment, deposit and other receivables	969,769	206,443
Financial assets held for resale	681	594,263
Restricted cash	21,682	10,889
Cash and cash equivalents	5,340,480	3,478,889
Total current assets	16,525,127	12,946,912
Total assets	$38,085,151	$29,940,103

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	2,181,496	1,009,204
Accruals and other payables	1,438,993	1,110,732
Deferred revenue	14,198	46,857
Lease liability - operating lease	91,571	364,234
Convertible promissory notes	-	2,911,000
Amount due to director	-	77,500
Total current liabilities	3,726,258	5,519,527

Non-Current Liabilities
Other loan	10,000	10,000
Notes payable	-	507,068
Total non-current liabilities	10,000	517,068
Total liabilities	$3,736,258	$6,036,595

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 26,244,715 and 15,557,439 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively*	2,624	1,556
Additional paid-in capital	82,439,706	66,739,895
Capital reserves	28,860,684	19,285,383
Accumulated deficit brought forward	(76,954,121)	(62,123,326)
Total stockholder’s equity	34,348,893	23,903,508
Total liabilities and stockholders’ equity	$38,085,151	$29,940,103

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statement of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$7,826,249	$7,030,305	$24,210,548	$31,326,759
Cost of Service	5,520,862	5,919,848	17,230,056	26,351,514
Gross Profit	2,305,387	1,110,457	6,980,492	4,975,245

Operating Expenses
Depreciation and amortization	1,030,932	455,424	2,751,208	1,354,674
General and administrative	5,159,813	1,968,763	14,296,952	6,346,531
Sales and marketing	477,226	544,970	1,198,479	697,190
Research and development	1,447,567	1,018,389	4,010,239	3,681,162
Total Operating Expenses	8,115,538	3,987,546	22,256,878	12,079,557

(Loss) from Operations	(5,810,151)	(2,877,089)	(15,276,386)	(7,104,312)

Other (Expenses)/Income, net	36,740	(1,460)	456,032	(262,876)

Net (Loss) before income tax	(5,773,411)	(2,878,549)	(14,820,354)	(7,367,188)
Income tax (Corporate tax)	-	-	(10,441)	-
Net (Loss)	$(5,773,411)	$(2,878,549)	$(14,830,795)	$(7,367,188)

Net (Loss) profit per common share - basic and fully diluted:	(0.2471)	(0.2257)	(0.7623)	(0.6037)

Weighted average number of basic and fully diluted common shares outstanding*	23,365,486	12,753,230	19,455,335	12,203,769

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30
	2021	2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(14,830,795)	$(7,367,188)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	39,097	34,924
Amortization of intangible assets	2,712,111	1,319,750
PPP Loan forgiveness	(507,068)	-
Changes in operating assets and liabilities:
Accounts receivable	(529,750)	(858,799)
Intangible assets	-	(116,000)
Prepayments, deposit and other receivables	(763,326)	1,531,900
Accounts payable	1,172,292	594,219
Accruals and payables	328,258	195,025
Deferred revenue	(32,659)	-
Net cash (used in) operating activities	(12,411,838)	(4,666,169)

INVESTING ACTIVITIES:
Increase in amount due from associate	(1,279,000)	(2,198,000)
Financial assets held for resale	593,582	1,733,949
Net restricted cash acquired in acquisitions	7,736	1,599,572
Net cash provided by (used in) investing activities	(677,682)	1,135,521

FINANCING ACTIVITIES:
Repayment of bank loan	-	(500,000)
Borrowings under long term loan	-	10,000
Proceeds from Convertible bond	-	2,911,000
Proceeds from notes payable-US government CARES Act	-	503,700
Proceeds from shares to be issued	-	2,235,184
Proceeds from stock issuance, net of expenses	11,051,120	245,399
Proceeds from stock issuance from IPO, net of expenses	3,910,784	-
Net cash provided by (used in) financing activities	14,961,904	5,405,283

INCREASE IN CASH AND CASH EQUIVALENTS	1,872,384	1,874,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,489,778	2,972,649

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$5,362,162	$4,847,284

NON-CASH TRANSACTION
Issuance of shares for services received	$3,501,236	$309,580

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

	Common stock*	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-	-	1,420,413
Issuance of shares for acquisitions	1,032,056	103	-	6,192,336	-	6,192,439
Issuance of shares for services	998,955	100	1,525,904	-	-	1,526,004
Cancelation of shares	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(4,081,749)	(4,081,749)
Balance March 31, 2021	17,826,644	$1,783	$69,686,188	$25,477,719	$(66,205,075)	$28,960,615
Issuance of shares for proceeds	2,488,767	249	3,851,650	-	-	3,851,899
Issuance of shares for acquisitions	-	-	-	1,126,331	-	1,126,331
Issuance of shares for services	921,000	92	1,406,828	-	-	1,406,920
Net loss for the period	-	-	-	-	(4,975,635)	(4,975,635)
Balance June 30, 2021	21,236,411	$2,124	$74,944,666	$26,604,050	$(71,180,710)	$30,370,130
Issuance of shares for proceeds	2,864,147	286	4,015,256	-	-	4,015,542
Cancellation of shares for proceeds	(90,000)	(9)	-	-	-	(9)
Issuance of shares for acquisitions	-	-	-	2,256,634	-	2,256,634
Issuance of shares for services	1,211,384	121	1,850,389	-	-	1,850,510
Cancellation of shares for service	(839,204)	(84)	(1,281,605)	-	-	(1,281,689)
Issuance of shares for convertible note	3,721,745	372	2,911,000	-	-	2,911,372
Cancellation of shares for convertible note	(1,859,768)	(186)	-	-	-	(186)
Net loss for the period	-	-	-	-	(5,773,411)	(5,773,411)
Balance September 30, 2021	26,244,715	$2,624	$82,439,706	$28,860,684	$(76,954,121)	$34,348,893

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

	Common stock*	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	(10,274)	10,274
Issuance of shares for proceeds	607,812	790	(790)	-	-	-
Issuance of shares for acquisitions	2,747,201	3,571	-	14,282,143	-	14,285,714
Issuance of shares for services	437,503	569	667,717	-	-	668,286
Cancelation of shares	(589)	(1)	1	-	-	-
Net loss for the period	-	-	-	-	(2,813,092)	(2,813,092)
Balance March 31, 2020	12,353,630	$5,785	$58,735,320	$14,282,143	$(50,426,749)	$22,596,499
Issuance of shares for proceeds	11,500	15	(180)	-	-	(165)
Issuance of shares for services	127,000	165	(258,387)	-	-	(258,222)
Cancelation of shares	(296,157)	(385)	385	-	-	-
Net loss for the period	-	-	-	-	(1,675,546)	(1,675,546)
Balance June 30, 2020	12,195,973	$5,580	$58,477,138	$14,282,143	$(52,102,295)	$20,662,566
Issuance of shares for proceeds	1,075,057	1,397	(1,452)	-	-	(55)
Issuance of shares for services	42,018	55	(164,501)	-	-	(164,446)
Cancelation of shares	(107,693)	(140)	140	-	-	-
Net loss for the period	-	-	-	-	(2,878,549)	(2,878,549)
Balance September 30, 2020	13,205,355	$6,891	$58,311,325	$14,282,143	$(54,980,844)	$17,619,516

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

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

Business Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, “AppLogiq” (operated as CreateApp), which allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq”, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

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

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite.

●	On June 21, 2021, the Company completed the IPO offering of 1,976,434 units of its securities, consisting of shares common stock and warrants to purchase shares of common stock, on the NEO exchange in Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc (Delaware) and its wholly owned material operating subsidiaries, Logiq, Inc (Nevada), Fixel AI Inc. (Delaware), and Rebel AI Inc. (Delaware) Material intercompany balances and transactions have been eliminated on consolidation.

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

The Company has two operating business segments:

AppLogiq marketed as CreateApp platform, acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a PaaS basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business; and

DataLogiq is a business segment created in January 2020 from our acquisition of the assets of Push Holdings, Inc., comprising a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands by Fixel AI Inc. and Rebel AI Inc. DataLogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer.

We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the two reportable segment e-commerce solutions and service providers. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision-making group, does not use assets as a basis to evaluate a segment’s performance.

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended September 30, 2021 and 2020.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the nine months ended September 30, 2021 and 2020 amounted to $2,712,111 and $1,319,750, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-life assets into: (i) computer and office equipment, (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite – life intangible assets.

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

The Company measures certain financial assets at fair value on a recurring basis, including the available-for-sale debt securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board (“FASB”) that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

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

The Company leases its offices, which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of September 30, 2021.

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

As of September 30, 2021 and 2020, the allowance for bad debt was approximately $54,619 and $54,619, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of twelve months or less and are readily convertible to known amounts of cash.

EARNINGS PER SHARE

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period, while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

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

REVENUE RECOGNITION

The Company generates revenue from its two primary segments: AppLogiq and DataLogiq:

The Company’s AppLogiq PaaS provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user use of our platform on a white label basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On October 2, 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The ASU adds SEC paragraphs to the new revenue and leases sections of the Codification on the announcement the SEC Observer made at the 20 July 2017 Emerging Issues Task Force (“EITF”) meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The ASU also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity, and 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – INTANGIBLE ASSETS, NET

As of September 30, 2021, and 2020, the Company has the following amounts related to intangible assets:

	Logiq (Delaware)	DataLogiq	Total

Cost as of January 1, 2021	$1,885,330	$12,928,422	$14,813,752
Additions	$-	$6,789,969	$6,789,969
Cost as of September 30, 2021	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2021	$1,271,265	$1,805,947	$3,077,212
Charge for the period	$93,850	$2,618,261	$2,712,111
Accumulated depreciation as of September 30, 2021	$1,365,115	$4,424,208	$5,789,323

Net intangible assets as of September 30, 2021	$520,215	$15,294,183	$15,814,398

Net intangible assets as of December 31, 2020	$614,065	$11,122,475	$11,736,540

Additions during the period comprise the acquisitions of intangible assets of Push, Fixel and Rebel AI, as disclosed in Note 20 below.

Amortization expense related to intangible assets for the three months ended September 30, 2021 and 2020 amounted to $1,017,204 and $443,782, respectively.

Amortization expense related to intangible assets for the nine months ended September 30, 2021 and 2020 amounted to $2,712,111 and $1,319,750, respectively

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of September 30, 2021 in the next five fiscal years and thereafter is as follows:

Remaining of 2021	$1,017,203
2022	4,068,811
2023	4,068,811
2024	4,068,811
2025 and thereafter	2,590,762
$15,814,398

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2021, and 2020, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2021	$165,957	$59,169	$225,126
Additions	$-	28,236	$28,236
Cost as of September 30, 2021	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2021	$33,635	$12,930	$46,565
Charge for the period	$25,227	$13,709	$39,097
Accumulated depreciation as of September 30, 2021	$58,862	$26,800	$85,662

Net property and equipment as of September 30, 2021	$107,095	$60,605	$167,700

Net property and equipment as of December 31, 2020	$132,322	$46,239	$178,561

Depreciation expense for the three months ended September 30, 2021 and 2020 amounted to $13,729 and $11,642, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $39,097 and $34,924, respectively.

NOTE 5 – GOODWILL

	September 30,	December 31,
	2021	2020

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	-
Total	5,577,926	5,078,090

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,078,090

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings, Inc., Fixel and Rebel.

The recoverable amount of Push is determined based on external valuation performed by a third-party valuation firm on March 20, 2020, as updated to December 31, 2020.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings, Inc.’s Consolidated Balance Sheet as of January 8, 2020, Fixel AI Inc.’s Consolidated Balance Sheet as of November 2, 2020 and Rebel AI Inc.’s Consolidated Balance Sheet as of March 29, 2021.

NOTE 6 – ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2021	2020

Accounts receivable - gross	$3,202,863	$2,673,113
Allowance for doubtful debts	(54,619)	(54,619)
Accounts receivable - net	3,148,244	2,618,494

Movement in allowance for doubtful debts

Balance as at beginning of period	$54,619	$54,619
Provision for bad debts	-	60,324
Reversal of the provision	-	(60,324)
Balance at end of period	54,619	54,619

Age of Impaired trade receivables

Current	$2,080,362	66.1%
1 - 30 days	630,468	20.0%
31 - 60 days	172,159	5.5%
61-90 days	204,507	6.5%
91 and over	60,748	1.9%
Total	3,148,244	100.0%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As at September 30, 2021		As at December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Held-for-trading investments	$681	$-	$594,263	$-

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

NOTE 8 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP”), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date. In April 2019, the Company completed the distribution as a dividend in specie, to the Company’s shareholders of record at October 12, 2018 of 49% equity interest in WIP to Weyland AtoZPay Inc. and now holds an equitable interest of 31% in WIP.

The results of operations under brand name PAY/GOLogiq of WIP from April 23, 2018 to September 30, 2020 has not been included as the amount had been fully impaired.

The Company held a 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of September 30, 2021.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of September 30,	As of December 31,
	2021	2020

Deposit	$390,000	$60,000
Other receivables	-	1,876
Prepayments	579,769	144,567
	$969,769	$206,443

NOTE 11 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of September 30,	As of December 31,
	2021	2020

Accruals	$1,438,993	$910,325
Other payables	-	200,407
	$1,438,993	$1,110,732

NOTE 12 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the nine months ended September 30, 2021 and 2020, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 21%, respectively.

	As of September 30, 2021	As of September 30, 2020
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DataLogiq business segment (Logiq, Inc. (Nevada) formerly known as Origin8, Inc.)

As of September 30, 2021, the Company does not have any deferred tax asset.

NOTE 13 – NOTES PAYABLE

On April 24, 2020, the Company’s subsidiary Logiq, Inc. (Nevada), formerly known as Origin8, Inc., received loan proceeds in the amount of $503,700 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, Logiq, Inc. (Nevada) was eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness was to be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. Logiq, Inc. (Nevada) used the proceeds of its PPP Loan for Qualifying Expenses.

On May 20, 2021, the PPP Loan of $503,700 was fully forgiven by the Small Business Administration of the CARES Act.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES

From April to August 20, 2020, the Company entered into convertible promissory notes issued to various investors (the “2020 Notes”), whereby the Company borrowed an aggregate of $2,911,000. Proceeds received by the Company were in consideration for convertible promissory notes issued to the investors. The maturity date is July 20, 2021 and interest accrues at 10% per annum throughout the term of the 2020 Notes.

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

Contingent Conversion Upon a Qualifying Event –Effective upon closing a Qualifying Event, as defined above, the 2020 Notes will automatically be converted into common stock at a conversion price of $2.50 per share. In the event there is no Qualifying Event prior to Maturity Date, the Note holders would have the right either to be paid back principal with interest or to convert the outstanding principal and accrued interest at a conversion price of $1.20.

One September 1, 2021, with the exception of two convertible promissory notes issued amounting to principal of $30,000, all holders of the 2020 Notes converted their notes into an aggregate of 1,169,652 shares issued as additional paid in capital following the qualifying conversion date of July 17, 2021.

NOTE 15 – STOCKHOLDERS’ EQUITY

Common Stock

On February 25, 2020, the Company filed a certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of approximately 1-for-13 (the “Reverse Stock Split”).

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

The Reverse Stock Split did not change the Company’s authorized number of shares of common stock or its par value. As such, the Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001.

Issuance of Common Stock

Sale of Common Stock – January 2021

On January 12, 2021, Logiq entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 101,694 shares of the Company’s common stock to the purchasers at an offering price of $8.50 per share.

The offering resulted in gross proceeds of approximately $864,000 before deducting offering expenses. The shares of common stock were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248069), which was initially filed with the Securities and Exchange Commission on August 17, 2020, and was declared effective on August 26, 2020 (the “Registration Statement”).

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

Sale of Common Stock – March 2021

On March 8, 2021, Logiq entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 100,000 shares of the Company’s common stock, to the purchaser at an offering price of $5.00 per share.

The offering resulted in gross proceeds of approximately $500,000 before deducting offering expenses. The shares were offered by the Company pursuant to a prospectus supplement to the Company’s Registration Statement.

Sale of Common Stock – April 2021

On April 15, 2021, Logiq entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 304,000 shares of the Company’s common stock, to the purchasers at an offering price of $5.00 per share.

The offering resulted in gross proceeds of approximately $1,520,000 before deducting offering expenses. The shares were offered by the Company pursuant to a prospectus supplement to the Company’s Registration Statement.

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

On June 21, 2021, the Company filed a prospectus supplement (the “Resale Prospectus Supplement”) to the Registration Statement. The Resale Prospectus Supplement covered the resale of the shares of Common Stock, Warrants (and the Warrant Shares underlying the Warrants), and Agent Options sold in the Offering, and may be used by the selling stockholders or certain of their respective assigns identified therein to resell such securities.

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

In connection with the Over-Allotment Offering, on July 27, 2021, the Company filed a prospectus supplement to the Registration Statement. The prospectus supplement covers the resale of the shares of Common Stock, Warrants (and the Warrant Shares underlying the Warrants), and Agent Options sold in the Over-Allotment Offering, and may be used by the selling stockholders or certain of their respective assigns identified therein to resell such securities.

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

Conversion of promissory notes-July 2021

On July 21, 2021, the total outstanding convertible promissory notes of $2,911,000, with the exception of two convertible promissory notes issued amounting to principal amount of $30,000, converted their notes into shares issued as additional paid in capital.

Sale of Common stock & Warrants - August 2021

On August 6, 2021, Logiq entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,668,042 shares of the Company’s common stock to the purchasers at an offering price of $2.40 per share.

The offering resulted in gross proceeds of approximately $4,003,301 before deducting offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s Registration Statement.

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

General Summary

During the period from January 1, 2021 to September 30, 2021, a total of 10,687,276 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the three months ended September 30, 2021, a total of 372,180 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 4,636,124 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the nine months ended September 30, 2021, 2,788,972 shares with par value of $0.0001 per share were cancelled.

Stock-Based Compensation

For the nine months ended September 30, 2021, a total of 2,292,135 shares of common stock were issued as stock-based compensation to directors, staff, consultants and other professional parties. Of the 2,292,135 shares of common stock issued as stock-based compensation for the nine months ended September 30, 2021, 32,000, 33,333 and 130,000 shares were issued to our president, CEO and COO, respectively, and 483,814 shares were issued to DataLogiq staff.

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

The Company’s A&R Plan and amended form award agreements were approved by the Company’s Board of Directors on April 21, 2021. The A&R Plan remains subject to shareholder approval, which the Company shall undertake to obtain at the special meeting of stockholders scheduled to be held on December 20, 2021. In the event that the Company does not obtain the requisite shareholder approval of the A&R Plan within one year, the A&R Plan shall not be effective and the form agreements for awards made thereunder shall revert to their original form.

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Numerator – basic and diluted
Net (Loss)	$(5,773,411)	$(2,878,549)	$(14,830,795)	$(7,367,188)

Denominator
Weighted average number of common shares outstanding – basic and diluted	23,365,486	12,753,230	19,455,335	12,203,769
(Loss) per common share – basic and diluted	$(0.2471)	$(0.2257)	$(0.7623)	$(0.6037)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s current executive offices are currently leased for $820 per month.

Logiq, Inc. (Nevada) leases approximately 30,348 square feet comprising 12,313 square feet of office space and 18,217 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $367,200 per annum under an operating lease. The leased office space from a related party under common ownership is under a 7.5-year lease expiring December 31, 2021. The lease on the primary offices has a renewal option providing for additional lease periods.

The operating lease is listed as separate line item on Logiq, Inc.’s (Nevada)’s September 30, 2021 and December 31, 2020 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s September 30, 2021 and December 31, 2020 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2021 and December 31, 2020, total operating right-of-use assets were $91,571 and $364,234, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of September 30, 2021	As of December 31, 2020
Cash paid for operating lease liabilities	$275,400	367,200
Remaining lease term	6 months	1 years
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2021	$91,800
Less imputed interest	(229)
Total lease liability	$91,571

Legal proceedings

None.

NOTE 18 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: AppLogiq and DataLogiq. The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The AppLogiq reportable segment is comprised of the accounts of CreateApp and Corporate activities.

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The following table presents the segment information for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Logiq (Delaware) incl APPLogiq
Segment operating income	$2,849,539	$3,206,346	$8,134,352	$20,645,584
Other corporate expenses, net	5,814,458	5,171,383	17,220,157	24,820,628
Total operating (loss)	(2,964,919)	(1,965,037)	(9,085,805)	(4,175,044)

Logiq (Nevada) incl DATALogiq
Segment operating income	$4,976,710	$3,823,959	$16,076,196	$10,681,175
Other corporate expenses, net	7,785,202	4,737,471	21,821,186	13,873,319
Total operating (loss)	(2,808,492)	(913,512)	(5,744,990)	(3,192,144)

Consolidated
Segment operating income	$7,826,249	$7,030,305	$24,210,548	$31,326,759
Other corporate expenses, net	13,599,660	9,908,854	39,014,343	38,693,947
Total operating (loss)	(5,773,411)	(2,878,549)	(14,830,795)	(7,367,188)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the nine months ended September 30, 2021 and 2020.

NOTE 19 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the nine months ended September 30,		For the nine months ended September 30,
	2021	%	2020	%
Southeast Asia	$4,067,176	16.8	15,484,188	49.4
EU	2,033,588	8.4	3,096,838	9.9
South Korea	1,220,153	5.0	2,064,558	6.6
Africa	813,435	3.4	-	0.0
North America	16,076,196	66.4	10,681,175	34.1
Total revenue	$24,210,548	100.0	$31,326,759	100.0

	For the three months ended September 30,		For the three months ended September 30,
	2021	%	2020	%
Southeast Asia	$1,424,769	18.2	2,404,759	34.2
EU	712,385	9.1	480,952	6.8
South Korea	427,431	5.5	320,635	4.6
Africa	284,954	3.6	-	0.0
North America	4,976,710	63.6	3,823,959	54.4
Total revenue	$7,826,249	100.0	$7,030,305	100.0

NOTE 20 – BUSINESS COMBINATION

Push Holdings, Inc.

On January 8, 2020, the Company acquired substantially all the assets of Push Holdings, Inc. in exchange for 35,714,285 shares of the Company’s common stock. The fair value of the shares of common stock at the close of the transaction was $14,285,714.

The acquisition of substantially all the assets of Push Holdings, Inc. was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Logiq, Inc. (Nevada)’s operations included in the Company’s consolidated financial statements from January 9, 2020. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the period ended December 31, 2020, the Company, through its wholly-owned subsidiary, Logiq, Inc. (Nevada) acquired substantially all of the assets of Push Holdings, Inc. The fair values of assets acquired and liabilities assumed were as follows:

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Logiq, Inc. (Nevada) since January 9, 2020, which is the day after the acquisition date.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Fixel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2021.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Rebel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and nine month period ended September 30, 2021.

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on June 30, 2021, and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Logiq, Inc. (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq Inc (Delaware), a Delaware corporation and AppLogiq;

●	DataLogiq and Logiq, Inc. (Nevada), a Nevada corporation, business segment;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its core platform, “AppLogiq” (operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq”, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

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

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite..

●	On June 21, 2021, the Company completed the IPO offering of 1,976,434 units of its securities, consisting of shares common stock and warrants to purchase shares of common stock, on the NEO exchange in Canada.

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

The Company’s A&R Plan and amended form award agreements were approved by the Company’s Board of Directors on April 21, 2021. The A&R Plan remains subject to shareholder approval, which the Company shall undertake to obtain at the special meeting of stockholders scheduled to be held on December 20, 2021. In the event that the Company does not obtain the requisite shareholder approval of the A&R Plan within one year, the A&R Plan shall not be effective and the form agreements for awards made thereunder shall revert to their original form.

Amendments to Bylaws – Adoption of Majority Voting Policy

On April 21, 2021, the Company’s Board of Directors (the “Board”), in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, approved and adopted a Majority Voting Policy for the election of directors (the “Policy”), which policy effectively alters the manner in which directors are elected under the Company’s Bylaws, and is therefore, subject to shareholder approval. The Company intends to submit a proposal to shareholders to approve the Policy and related changes to the Company’s Bylaws at the special meeting of stockholders scheduled to be held on December 20, 2021.

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

Components of Results of Operations

Revenue (Service)

The Company’s AppLogiq business segment’s PaaS, operated as CreateApp provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a smart mobile phone, web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user’s use of our platform on a white label basis.

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

Results of Operation

Results of Operations for the Three Months ended September 30, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended September 30, 2021 and 2020. The consolidated results include Logiq, Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq, Inc. (Delaware) results include our business segment AppLogiq.

Consolidated Results of Operations

	For the three months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$7,826,249	100.0%	$7,030,305	100.0%	$795,944	11.3%
Cost of revenues (service)	5,520,862	70.5	5,919,848	84.2	(398,986)	(6.7)
Gross profit	2,305,387	29.5	1,110,457	15.8	1,194,930	107.6

Depreciation and amortization	1,030,932	13.2	455,424	6.5	575,508	126.4
General and administrative	5,159,813	65.9	1,968,763	28.0	3,191,050	162.1
Sales and marketing	477,226	6.1	544,970	7.8	(67,744)	(12.4)
Research and development	1,447,567	18.5	1,018,389	14.5	429,178	42.1
Total operating expenses	8,115,538	103.7	3,987,546	56.7	4,127,992	103.5
(Loss) from operations	(5,810,151)	(74.2)	(2,877,089)	(40.9)	(2,993,062)	101.9

Other (Expenses)/Income, net	36,740	0.47	(1,460)	(0.02)	38,200	(2,616.4)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(5,773,411)	(73.8)	(2,878,549)	(40.9)	(2,894,862)	100.6
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(5,773,411)	(73.8)	(2,878,549)	(40.9)	(2,894,862)	100.6

Logiq (Delaware) including AppLogiq results of operations

	For the three months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$2,849,539	100.0%	$3,206,346	100.0%	$(356,807)	(11.1)%
Cost of revenues (service)	1,945,855	68.3	2,818,957	87.9	(873,102)	(31.0)
Gross profit	903,684	31.7	387,389	12.1	516,295	133.3

Depreciation and amortization	31,285	1.1	31,283	1.0	2	-
General and administrative	2,525,672	88.6	909,721	28.4	1,615,951	177.6
Sales and marketing	52,550	1.8	459,057	14.3	(406,507)	(88.6)
Research and development	1,257,220	44.1	949,922	29.6	307,298	32.3
Total operating expenses	3,866,727	135.7	2,349,983	73.3	1,516,744	64.5
(Loss) from operations	(2,963,043)	(104.0)	(1,962,594)	(61.2)	(1,000,449)	51.0

Other (Expenses)/Income, net	(1,876)	(0)	(2,445)	(0.08)	(569)	(23.27)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,964,919)	(104.0)	(1,965,039)	(61.3)	(999,880)	50.9
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,964,919)	(104.0)	(1,965,039)	(61.3)	(999,880)	50.9

Logiq (Nevada) including DataLogiq results of operations

	For the three months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$4,976,710	100.0%	$3,823,959	100.0%	$1,152,751	30.1%
Cost of revenues (service)	3,575,007	71.8	3,100,891	81.1	474,116	15.3
Gross profit	1,401,703	28.2	723,068	18.9	678,635	93.9

Depreciation and amortization	999,647	20.1	424,141	11.1	575,506	135.7
General and administrative	2,634,141	52.9	1,059,042	27.7	1,575,099	148.7
Sales and marketing	424,676	8.5	85,913	2.2	338,763	394.3
Research and development	190,347	3.8	68,467	1.8	121,880	178.0
Total operating expenses	4,248,811	85.4	1,637,563	42.8	2,611,248	159.5
(Loss) from operations	(2,847,108)	(57.2)	(914,495)	(23.9)	(1,932,613)	211.3

Other (Expenses)/Income, net	38,616	0.78	985	0.03	37,631	3,820.41
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,808,492)	(56.4)	(913,510)	(23.9)	(1,894,982)	207.4
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,808,492)	(56.4)	(913,510)	(23.9)	(1,894,982)	207.4

Consolidated Revenue (Service)

Consolidated Revenues were $7,826,249 and $7,030,305 for the three months ended September 30, 2021 and 2020, respectively.

The revenues from our AppLogiq segment (CreateApp platform) decreased to $2,849,539 compared to $3,206,346 for the three months ended September 30, 2021 and 2020, respectively, as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform revenues increased to $4,976,710 compared to $3,829,959 for the three months ended September 30, 2021 and 2020, respectively. The increase in revenues is due to a large increase in the data monetization business and the inclusion of revenue from Rebel AI.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $5,520,862 and $5,919,848 for the three months ended September 30, 2021 and 2020, respectively.

The Cost of revenues of the Company’s CreateAPP platform decreased to $1,945,855 from $2,818,957 for the three months ended September 30, 2021 and 2020 respectively.

Our DataLogiq platform cost of revenue was $3,575,007 compared to $3,100,891 for the three months ended September 30, 2021 and 2020 respectively.

Consolidated Gross Profit

Our consolidated gross margin was $2,305,387 compared to $1,110,457 for the three months ended September 30, 2021 and 2020 respectively.

Our consolidated gross margin increased to 29.5% from 15.8% for the three months ended September 30, 2021 and 2020.

Our AppLogiq (CreateApp) platform gross margin was $903,684 compared to $387,389 for the three months ended September 30, 2021 and 2020 respectively. Our AppLogiq gross margin increased to 31.7% from 12.1% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin was $1,401,703 and $723,068 for the three months ended September 30, 2021 and 2020, respectively. Our DataLogiq platform gross margin increased to 28.2% from 18.9% for the three months ended September 30, 2021 and 2020, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $5,159,813 and $1,968,763 for the three months ended September 30, 2021 and 2020, respectively.

The Company including AppLogiq’s General and administrative expenses were $2,525,672 and $909,721 for the three months ended September 30, 2021 and 2020, respectively. The increase in the three months ended September 30, 2021 of $568,505 reflects stock compensation costs including shares issued to consultants, a director and issued to DataLogiq team members. Other G&A cash expenses include legal & professional costs increase of $429,576, consultants $291,555 due to our uplisting exercise and IR/PR related costs and team costs $237,970.

Our DataLogiq platform General and administrative expenses were $2,634,141 and $1,059,042 for the three months ended September 30, 2021 and 2020, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management.

Stock-based compensation

Stock-based compensation expenses for the three months ended September 30, 2021 and 2020 was $568,505 and ($100,319), respectively reflecting the Company’s efforts in our uplisting through an initial public offering on NEO exchange in Canada and S-3 shelf registration. The comparative for 2020 includes shares that were cancelled.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $477,226 and $544,970 for the three months ended September 30, 2021 and 2020, respectively. This includes Sales and Marketing expenses from our AppLogiq platform of $52,550 and $459,057 from our general marketing effort. Sales and Marketing expenses from our DataLogiq platform of $424,676 and $85,913 for the three months ended September 30, 2021 and 2020 includes the increased incentive compensation for sales teams and the inclusion of Fixel’s and Rebel’s sales and marketing costs.

Research and Development (R&D)

Consolidated Research and Development expenses were $1,447,567 and $1,018,389 for the three months ended September 30, 2021 and 2020, respectively.

Our AppLogiq (CreateAPP) platform Research and Development (R&D) expenses were $1,257,220 and $949,922 for the three months ended September 30, 2021 and 2020, respectively, which includes our R&D efforts to develop a dashboard for data mining and analytics for PAY/GoLogiq. Our DataLogiq platform Logiq’s Research and Development expenses was $190,347 and $68,467 for the three months ended September 30, 2021 and 2020, respectively. Our increased spending reflects continued development of the Company’s system support knowledge base, integrated various functionality and data analytics of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended September 30, 2021.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $36,740 and ($1,460) for the three months ended September 30, 2021 and 2020 respectively. Our DataLogiq platform received income of $38,616 mainly from the PPP loan forgiveness.

Consolidated Net (Loss) Before Income Tax

The Company reports a Consolidated net loss of ($5,773,411) and ($2,878,549) for the three months ended September 30, 2021 and 2020 respectively.

The Company incorporating our AppLogiq (CreateAPP) platform incurred a net loss of ($2,964,919) and ($1,965,039) for the three months ended September 30, 2021 and 2020, respectively.

Our DataLogiq platform incurred a net loss of ($2,808,492) and ($913,510) for the three months ended September 30, 2021 and 2020 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards.

Logiq, Inc. (Delaware) including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 11.1% to $2,849,539 from $3,206,346 in the same period in FY2020. Although the reduction was significant, we managed to achieve a significant increase in gross profit margins of 31.7% up from 12.1%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $1,945,855 and $2,818,957 for the three months ended September 30, 2021 and 2020, respectively, as a result of reduced revenues.

Gross Profit

AppLogiq Gross Profit increased to $903,684 from $387,389 for the three months ended September 30, 2021 and 2020, respectively. Gross Profit % improved to 31.7% from 12.1% for the three months ended September 30, 2021 and 2020, respectively as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

General and Administrative (G&A)

AppLogiq G&A expenses was $2,525,672 and $909,721 for the three months ended September 30, 2021 and 2020, respectively. The increase in the three months ended September 30, 2021 of $568,505 reflects stock compensation costs including shares issued to consultants, a director and issued to DataLogiq team members. Other G&A cash expenses include legal & professional costs increase of $429,576, consultants $291,555 due to our uplisting exercise and IR/PR related costs and team costs $237,970.

Consultancy fees including stock compensation were $1,351,607 and $357,847 for the three months ended September 30, 2021 and 2020, respectively.

Legal & professional fees including stock compensation was $635,066 and $205,490 for the three months ended September 30, 2021 and 2020, respectively.

An increase in both Consultancy fees and Legal & professional fees due to the submission of uplisting applications on both NEO and NASDAQ exchanges in 2021 and 2020 respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $52,550 and $459,057 for the three months ended September 30, 2021 and 2020, respectively.

Research and Development (R&D)

AppLogiq Research and Development expense was $1,257,220 and $949,922 for three months ended September 30, 2021 and 2020, respectively.

The increased spending reflects an increase in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the Company’s system support knowledge base, integrated various functionality and data mining and analytics dashboard for the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended September 30, 2021.

(Loss) from Operations

The Company including our AppLogiq segment posted a loss from operations of $(2,963,043) and $(1,962,594) for the three months ended September 30, 2021 and 2020, respectively. Our loss arose as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative increase reflects stock compensation costs including $126,498 issued to DataLogiq team members, related legal & professional costs increase due to preparatory work for uplisting on both NEO and NASDAQ exchanges and IR/PR related costs.

Other Income/(Expenses)

AppLogiq there was a movement in fair value of ($1,876) on our financial asset fund for the period.

Logiq Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $3,823,959 for the three months ended September 30, 2020 compared to $4,976,710 for the same period in 2021, an increase of $1,152,751 or 30.1%. The increase in revenues is primarily a result of our continued focus on growing the data monetization business.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $3,100,891 for the three months ended September 30, 2020 compared to $3,575,007 for the same period in 2021, an increase of $474,116 or 15.3%.

Gross Profit

DataLogiq gross profit was $723,068 for the three months ended September 30, 2020 compared to $1,401,703 for the same period in 2021, an increase of $678,635 or 93.9%. Gross profit margin was 18.9% for the three months ended September 30, 2020 compared to 28.2% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $424,141 for the three months ended September 30, 2020 compared to $999,647 for the same period in 2021, an increase of $575,506 or 135.7%. The increase is due to the acquisitions of Fixel AI in November 2020 and Rebel AI in March 2021 and the depreciation and amortization expense associated with those subsidiaries.

General and administrative

DataLogiq general and administrative expenses were $1,059,042 for the three months ended September 30, 2020 compared to $2,634,141 for the same period in 2021, an increase of $1,575,009 or 148.7%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $85,913 for the three months ended September 30, 2020 compared to $424,676 for the same period in 2021, an increase of $338,763 or 394.3%. The increase is primarily due to the increased incentive compensation for our sales teams and the inclusion of Fixel’s and Rebel’s sales and marketing costs.

Research and development

DataLogiq research and development expenses were $68,467 for the three months ended September 30, 2020 compared to $190,347 for the same period in 2021, an increase of $121,880 or 178%. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition of Fixel AI and Rebel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(2,847,108) for the three months ended September 30, 2021 compared to $(914,495) for the same period in 2020.

Other Income/(Expenses)

For the three months ended September 30, 2021, DataLogiq other income was $38,616 compared to $985 for the same period in 2020.

Results of Operations for the Nine Months ended September 30, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the nine months ended September 30, 2021 and 2020. The consolidated results include Logiq, Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq, Inc. (Delaware) results include our business segment AppLogiq.

Consolidated Results of Operations

	For the nine months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$24,210,548	100.0%	$31,326,759	100.0%	$(7,116,211)	(22.7)%
Cost of revenues (service)	17,230,056	71.2	26,351,514	84.1	(9,121,458)	(34.6)
Gross profit	6,980,492	28.8	4,975,245	15.9	2,005,247	40.3

Depreciation and amortization	2,751,208	11.4	1,354,674	4.3	1,396,534	103.1
General and administrative	14,296,952	59.1	6,346,531	20.3	7,950,421	125.3
Sales and marketing	1,198,479	5.0	697,190	2.2	501,289	71.9
Research and development	4,010,239	16.6	3,681,162	11.8	329,077	8.9
Total operating expenses	22,256,878	91.9	12,079,557	38.6	10,177,321	84.3
(Loss) from operations	(15,276,386)	(63.1)	(7,104,312)	(22.7)	(8,172,074)	115.0

Other (Expenses)/Income, net	456,032	1.88	(262,876)	(0.84)	718,908	(273.5)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(14,820,354)	(61.2)	(7,367,188)	(23.5)	(7,453,166)	101.2
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(14,830,795)	(61.3)	(7,367,188)	(23.5)	(7,463,607)	101.3

Logiq (Delaware) including AppLogiq results of operations

	For the nine months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$8,134,352	100.0%	$20,645,584	100.0%	$(12,511,232)	(60.6)%
Cost of revenues (service)	5,595,014	68.8	17,513,193	84.8	(11,918,179)	(68.1)
Gross profit	2,539,338	31.2	3,132,391	15.2	(593,053)	(18.9)

Depreciation and amortization	93,852	1.2	82,250	0.4	11,602	14.1
General and administrative	8,240,873	101.3	3,259,419	15.8	4,981,454	152.8
Sales and marketing	122,300	1.5	459,000	2.2	(336,700)	(73.4)
Research and development	3,449,720	42.4	3,498,500	16.9	(48,780)	(1.4)
Total operating expenses	11,906,745	146.4	7,299,169	35.4	4,607,576	63.1
(Loss) from operations	(9,367,407)	(115.2)	(4,166,778)	(20.2)	(5,200,629)	124.8

Other (Expenses)/Income, net	(76,937)	(1)	(8,267)	(0.04)	(68,670)	830.65
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(9,444,344)	(116.1)	(4,175,045)	(20.2)	(5,269,299)	126.2
Income tax (expense)	(10,441)	(0)	-	-	(10,441)	(0)
Net (Loss)	(9,454,785)	(116.2)	(4,175,045)	(20.2)	(5,279,740)	126.5

Logiq (Nevada) including DataLogiq results of operations

	For the nine months ended
	September 30, 2021		September 30, 2020		Change
Revenue (service)	$16,076,196	100.0%	$10,681,175	100.0%	$5,395,021	50.5%
Cost of revenues (service)	11,635,042	72.4	8,838,321	82.7	2,796,721	31.6
Gross profit	4,441,154	27.6	1,842,854	17.3	2,598,300	141.0

Depreciation and amortization	2,657,356	16.5	1,272,424	11.9	1,384,932	108.8
General and administrative	6,056,079	37.7	3,087,112	28.9	2,968,967	96.2
Sales and marketing	1,076,179	6.7	238,190	2.2	837,989	351.8
Research and development	560,519	3.5	182,662	1.7	377,857	206.9
Total operating expenses	10,350,133	64.4	4,780,388	44.8	5,569,745	116.5
(Loss) from operations	(5,908,979)	(36.8)	(2,937,534)	(27.5)	(2,971,445)	101.2

Other (Expenses)/Income, net	532,969	3.32	(254,609)	(2.38)	787,578	(309.33)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(5,376,010)	(33.4)	(3,192,143)	(29.9)	(2,183,867)	68.4
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(5,376,010)	(33.4)	(3,192,143)	(29.9)	(2,183,867)	68.4

Consolidated Revenue (Service)

Consolidated Revenues were $24,210,548 and $31,326,759 for the nine months ended September 30, 2021 and 2020, respectively.

The revenues from the our AppLogiq segment (CreateAPP platform) decreased to $8,134,352 compared to $20,645,584 for the nine months ended September 30, 2021 and 2020, respectively, as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform revenues increased to $16,076,196 compared to $10,681,175 for the nine months ended September 30, 2021 and 2020, respectively. The nine months ended September 30, 2021 include revenues from Fixel AI and Rebel AI of $155,157 and $25,119, respectively.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $17,230,056 and $26,351,514 for the nine months ended September 30, 2021 and 2020, respectively.

The Cost of revenues of the Company’s CreateAPP platform decreased to $5,595,014 from $17,513,193 for the nine months ended September 30, 2021 and 2020, respectively.

Our DataLogiq platform cost of revenue was $11,635,042 compared to $8,838,321 for the nine months ended September 30, 2021 and 2020, respectively.

Consolidated Gross Profit

Our consolidated gross margin increased to $6,980,492 and $4,975,245 for the nine months ended September 30, 2021 and 2020, respectively, and our gross profit percentage improved to 28.8% from 15.9% for the nine months ended September 30, 2021 and 2020.

Our AppLogiq (CreateAPP) platform gross margin decreased to $2,539,338 from $3,132,391 for the nine months ended September 30, 2021 and 2020, respectively, with an improvement in our gross profit percentage to 31.2% from 15.2% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin increased to $4,441,154 from $1,842,854 for the nine months ended September 30, 2021 and 2020, respectively, through an improvement in our gross profit percentage to 27.6% from 17.3% for the nine months ended September 30, 2021 and 2020 respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $14,296,952 and $6,346,531 for the nine months ended September 30, 2021 and 2020, respectively.

The Company including AppLogiq General and administrative expenses were $8,240,873 and $3,259,419 for the nine months ended September 30, 2021 and 2020, respectively. The increase in the nine months ended September 30, 2021 reflects stock compensation costs including $739,026 issued to DataLogiq team members, related legal & professional costs increase due to preparatory work for uplisting on both NEO and NASDAQ exchanges and IR/PR related costs.

Our DataLogiq platform General and administrative expenses were $6,056,079 and $3,087,112 for the nine months ended September 30, 2021 and 2020, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI General and administrative expenses of $369,861 and $592,487 respectively together with new hires in the branding and operations management.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2021 and 2020 was $3,501,236 and $309,580, respectively, reflecting the Company’s efforts in our uplisting through an initial public offering exercise and S-3 shelf registration.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $1,198,479 and $697,190 for the nine months ended September 30, 2021 and 2020, respectively. This includes our DataLogiq platform Sales and Marketing expenses of $1,076,179 and $238,190 for the nine months ended September 30, 2021 and 2020, respectively which reflects increased incentive compensation for sales teams and the inclusion of Fixel’s and Rebel’s sales and marketing costs.

Research and Development (R&D)

Consolidated Research and Development expenses were $4,010,239 and $3,681,162 for the nine months ended September 30, 2021 and 2020, respectively.

Our AppLogiq (CreateAPP) platform Research and Development (R&D) expenses were $3,449,720 and $3,498,500 for the nine months ended September 30, 2021 and 2020, respectively. AppLogiq continued development of the Company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the nine months ended September 30, 2021. In addition, we developed a data mining and analytics dashboard for the AtoZGo delivery service.

Our DataLogiq platform Research and Development (R&D) expenses were $560,519 and $182,662 for the nine months ended September 30, 2021 and 2020, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $456,032 and ($262,876) for the nine months ended September 30, 2021 and 2020, respectively. The increase was from our DataLogiq platform received income of $532,968 mainly from the PPP loan forgiveness as compared to a change in fair value in same period in 2020.

There was a movement in change in fair value of ($78,040) on disposal of this fund for the nine month period ended September 30, 2021.

Consolidated Net (Loss) Before Income Tax

The Company reported a Consolidated net loss of ($14,830,795) and ($7,367,188) for the nine months ended September 30, 2021 and 2020, respectively.

The Company incorporating our AppLogiq (CreateAPP) platform incurred a net loss of ($9,454,785) and ($4,175,045) for the nine months ended September 30, 2021 and 2020, respectively.

Our DataLogiq platform incurred a net loss of ($5,376,010) and ($3,192,143) for the nine months ended September 30, 2021 and 2020 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made, as the Company incurred a loss and has unutilized loss carryforwards.

Logiq Inc. (Delaware) including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, reduced our revenues by 60.6% to $8,134,352 from $20,645,584 in the same period in FY2020. Although the reduction was significant, we improved our gross profit margins to 31.2% up from 15.2%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $5,595,014 and $17,513,193 for the nine months ended September 30, 2021 and 2020, respectively, as a result of reduced revenues.

Gross Profit

AppLogiq Gross Profit contribution was $2,539,338 and $3,132,391 for the nine months ended September 30, 2021 and 2020, respectively. Gross Profit margin improved to 31.2% from 15.2% for the nine months ended September 30, 2021 and 2020, respectively, as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

General and Administrative (G&A)

AppLogiq G&A expenses was $8,240,873 and $3,259,419 for the nine months ended September 30, 2021 and 2020, respectively, and the stock based compensation was $3,501,236 and $309,580 for the same periods. The increase in the nine months ended September 30, 2021 includes $3,191,657 stock based compensation costs for shares issued to consultants, director and to DataLogiq team members. Other G&A cash expenses include legal & professional costs increase of $810,180, consultants $693,174 due to our uplisting exercise and IR/PR related costs and team costs $423,720 in preparation for for uplisting on both NEO and NASDAQ exchanges and IR/PR related costs.

Consultancy fees including stock based compensation were $3,072,392 and $1,126,182 for the nine months ended September 30, 2021 and 2020, respectively.

Legal & professional fees including stock based compensation was $1,262,123 and $447,943 for the nine months ended September 30, 2021 and 2020, respectively.

There was an increase in both Consultancy fees and Legal & professional fees due to uplisting applications on both NEO and NASDAQ exchanges in 2021 and 2020 respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $122,300 and $459,000 for the nine months ended September 30, 2021 and 2020, respectively, as a result of engaging in market awareness campaigns.

Research and Development (R&D)

AppLogiq Research and Development expense was $3,449,720 and $3,498,500 for nine months ended September 30, 2021 and 2020, respectively.

The lower expense reflects a decrease in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the Company’s system support knowledge base, integrated various functionality and data of the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the nine months ended September 30, 2021. In addition, we developed a data mining and analytics dashboard for the AtoZGo delivery service.

(Loss) from Operations

AppLogiq and the Company posted a loss from operations of $(9,367,407) and $(4,166,778) for the nine months ended September 30, 2021 and 2020, respectively. Our loss increased as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative increased was due to legal and compliance costs relating to our uplisting application through an initial public offering on NEO exchange and the increase in retainers for certain head office team members.

Other Income/(Expenses)

AppLogiq experienced a loss on change in fair value of ($76,937) and ($8,267) for the nine months ended September 30, 2021 and 2020, respectively, arising on disposal of our financial asset fund.

Logiq Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $10,681,175 for the nine months ended September 30, 2020 compared to $16,076,196 for the same period in 2021, an increase of $5,395,021 or 50.5%. The increase in revenues is primarily a result of increasing our focus on the data monetization business.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $8,838,321 for the nine months ended September 30, 2020 compared to $11,635,042 for the same period in 2021, an increase of $2,796,721 or 31.6%.

Gross Profit

DataLogiq gross profit was $1,842,854 for the nine months ended September 30, 2020 compared to $4,441,154 for the same period in 2021, an increase of $2,598,300 or 141.0%. Gross profit margin was 17.3% for the nine months ended September 30, 2020 compared to 27.6% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $1,272,424 for the nine months ended September 30, 2020 compared to $2,657,356 for the same period in 2021, an increase of $1,384,932 or 108.8%. The increase is due to the acquisitions of Fixel AI in November 2020 and Rebel AI in March 2021 and the depreciation and amortization expense associated with those subsidiaries.

General and administrative

DataLogiq general and administrative expenses were $3,087,112 for the nine months ended September 30, 2020 compared to $6,056,079 for the same period in 2021, an increase of $2,968,967 or 96.2%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business and the acquisitions of Fixel and Rebel.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $238,190 for the nine months ended September 30, 2020 compared to $1,076,179 for the same period in 2021, an increase of $837,989 or 351.8%. The increase is primarily due to the increased incentive compensation for our sales teams and the inclusion of Fixel’s and Rebel’s sales and marketing costs.

Research and development

DataLogiq research and development expenses were $182,662 for the nine months ended September 30, 2020 compared to $560,519 for the same period in 2021, an increase of $377,857 or 206.9%. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition Fixel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(5,908,979) for the nine months ended September 30, 2021 compared to $(2,937,534) for the same period in 2020.

Other Income/(Expenses)

In the nine months ended September 30, 2021, DataLogiq other income of $532,969 was mainly from the PPP loan forgiveness.

Liquidity and Capital Resources

As of September 30, 2021, the Company had working capital of $12,798,971. During the nine month period ended September 30, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, (iii) the March 2021 sales of 100,000 shares of the Company’s common stock for gross proceeds of approximately $500,000, (iv) the April 2021 sale of 429,000 shares of the Company’s common stock for gross proceeds of approximately $1,774,691 before deducting offering expenses, (v) the June 2021 sale of 1,976,434 Units in connection with the Company’s Offering in Canada for gross proceeds of approximately $4,742,303 before deducting offering expenses, and (vi) the August 2021 sale of 1,668,042 shares of the Company’s common stock (along with warrants to purchase 1,668,042 shares of the Company’s common stock) for gross proceeds of approximately $4,003,301 before deducting offering expenses.

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

Although the Company’s revenue growth during the nine months period ended September 30, 2021 and the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of a shift of targeting high margin end customer segment compared to low margin high volume white label resellers, and implementing cost containment measures.

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

As of September 30, 2021, we had budgeted capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back without penalty as required.

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

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the nine months September 30,
Cash flows:	2021	2020
Net cash (used in) operating activities	$(12,411,838)	$(4,666,169)
Net cash (used in) provided by investment activities	$(677,682)	$1,135,521
Net cash provided by financing activities	$14,961,904	$5,405,283

Operating Activities

During the nine months ended September 30, 2021, (loss) from operations used ($15,276,386), compared to ($7,104,312) for the nine months ended September 30, 2020. Our net (loss) for the nine months ended September 30, 2021 increased to ($14,830,795) and ($7,367,188) respectively compared to the same period last year. Depreciation and amortization increased to $2,751,208, compare to $1,354,674 in the same period last year as a result of acquisitions of Fixel AI and Rebel AI. Movement in changes in operating assets and liabilities was $12,411,838 and $4,666,169 as a result of increase in accounts receivable, accounts payable and accrued liabilities in our DataLogiq segment. Accrued liabilities in our AppLogiq segment increased in the nine months ended September 30, 2021 as a result of an increase in professional fees as compared to the same period last year due to the acquisition of the DataLogiq segment, its subsidiaries and NEO IPO and related uplisting accruals.

Investing Activities

During the nine months ended September 30, 2021, we used cash of ($677,682) in investing activities as the Company’s financial asset investment portfolio based and managed in the US was reduced and a lower amount advanced to our associate, compared to net cash provided of $1,135,521 during the nine months ended September 30, 2020 arising from net restricted cash acquired in acquisitions.

Financing Activities

During the nine months ended September 30, 2021, we generated $14,961,904 from financing activities, compared to $5,405,283 for the nine months ended September 30, 2020, primarily from the proceeds from the sale of common stock, our NEO IPO net proceeds, S-3 shelf and other private placements.

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

However, with the new business segment of DataLogiq, on a consolidated revenue basis, there is no significant customer concentration in the three months ended September 30, 2021 and the same period in 2020.

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

Although the Company’s revenue growth during the nine months period ended September 30, 2021 and the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of a shift of targeting high margin end customer segment compared to low margin high volume white label resellers, and implementing cost containment measures.

We are subject to risks associated with the operation of a global business.

We derive a significant portion of our total revenue from our operations in international markets. During the three months ended September 30, 2021 and the same period in 2020, 30.2% and 78.7%, respectively, of our total revenue was derived from our international operations. For the year ended December 31, 2019, 100%, of our total revenue was derived from our international operations. In the year ended December 31, 2020, 57% was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

The market price of our common stock could decline as a result of substantial sales of our common stock (particularly sales by our directors, executive officers and significant stockholders), a large number of common stock becoming available for sale or the perception in the market that holders of a large number of common stock intend to sell. Moreover, we may enter into agreements with certain holders of our common stock which could give such holders certain rights, subject to some conditions, to require us to file Canadian prospectus or U.S. registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

As of November 12, 2021, we have 26,350,756 shares of our common stock outstanding.

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

During the nine months ended September 30, 2021, a total of 2,292,135 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received, and 6,418,707 shares with par value of $0.0001 per share were issued to various stockholders and 1,976,434 shares with par value of $0.0001 per share were issued to various stockholders of the IPO on NEO Exchange in Canada on June 21, 2021.

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

Logiq, Inc.

Date: November 15, 2021	By:	/s/ Tom Furukawa
Tom Furukawa Chief Executive Officer, Principal Executive Officer

By:	/s/ Brent Suen
Brent Suen Chairman, President, Principal Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer