Form 10-K
period 2021-12-31
LOGIQ, INC.
filed 2022-04-01
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-51815

LOGIQ, INC.

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2021, based upon the closing price of the registrant’s common stock as reported by the OTC:QX on such date, was approximately $100,767,528. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 29, 2022 the issuer had 26,243,516 shares of common stock issued and outstanding.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this Annual Report to:

●	“Logiq,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Logiq, Inc. and all its subsidiaries that may exist from time to time;

●	“SEC” is to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended;

●	“Exchange Act” is to the Securities Exchange Act of 1934, as amended; and

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

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

On December 15, 2021, we entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”) and public reporting subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 78.5% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur six months from completion of the Separation (the “Distribution Date”).

On January 27, 2022, we completed the transfer of our AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to the Company (the “Lovarra Shares”). The Company will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra), which the Company intends to complete approximately 6 months from now, subject to customary conditions and approvals.

Until such time as the Distribution is complete, we will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

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

In 2019, the Company focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users, and the merchants available to users, of the Company’s products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners, and after extensive discussions with our partners, management believes that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the Company in 2018 and 2019. As a result, our year-over-year revenues increased by 45% in 2018 and by 52% in 2019. For 2020 over 2019, in spite of COVID-19, the Company worked to improve gross profit margins while reducing older, white-label partnership revenues and although year-over-year revenues decreased by 34%, the gross profits margins improved to approximately 25.8% due to a loss of customers as a result of adverse effects of the on-set of Covid-19 in March 2020 and the provision of complimentary services in an effort to retain customers.

In 2020 and 2021, we have revamped Version 4 of our CreateApp platform with the following added functionalities: E-Store Multiple Product Variations & Options, Food-Ordering Self Pickup & Delivery options, Google Maps Autocomplete Address Integration, Google Fonts Integration, Dynamic Global Font Size, Line Integration, Lazy Load & Shimmer Effect Implementation and a customer focused Support Service Desk Widget dashboard.

We are planning to introduce a data warehousing project. This project will enhance browsing speed by reconstruct & restructure our platform to handle big data in chunks dynamically. We plan to implement SPA (Single Page Applications) to rewrite the pages dynamically to the current web page with new data from the webserver instead of loading entire new pages. We also process the data and store it as an object array in the server's memory for faster data fetching. The overall browsing experience will feel more like a native app.

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

Our Competitive Strength

Logiq has an AI-driven, first party data, privacy compliant targeting solution that does not rely on third party cookie solutions. Our proprietary technology does not use any personally identifiable information or third party cookie information. Rather, it relies only on first party data collected on an advertiser’s or publisher’s website. The AI engine has the unique ability to determine the “most engaged visitors” to a website and then use that information to target them on Google, Facebook, Yahoo, Bing, LinkedIn, TradeDesk and other major platforms. At the heart of our data solution lies the value – the AI engine that analyzes and makes judgements about all visitors to a site.

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

Major Customers

No single customer represented significant concentration risk during 2021 APPLogiq’s continued shift in focus away from bulk white label distributors to direct marketing end users.

For the DATALogiq business segment in the year ended December 31, 2021, there is no significant customer concentration risk based on our total consolidated revenues.

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

Environmental Matters

No significant pollution or other types of hazardous emission result from the Company’s operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental health and safety requirements have not been material.

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

Corporate Information

Our principal executive offices are located at 85 Broad Street, 16-079, New York, NY 10004 and our telephone number is (808) 829-1057. We do not incorporate the information on our website into this Annual Report and you should not consider it part of this Annual Report.

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

2021

On March 3, 2021, the Company, RAI Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Rebel AI, Inc., a Delaware corporation (“Rebel AI”), and Emmanuel Puentes, on behalf of the stockholders of Rebel AI (in such capacity, the “Stockholders’ Agent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the parties intend to effect a merger of Merger Sub with and into Rebel AI, whereby the separate existence of Merger Sub will cease and Rebel AI will become a wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on March 29, 2021 and Rebel AI became a wholly-owned subsidiary of the Company. As consideration for the Merger, at the Closing, the Company delivered to those persons set forth in the Merger Agreement an aggregate cash payment of $1,126,000 (the “Cash Consideration”), and an aggregate number of restricted shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to (i) (x) $7,000,000, divided by (ii) the volume weighted average closing price of the Company’s Common Stock for the twenty consecutive trading days prior to Closing (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”), subject in each case to adjustment as provided in the Merger Agreement. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, (i) a portion of the Cash Consideration, in an amount equal to the outstanding balance of that PPP Loan made to Rebel AI in January 2021, shall be withheld at Closing and placed into an escrow account, pending forgiveness or repayment of the PPP Loan, as applicable, and (ii) $2,000,000 of Common Stock shall be withheld from the Stock Consideration and deposited into an escrow account, pending release in accordance with the terms of the Merger Agreement.

On June 9, 2021, the Company entered into an Agency Agreement (the “Agency Agreement”) with Research Capital Corporation (the “Agent”) relating to a Canadian initial public offering (the “Offering”) by the Company of a minimum of 1,666,667 units of securities (each, a “Unit”), and a maximum of 3,333,333 Units, at a price of C$3.00 per Unit (the “Offering Price”), for minimum gross proceeds of C$5,000,000, and maximum gross proceeds of C$10,000,000. Each Unit consists of (i) one share of common stock of the Company, par value $0.0001 per share (“Common Stock”, and the Common Stock included in a Unit being a “Unit Share”), and (ii) one Common Stock purchase warrant (each, a “Warrant”), where each Warrant entitles the holder thereof to acquire one share of Common Stock (each, a “Warrant Share”) at an exercise price of C$3.50 per Warrant Share, subject to adjustment, at any time before the third anniversary (the “Warrant Expiry Date”) of June 17, 2021 (the “Closing Date”). The Warrants will be governed by a warrant indenture (the “Warrant Indenture”) between the Company and Odyssey Trust Company (the “Warrant Agent”). No Units will be issued, however, as the Units will be immediately separated and purchasers will receive only shares of Common Stock and Warrants. Furthermore, the Company agreed to issue 83,333 units of securities (the “Advisory Fee Units”) to the Agent as compensation for certain strategic advisory and support services rendered. This number was determined by dividing C$250,000 by the Offering Price. Each Advisory Fee Unit is comprised of (i) one share of Common Stock, and (ii) one warrant exercisable to purchase one share of Common Stock at an exercise price of C$3.50 for a period of 36 months from the Closing Date. On June 21, 2021, the Offering closed whereby the Company sold 1,976,434 Units for aggregate gross proceeds of C$5,929,302 before deducting offering expenses. The Company also issued 83,333 units of securities (the “Advisory Fee Units”), and 158,115 non-transferrable compensation options (the “Agent Options”) to the Agent as compensation for certain strategic advisory and support services rendered to the Company in connection with the Offering. Each Advisory Fee Unit is comprised of (i) one share of Common Stock, and (ii) one Warrant. Each Agent Option is exercisable for one Unit at an exercise price of C$3.00 per Unit. On June 21, 2021, the Company’s common stock began trading on the NEO Exchange under the symbol “LGIQ”. The Company’s common stock continues to trade in the United States on the OTCQX under the same symbol.

On December 15, 2021, we entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”) and public reporting subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 78.5% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur six months from completion of the Separation (the “Distribution Date”). On January 27, 2022, we completed the transfer of our AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to the Company (the “Lovarra Shares”). The Company will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra), which the Company intends to complete approximately 6 months from now, subject to customary conditions and approvals. Until such time as the Distribution is complete, we will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

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

We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.  With the new business segment of DATALogiq, on a consolidated revenue basis, there is no significant customer concentration in FY2021.

No single customer represented significant concentration risk during fiscal year 2021 and 2020.Three (3) customers accounted for 13.05%, 9.23% and 7.99% of net sales for fiscal year 2019. Three (3) customers accounted for 16.43%, 6.15% and 5.38% of net sales for fiscal year 2018. Three (3) customers accounted for 14.78%, 7.18% and 5.34% of net sales for fiscal year 2017. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2019, 2018, and 2017, 100%, of our total revenue was derived from our international operations. In 2021, 38% was derived from our international operations. In 2020, 57% was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 29, 2022, we have 26,243,516 shares of our common stock outstanding.

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

Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, at a rate of $923 per month.

The Company’s DataLogiq business segment leases approximately 12,422 square feet comprising 8,737 square feet of office space and 3,685 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $210,000 per annum. The original leased of office space from a related party under common ownership was a 7.5-year lease expiring December 31, 2021. The company extended its lease on the primary offices with a renewal option providing for additional lease period of twelve (12) months expiring December 31, 2022. The related rent expense for the leases is calculated on a straight-line basis with the difference recorded as deferred rent.

Rent expense for the fiscal years ended December 31, 2021 and 2020, was $366,875 and $291,440, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.0001 per share, is traded on the OTC:QX under the symbol “LGIQ”. Our common stock is also traded and quoted on the NEO Exchange in Canada under the symbol “LGIQ”.

Trading of securities on the OTC:QX is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTC:QX market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 29, 2022, there were 26,243,516 shares of our common stock outstanding held by approximately 518 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

During the year ended December 31, 2020, the Company engaged in the following sales and issuances of unregistered securities:

None

During the year ended December 31, 2021, the Company engaged in the following sales and issuances of unregistered securities:

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

Use of Proceeds

Not applicable.

Issuer Repurchases of Equity Securities

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this report. This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Logiq, Inc. (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation and AppLogiq;

●	DataLogiq and Logiq, Inc. (Nevada), a Nevada corporation, business segment;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite..

●	On June 21, 2021, the Company completed the Canadian IPO offering of 1,976,434 units of its securities, consisting of shares common stock and warrants to purchase shares of common stock, on the NEO exchange in Canada.

Recent Corporate Developments

Amendment to Equity Incentive Plan

On April 21, 2021, in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, amended and restated its 2020 Equity Incentive Plan to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to the A&R Plan (as defined below), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (y) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the A&R Plan in good faith using any reasonable method of valuation. In addition, the Company amended and restated the form agreements for awards made pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan (the “A&R Plan”) to reflect the foregoing changes.

The Company’s A&R Plan and amended form award agreements were approved by the Company’s Board of Directors on April 21, 2021 and the Company’s stockholders on January 25, 2022.

Amendments to Bylaws – Adoption of Majority Voting Policy

On April 21, 2021, the Company’s Board of Directors (the “Board”), in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, approved and adopted a Majority Voting Policy for the election of directors (the “Policy”), which policy effectively alters the manner in which directors are elected under the Company’s Bylaws, and is therefore, subject to shareholder approval. The Company’s Stockholders approved the Policy and related changes to the Company’s Bylaws at a special meeting of stockholders on January 25, 2022.

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

AppLogiq Spin-Off

On December 15, 2021, we entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”) and public reporting subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 78.5% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur six months from completion of the Separation (the “Distribution Date”).

On January 27, 2022, we completed the transfer of our AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to the Company (the “Lovarra Shares”). The Company will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra), which the Company intends to complete approximately 6 months from now, subject to customary conditions and approvals.

Until such time as the Distribution is complete, we will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

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

Results of Operations

Results of Operations for the Three Months ended December 31, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended December 31, 2021 and 2020. The consolidated results include Logiq, Inc. (a Delaware Corporation), and its subsidiaries, Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment). Logiq, Inc. (Delaware) results include our business segment AppLogiq.

	For the three months ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$13,136,311	100.0%	$6,583,634	100.0%	$6,552,677	99.5%
Cost of revenues (service)	9,060,147	69.0	5,195,432	78.9	3,864,715	74.4
Gross profit	4,076,164	31.0	1,388,202	21.1	2,687,962	193.6

Depreciation and amortization	1,030,932	7.8	611,372	9.3	419,560	68.6
General and administrative	3,869,768	29.5	4,643,766	70.5	(773,998)	(16.7)
Sales and marketing	1,098,004	8.4	726,662	11.0	371,342	51.1
Research and development	3,390,493	25.8	2,568,120	39.0	822,373	32.0
Total operating expenses	9,389,197	71.5	8,549,920	129.9	839,277	9.8
(Loss) from operations	(5,313,033)	(40.4)	(7,161,718)	(108.8)	1,848,685	(25.8)

Other (Expenses)/Income, net	18,478	0.14	19,235	0.29	(757)	(3.9)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(5,294,555)	(40.3)	(7,142,483)	(108.5)	1,847,928	(25.9)
Income tax (expense)	(1,440)	(0)	-	-	(1,440)	(0)
Net (Loss)	(5,295,995)	(40.3)	(7,142,483)	(108.5)	1,846,488	(25.9)

Logiq (Delaware) including AppLogiq results of operations

	For the three months ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$6,206,027	100.0%	$2,112,988	100.0%	$4,093,039	193.7%
Cost of revenues (service)	4,192,271	67.6	1,580,897	74.8	2,611,374	165.2
Gross profit	2,013,756	32.4	532,091	25.2	1,481,665	278.5

Depreciation and amortization	31,285	0.5	31,283	1.5	2	0.0
General and administrative	993,220	16.0	3,351,717	158.6	(2,358,497)	(70.4)
Sales and marketing	-	-.0	557,625	26.4	(557,625)	(100.0)
Research and development	3,268,448	52.7	2,455,413	116.2	813,035	33.1
Total operating expenses	4,292,953	69.2	6,396,038	302.7	(2,103,085)	(32.9)
(Loss) from operations	(2,279,197)	(36.7)	(5,863,947)	(277.5)	3,584,750	(61.1)

Other (Expenses)/Income, net	-	-	25,015	1.18	(25,015)	(100.00)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,279,197)	(36.7)	(5,838,932)	(276.3)	3,559,735	(61.0)
Income tax (expense)	(1,440)	(0)	-	-	(1,440)	(0)
Net (Loss)	(2,280,637)	(36.7)	(5,838,932)	(276.3)	3,558,295	(60.9)

Logiq (Nevada) including DataLogiq results of operations

	For the three months ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$6,930,284	100.0%	$4,470,646	100.0%	$2,459,638	55.0%
Cost of revenues (service)	4,867,876	70.2	3,614,535	80.9	1,253,341	34.7
Gross profit	2,062,408	29.8	856,111	19.1	1,206,297	140.9

Depreciation and amortization	999,647	14.4	580,088	13.0	419,559	72.3
General and administrative	2,876,548	41.5	1,292,050	28.9	1,584,498	122.6
Sales and marketing	1,098,004	15.8	169,037	3.8	928,967	549.6
Research and development	(122,045)	1.8	112,707	2.5	9,338	8.3
Total operating expenses	5,096,244	73.5	2,153,882	48.2	2,942,362	136.6
(Loss) from operations	(3,033,836)	(43.8)	(1,297,771)	(29.0)	(1,736,065)	133.8

Other (Expenses)/Income, net	18,478	0.27	(5,780)	(0.13)	24,258	(419.69)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(3,015,358)	(43.5)	(1,303,551)	(29.2)	(1,711,807)	131.3
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(3,015,358)	(43.5)	(1,303,551)	(29.2)	(1,711,807)	131.3

Consolidated Revenue (Service)

Consolidated Revenues were $13,136,311 and $6,583,634 for the three months ended December 31, 2021 and 2020, respectively.

The revenues from our AppLogiq segment (CreateApp platform) increased to $6,206,027 compared to $2,112,988 for the three months ended December 31, 2021 and 2020, respectively, as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform revenues increased to $6,930,284 compared to $4,470,646 for the three months ended December 31, 2021 and 2020, respectively. The increase in revenues is due to a large increase in the data monetization business and the inclusion of revenue from Push Interactive.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $9,060,147 and $5,195,432 for the three months ended December 31, 2021 and 2020, respectively.

The Cost of revenues of the Company’s CreateAPP platform increased to $4,192,271 from $1,580,897 for the three months ended December 31, 2021 and 2020 respectively.

Our DataLogiq platform cost of revenue was $4,867,876 compared to $3,614,535 for the three months ended December 31, 2021 and 2020 respectively.

Consolidated Gross Profit

Our consolidated gross margin was $4,076,164 compared to $1,388,202 for the three months ended December 31, 2021 and 2020 respectively.

Our consolidated gross margin increased to 31.0% from 21.1% for the three months ended December 31, 2021 and 2020.

Our AppLogiq (CreateApp) platform gross margin was $2,013,756 compared to $532,091 for the three months ended December 31, 2021 and 2020 respectively. Our AppLogiq gross margin increased to 32.4% from 25.2% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin was $2,062,408 and $856,111 for the three months ended December 31, 2021 and 2020, respectively. Our DataLogiq platform gross margin increased to 29.8% from 19.1% for the three months ended December 31, 2021 and 2020, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $3,869,768 and $4,643,766 for the three months ended December 31, 2021 and 2020, respectively.

The Company including AppLogiq’s General and administrative expenses were $993,220 and $3,351,717 for the three months ended December 31, 2021 and 2020, respectively. The decrease in the three months ended December 31, 2021 of $2,358,497 reflects stock compensation costs including shares issued to consultants and director . Other G&A cash expenses include legal & professional costs decrease of $167,628 and consultants $488,814.

Our DataLogiq platform General and administrative expenses were $2,876,548 and $1,292,050 for the three months ended December 31, 2021 and 2020, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management.

Stock-based compensation

Stock-based compensation expenses for the three months ended December 31, 2021 and 2020 was $33,309 and $1,704,643, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $1,098,004 and $726,662 for the three months ended December 31, 2021 and 2020, respectively. This includes Sales and Marketing expenses from our AppLogiq platform of $0 and $557,625 from our general marketing effort. Sales and Marketing expenses from our DataLogiq platform of $1,098,004 and $169,037 for the three months ended December 31, 2021 and 2020 includes the increased incentive compensation for sales teams and the inclusion of Fixel’s and Rebel’s sales and marketing costs.

Research and Development (R&D)

Consolidated Research and Development expenses were $3,390,493 and $2,568,120 for the three months ended December 31, 2021 and 2020, respectively.

Our AppLogiq (CreateAPP) platform Research and Development (R&D) expenses were $3,268,448 and $2,455,413 for the three months ended December 31, 2021 and 2020, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $18,478 and $19,235 for the three months ended December 31, 2021 and 2020 respectively. Our DataLogiq platform received income of $38,616 mainly from the PPP loan forgiveness.

Consolidated Net (Loss) Before Income Tax

The Company reports a Consolidated net loss of ($5,295,995) and ($7,142,483) for the three months ended December 31, 2021 and 2020 respectively.

The Company incorporating our AppLogiq (CreateAPP) platform incurred a net loss of ($2,279,197) and ($5,838,932) for the three months ended December 31, 2021 and 2020, respectively.

Our DataLogiq platform incurred a net loss of ($3,015,358) and ($1,303,551) for the three months ended December 31, 2021 and 2020 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards.

Logiq, Inc. (Delaware) including AppLogiq Results of Operations

Revenue (Service)

Our AppLogiq segment, with the change in focus away from bulk white label distributors to direct marketing end users, increased our revenues by 193.7% to $6,206,027 from $2,112,988 in the same period in FY2020, and the gross profit margins increased to 32.4% from 25.2%.

Cost of Revenue (Service)

AppLogiq Cost of Service revenues were $4,192,271 and $1,580,897 for the three months ended December 31, 2021 and 2020, respectively, as a result of increased revenues.

Gross Profit

AppLogiq Gross Profit increased to $2,013,756 from $532,091 for the three months ended December 31, 2021 and 2020, respectively. Gross Profit % improved to 32.4% from 25.2% for the three months ended December 31, 2021 and 2020, respectively as a result of the change in strategic focus from bulk white label distributors to direct marketing end users.

General and Administrative (G&A)

AppLogiq G&A expenses was $993,220 and $3,351,717 for the three months ended December 31, 2021 and 2020, respectively. The decrease in the three months ended December 31, 2021 of $1,671,336 reflects stock compensation costs including shares issued to consultants, director, legal fee and retainers .. Other G&A cash expenses include legal & professional costs decrease of $152,353 and consultants $503,814.

Consultancy fees including stock compensation was $0 and $1,353,320 for the three months ended December 31, 2021 and 2020, respectively.

Legal & professional fees including stock compensation was $0 and $15,275 for the three months ended December 31, 2021 and 2020, respectively.

Sales and Marketing (S&M)

AppLogiq S&M expense was $0 and $557,625 for the three months ended December 31, 2021 and 2020, respectively.

Research and Development (R&D)

AppLogiq Research and Development expense was $3,268,448 and $2,455,413 for three months ended December 31, 2021 and 2020, respectively.

The increased spending reflects an increase in spending on features for lower margin accounts serviced through bulk white-label distributors the contracts of which have subsequently been terminated from a change in our strategic focus. The Company continued development of the Company’s system support knowledge base, integrated various functionality and data mining and analytics dashboard for the AtoZGo delivery service and the AtoZPay payment facility and other internal systems in the three months ended December 31, 2021.

(Loss) from Operations

The Company including our AppLogiq segment posted a loss from operations of $(2,279,197) and $(5,863,947) for the three months ended December 31, 2021 and 2020, respectively. Our loss arose as a result of change in strategic focus from bulk white label distributors to direct marketing end users. In addition, our General and Administrative decrease reflects stock compensation costs including $33,309 and $1,704,645 for the three months ended December 31, 2021 and 2020, respectively

Other Income/(Expenses)

AppLogiq there was $0 and $25,015 for the three months ended December 31, 2021 and 2020, respectively.

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $4,470,646 for the three months ended December 31, 2020 compared to $6,930,284 for the same period in 2021, an increase of $2,459,638 or 55.0%. The increase in revenues is primarily a result of our continued focus on growing the data monetization business.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $3,614,535 for the three months ended December 31, 2020 compared to $4,867,876 for the same period in 2021, an increase of $1,253,341 or 34.7%.

Gross Profit

DataLogiq gross profit was $856,111 for the three months ended December 31, 2020 compared to $2,062,408 for the same period in 2021, an increase of $1,206,297 or 140.9%. Gross profit margin was 19.1% for the three months ended December 31, 2020 compared to 29.8% for the same period in 2021. The increase is due to an increase in our data monetization revenues and a decrease in our overall customer acquisition costs.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $580,088 for the three months ended December 31, 2020 compared to $999,647 for the same period in 2021, an increase of $419,559 or 72.3%. The increase is due to the acquisitions of Fixel AI in November 2020 and Rebel AI in March 2021 and the depreciation and amortization expense associated with those subsidiaries.

General and administrative

DataLogiq general and administrative expenses were $1,292,050 for the three months ended December 31, 2020 compared to $2,876,548 for the same period in 2021, an increase of $1,584,498 or 122.6%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $169,037 for the three months ended December 31, 2020 compared to $1,098,004 for the same period in 2021, an increase of $928,967 or 549.6%. The increase is primarily due to commissions and the marketing contract with Civet Digital for $550K.

Research and development

DataLogiq research and development expenses were $112,707 for the three months ended December 31, 2020 compared to $122,045 for the same period in 2021, an increase of $9,338 or 8.3%. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the acquisition of Fixel AI and Rebel AI and the research and development expenses from that business unit.

(Loss) from Operations

DataLogiq’s loss from operations was $(1,297,771) for the three months ended December 31, 2020 compared to $(3,033,836) for the same period in 2021.

Other Income/(Expenses)

For the three months ended December 31, 2021, DataLogiq other income was $18,478 compared to $(5,780) for the same period in 2020.

Results of Operations for the fiscal years ended December 31, 2021 and 2020

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2021, and December 31, 2020 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, Logiq, Inc (a Nevada Corporation), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq.

Consolidated Results of Operations

	For the fiscal years ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$37,346,859	100.0%	$37,910,393	100.0%	$(563,534)	(1.5)%
Cost of revenues (service)	26,290,203	70.4	31,546,948	83.2	(5,256,745)	(16.7)
Gross profit	11,056,656	29.6	6,363,445	16.8	4,693,211	73.8

Depreciation and amortization	3,782,136	10.1	1,966,045	5.2	1,816,091	92.4
General and administrative	18,166,721	48.6	10,994,815	29.0	7,171,907	65.2
Sales and marketing	2,296,483	6.1	1,423,909	3.8	872,574	61.3
Research and development	7,400,732	19.8	6,244,704	16.5	1,156,028	18.5
Total operating expenses	31,646,072	84.7	20,629,473	54.4	11,016,600	53.4
(Loss) from operations	(20,589,416)	(55.1)	(14,266,028)	(37.6)	(6,323,389)	44.3

Other (Expenses)/Income, net	474,510	1.27	(243,641)	(0.64)	718,151	(294.8)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(20,114,906)	(53.9)	(14,509,669)	(38.3)	(5,605,238)	38.6
Income tax (expense)	(11,881)	(0)	-	-	(11,881)	(0)
Net (Loss)	(20,126,787)	(53.9)	(14,509,669)	(38.3)	(5,617,119)	38.7

Logiq (Delaware) including AppLogiq results of operations

	For the fiscal years ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$14,340,379	100.0%	$22,758,572	100.0%	$(8,418,193)	(37.0)%
Cost of revenues (service)	9,787,285	68.2	19,094,090	83.9	(9,306,805)	(48.7)
Gross profit	4,553,094	31.8	3,664,482	16.1	888,612	24.2

Depreciation and amortization	125,133	0.9	113,533	0.5	11,600	10.2
General and administrative	9,234,094	64.4	6,611,134	29.0	2,622,961	39.7
Sales and marketing	122,300	0.9	1,016,625	4.5	(894,325)	(88.0)
Research and development	6,718,168	46.8	5,953,913	26.2	764,255	12.8
Total operating expenses	16,199,695	113.0	13,695,205	60.2	2,504,490	18.3
(Loss) from operations	(11,646,601)	(81.2)	(10,030,723)	(44.1)	(1,615,878)	16.1

Other (Expenses)/Income, net	(76,937)	(1)	16,748	0.07	(93,685)	(559.38)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(11,723,538)	(81.8)	(10,013,975)	(44.0)	(1,709,563)	17.1
Income tax (expense)	(11,881)	(0)	-	-	(11,881)	(0)
Net (Loss)	(11,735,419)	(81.8)	(10,013,975)	(44.0)	(1,721,444)	17.2

Logiq (Nevada) including DataLogiq results of operations

	For the fiscal years ended
	December 31, 2021		December 31, 2020		Change
Revenue (service)	$23,006,480	100.0%	$15,151,821	100.0%	$7,854,659	51.8%
Cost of revenues (service)	16.502,918	71.7	12,452,858	82.2	4,050,060	32.5
Gross profit	6,503,562	28.3	2,698,963	17.8	3,804,599	141.0

Depreciation and amortization	3,657,003	15.9	1,852,512	12.2	1,804,491	97.4
General and administrative	8,932,627	38.8	4,383,681	28.9	4,584,946	103.8
Sales and marketing	2,174,183	9.5	407,284	2.7	1,766,899	433.8
Research and development	682,564	3.0	290,791	1.9	391,773	134.7
Total operating expenses	15,446,377	67.1	6,934,268	45.8	8,512,109	122.8
(Loss) from operations	(8,942,815)	(38.9)	(4,235,305)	(28.0)	(4,707,510)	111.1

Other (Expenses)/Income, net	551,447	2.40	(260,389)	(1.72)	811,836	(311.78)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(8,391,368)	(36.5)	(4,495,694)	(29.7)	(3,895,674)	86.7
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(8,391,368)	(36.5)	(4,495,694)	(29.7)	(3,895,674)	86.7

Consolidated Geographical Information – Revenue

Revenue by geographical region for the years ended December 31, 2021 and 2020 were as follows:

	2021	%	2020	%
Southeast Asia	$7,170,190	19.2	12,109,193	31.9
EU	3,585,095	9.6	5,570,000	14.7
South Korea	2,151,057	5.8	3,770,000	9.9
Africa	1,434,038	3.8	961,200	2.5
North America	23,006,480	61.6	15,500,000	40.9
Total revenue	$37,346,859	100.0	$37,910,393	100.0

Consolidated Revenue (Service)

Consolidated Service revenues were $37,346,859 and $37,910,393 for the twelve months ended December 31, 2021 and 2020, respectively. The decrease is due to the revenues of Applogiq decreased $8,418,193 or 37.0% from FY2020 to FY2021 due to a loss of customers as a result of adverse effects of the on-set of Covid-19 and from a strategic shift away from white label APP resellers and towards higher margin direct marketing customers.

Consolidated Cost of Revenue (Service)

Consolidated Cost of service was $26,290,203 and $31,546,948 for the twelve months ended December 31, 2021 and 2020, respectively. FY2020 included the cost of revenues of DATALogiq effective January 8, 2020.

Consolidated Gross Profit

Consolidated Gross Profit was $11,056,656 and $6,363,445 for the twelve months ended December 31, 2021 and 2020, respectively. FY2020 included the Gross profit of DATALogiq effective January 8, 2020.

Consolidated Gross Profit margin was 29.6% and 16.8% for the twelve months ended December 31, 2021 and 2020, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income was $474,510 and expenses $243,641 for the twelve months ended December 31, 2021 and 2020, respectively. The Consolidated income represents interest and gain on change in fair value from a US based money market bond portfolio and expense from early withdrawal fees from an escrow account in DATALogiq.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $18,166,721 and $10,994,815 for the twelve months ended December 31, 2021 and 2020, respectively. The increase is partly due to the inclusion of the G&A of DATALogiq business segment effective January 8, 2020 and Fixel AI effective November 1, 2020, respectively.

Significant movements are explained in the review of operations by business segments of APPLogiq, DATALogiq and Fixel AI in the sections below.

Sales and Marketing (S&M)

Consolidated S&M expense was $2,296,483 and $1,423,909 for the twelve months ended December 31, 2021 and 2020, respectively. The increase is mainly due to the inclusion of the sales and marketing for DATALogiq of $1,766,899 or 433.8% from FY2020 to FY2021.

Research and Development (R&D)

Consolidated Research and Development expense were $7,400,732 and $6,244,704 for the twelve months ended December 31, 2021 and 2020, respectively. The increase was due to an increase feature development for APPLogiq of $764,255 or 12.8% from FY2020 to FY2021.

Consolidated (Loss) from operations

The Company posted a loss from operations of $(20,589,416) and $(14,266,028) for the twelve months ended December 31,2021 and 2020, respectively. The increase is partly due to the inclusion of the loss from operations of DATALogiq business segment effective January 8, 2020 of $(4,235,305).

The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform as further described below.

Consolidated Net (loss)/profit before income tax

The Company posted a net loss before income tax $(20,126,787) and $(14,509,669) for the twelve months ended December 31, 2021 and 2020, respectively.

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

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2021 and 2020 was $3,534,545 and $2,014,223, respectively.

Consolidated Net (loss) income

The Company posted a consolidated net loss of $(20,126,787) for the twelve months ended December 31, 2021 as compared to a net loss of $(14,509,669) for the year ended December 31, 2020. The increase is partly due to the inclusion of the net loss from DATALogiq business segment effective January 8, 2020 of $(4,495,694).

Logiq, Inc. including APPLogiq Results of Operations

Revenue (Service)

APPLogiq Service revenues were $14,340,379 and $22,758,572 for the twelve months ended December 31, 2021 and 2020, respectively. APPLogiq revenues was down by 37.0% compared to 2020 due to a loss of customers as a result of adverse effects of the on-set of Covid-19 and from a strategic shift away from white label APP resellers and towards higher margin direct marketing customers.

Cost of Revenue (Service)

APPLogiq Cost of service was down 48.7% to $9,787,285 and $19,094,090 for the twelve months ended December 31, 2021 and 2020, respectively in line with the drop in revenues.

Gross Profit

APPLogiq Gross Profit was $4,553,094 and $3,664,482 for the twelve months ended December 31, 2021 and 2020, respectively. Gross Profit % was 31.8% and 16.1% for the twelve months ended December 31, 2021 and 2020, respectively as a result of the provision of complimentary services during Covid-19 to retain customers.

Other Income/(Expenses)

APPLogiq Other expenses $76,937 and income $16,748 for the twelve months ended December 31, 2021 and 2020, respectively. The other income represents interest and gain on change in fair value from a US based managed Financial asset money market bond portfolio.

General and Administrative (G&A)

APPLogiq G&A expenses was $9,234,094 and $6,611,134 for the twelve months ended December 31, 2021 and 2020, respectively.

Consultancy fees was $3,220,578 and $3,131,502 for the twelve months ended December 31, 2021 and 2020, respectively.

Legal & professional fees was $1,605,122 and $958,571 for the twelve months ended December 31, 2021 and 2020, respectively.

Sales and Marketing (S&M)

APPLogiq S&M expense was $122,300 and $1,016,625 for the twelve months ended December 31, 2021 and 2020, respectively as a result of engaging in market awareness campaigns.

Research and Development (R&D)

APPLogiq Research and Development expense was $6,718,168 and $5,953,913 for the twelve months ended December 31, 2021 and 2020, respectively.

(Loss) from operations

APPLogiq and the Company posted a loss from operations of $(11,646,601) and $(10,030,723) for the twelve months ended December 31,2021 and 2020, respectively.

DATALogiq business segment Results of Operations

Revenue (Service)

DATALogiq revenues increased from $15.2 million for the year ended December 31, 2020 to $23.0 million for the same period in 2021. The $7.9 million increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the revenues derived from its business.

Cost of Revenue (Service)

DATALogiq Cost of service increased from $12.5 million for the year ended December 31, 2020 to $16.5 million for the same period in 2021. The $4.1 million increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the cost of revenues resulting from its business.

Gross Profit

DATALogiq gross profit was $6.5 million for the year ended December 31, 2021 compared to $2.7 for the same period in 2020, an increase of $3.8 million. This segment was new in 2020, as a result of the acquisition of Push and Fixel.

DATALogiq gross profit margin was 28.3% for the year ended December 31, 2021 and compare to $17.8% for the year ended December 31, 2020.

Other (Expenses)

DATALogiq other expenses was $551,447 for year ended December 31, 2021 and represents cost from early withdrawal fees of restricted cash.

General and Administrative (G&A)

DATALogiq general and administrative expenses were $8.9 million for the year ended to December 31, 2021 compared to $4.4 million for the same period in 2020, an increase of $4.5 million. The increase is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020 and the hiring of additional employees in Q4 as we scaled up the business.

Sales and Marketing (S&M)

DATALogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses for the years ended December 31, 2021 and 2020 were $2.2 million and $0.4, respectively. The increase in sales and marketing costs of $1.8 million is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020.

Research and Development (R&D)

DATALogiq research and development expenses were $0.7 million for the year ended December 31, 20201 compared to $0.3 for the same period in 2020. Research and development costs include developers that support and enhance our technologies. The increase in research and development is due to the Logiq acquisition of Push in January 2020 and acquisition of Fixel in November 2020.

(Loss) from operations

DATALogiq’s loss from operations was $8.9 million for the year ended December 31, 2021 compared to $4.2 for the same period in 2020.

Liquidity and Capital Resources

During the year ended December 31, 2020, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our APPLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, and (iii) proceeds from third-party financings.

Canadian Initial Public Offering (IPO)

On June 9, 2021, the Company entered into an Agency Agreement (the “Agency Agreement”) with Research Capital Corporation (the “Agent”) relating to a Canadian initial public offering (the “Offering”) by the Company of a minimum of 1,666,667 units of securities (each, a “Unit”), and a maximum of 3,333,333 Units, at a price of C$3.00 per Unit (the “Offering Price”), for minimum gross proceeds of C$5,000,000, and maximum gross proceeds of C$10,000,000. Each Unit consists of (i) one share of common stock of the Company, par value $0.0001 per share (“Common Stock”, and the Common Stock included in a Unit being a “Unit Share”), and (ii) one Common Stock purchase warrant (each, a “Warrant”), where each Warrant entitles the holder thereof to acquire one share of Common Stock (each, a “Warrant Share”) at an exercise price of C$3.50 per Warrant Share, subject to adjustment, at any time before the third anniversary (the “Warrant Expiry Date”) of June 17, 2021 (the “Closing Date”). The Warrants will be governed by a warrant indenture (the “Warrant Indenture”) between the Company and Odyssey Trust Company (the “Warrant Agent”). No Units will be issued, however, as the Units will be immediately separated and purchasers will receive only shares of Common Stock and Warrants. Furthermore, the Company agreed to issue 83,333 units of securities (the “Advisory Fee Units”) to the Agent as compensation for certain strategic advisory and support services rendered. This number was determined by dividing C$250,000 by the Offering Price. Each Advisory Fee Unit is comprised of (i) one share of Common Stock, and (ii) one warrant exercisable to purchase one share of Common Stock at an exercise price of C$3.50 for a period of 36 months from the Closing Date.

On June 21, 2021, the Offering closed whereby the Company sold 1,976,434 Units for aggregate gross proceeds of C$5,929,302 before deducting offering expenses. The Company also issued 83,333 units of securities (the “Advisory Fee Units”), and 158,115 non-transferrable compensation options (the “Agent Options”) to the Agent as compensation for certain strategic advisory and support services rendered to the Company in connection with the Offering. Each Advisory Fee Unit is comprised of (i) one share of Common Stock, and (ii) one Warrant. Each Agent Option is exercisable for one Unit at an exercise price of C$3.00 per Unit. On June 21, 2021, the Company’s common stock began trading on the NEO Exchange under the symbol “LGIQ”. The Company’s common stock continues to trade in the United States on the OTCQX under the same symbol.

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

As of December 31, 2021, we currently have material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

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

We know of no trends or demands reasonably likely to affect liquidity other than those listed as Risk Factors.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2010:

	For the Year Ended December 31,
Cash flows:	2021	2020
Net cash (used in) operating activities	$(16,855,183)	$(11,974,597)
Net cash provided by (used in) investment activities	$(933,682)	$(3,803,967)
Net cash provided by financing activities	$15,885,352	$8,687,759

Operating Activities

During the year ended December 31, 2021, loss from operations used $(20,126,787), compared to $(14,509,669) for the year ended December 31, 2020.

Investing Activities

During the year ended December 31, 2021, we did use cash $933,682 for investing activities in the Company’s financial asset investment portfolio based and managed in the US.

Financing Activities

During the year ended December 31, 2021, we generated $15,885,352 from financing activities, compared to $8,687,759 of cash generated for the year ended December 31, 2021.

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

Contractual Obligations and Commitments

We have no material contractual obligations as of December 31, 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

LOGIQ, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Logiq, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Goodwill and Long-Lived Assets – Refer to Notes 2, 3 and 5 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $5.6 and $14.8 million respectively as of December 31, 2021. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 3 and 5 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2021.

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

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:

●	comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);

●	considering current technology, economy or other industry changes through review of relevant industry publications, current news publications and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the software technology asset should be tested for recoverability.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong

March 31, 2022

We have served as the Company’s auditor since 2012

LOGIQ, INC.

Consolidated Balance Sheets

	December 31	December 31
	2021	2020
	(Audited )	(Audited)
ASSETS
Non-current assets
Intangible assets, net	14,797,196	11,736,540
Property and equipment, net	153,973	178,561
Goodwill	5,577,926	5,078,090
Total non-current assets	20,529,095	16,993,191

Current assets
Amount due from associate	7,208,700	5,673,700
Accounts receivable	3,966,086	2,618,494
Right to use assets - operating lease	91,571	364,234
Prepayment, deposit and other receivables	804,011	206,443
Financial assets held for resale	681	594,263
Restricted cash	22,513	10,889
Cash and cash equivalents	1,563,752	3,478,889
Total current assets	13,657,314	12,946,912
Total assets	$34,186,409	$29,940,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,293,858	1,009,204
Accruals and other payables	1,804,131	1,110,732
Deferred revenue	10,500	46,857
Lease liability - operating lease	91,571	364,234
Convertible promissory notes	-	2,911,000
Amount due to director	-	77,500
Deposits received for share to be issued	401,028	-
Total current liabilities	4,601,088	5,519,527

Non-Current Liabilities
Other loan	10,000	10,000
Notes payable	-	507,068
Total non-current liabilities	10,000	517,068
Total liabilities	$4,611,088	$6,036,595

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 26,350,756 and 15,557,439 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively*	2,635	1,556
Additional paid-in capital	82,473,004	66,739,895
Capital reserves	29,349,795	19,285,383
Accumulated deficit brought forward	(82,250,113)	(62,123,326)
Total stockholder’s equity	29,575,321	23,903,508
Total liabilities and stockholders’ equity	$34,186,409	$29,940,103

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2021	2020
	(Audited)	(Audited)

Service Revenue	$37,346,859	$37,910,393
Cost of Service	26,290,203	31,546,948
Gross Profit	11,056,656	6,363,445

Operating Expenses
Depreciation and amortization	3,782,136	1,966,045
General and administrative	18,166,721	10,994,815
Sales and marketing	2,296,483	1,423,909
Research and development	7,400,732	6,244,704
Total Operating Expenses	31,646,072	20,629,473

(Loss) from Operations	(20,589,416)	(14,266,028)

Other (Expenses)/Income, net	474,510	(243,641)

Net (Loss) before income tax	(20,114,906)	(14,509,669)
Income tax (Corporate tax)	(11,881)	-
Net (Loss)	$(20,126,787)	$(14,509,669)

Net (Loss) per common share - basic and fully diluted:	(0.9499)	(1.1444)

Weighted average number of basic and fully diluted common shares outstanding*	21,187,556	12,678,904

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2021	2020
	(Audited)	(Audited)
OPERATING ACTIVITIES:
Net loss	$(20,126,787)	$(14,509,669)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	52,824	46,565
Amortization of intangible assets	3,729,313	1,919,480
PPP Loan forgiveness	(507,068)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,347,592)	(271,049)
Intangible assets	-	(116,000)
Prepayments, deposit and other receivables	(597,569)	(91,664)
Accounts payable	1,284,654	642,393
Accruals and payables	693,399	405,347
Deferred revenue	(36,357)	-
Net cash (used in) operating activities	(16,855,183)	(11,974,597)

INVESTING ACTIVITIES:
Increase in amount due from associate	(1,535,000)	(9,101)
Financial assets held for resale	593,582	2,136,100
Net restricted cash acquired in acquisitions	7,736	1,676,968
Net cash provided by (used in) investing activities	(933,682)	3,803,967

FINANCING ACTIVITIES:
Advances to associate	-	(2,848,000)
Repayment of bank loan	-	(500,000)
Borrowings under long term loan	-	10,000
Proceeds from Convertible bond	-	2,911,000
Proceeds from notes payable-US government CARES Act	-	507,068
Proceeds from shares to be issued	401,028	-
Proceeds from stock issuance, net of expenses	11,573,540	8,607,691
Proceeds from stock issuance from IPO, net of expenses	3,910,784	-
Net cash provided by (used in) financing activities	15,885,352	8,687,759

(DECREASE)/INRCREASE IN CASH AND CASH EQUIVALENTS	(1,903,513)	517,129

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,489,778	2,972,649

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,586,265	$3,489,778

NON-CASH TRANSACTION
Issuance of shares for services received	$3,534,545	$2,014,223

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2018	36,915,343	$3,692	$46,177,521	$-	$(41,071,971)	$5,109,242
Issuance of Shares	58,627,601	5,748	9,614,508	-	-	9,620,256
Cancelation of shares	(3,550,000)	(355)	355	-	-	-
Shares issued for services	19,311,309	2,045	2,265,734	-	-	2,267,779
Net loss for the year	-	-	-	-	(6,541,686)	(6,541,686)
Balance December 31, 2019	111,304,253	$11,130	$58,058,118	$-	$(47,613,657)	$10,455,591
Effect of reverse split from 13 shares to 1 share	(102,742,549)	(10,274)	10,274	-	-	-
Issuance of Shares	2,366,016	237	6,657,412	-	-	6,657,649
Issuance of Shares for acquisitions	3,311,668	331	-	19,285,383	-	19,285,714
Cancelation of shares	(404,439)	(40)	(616,841)	-	-	(616,881)
Shares issued for services	1,722,490	172	2,630,932	-	-	2,631,104
Net loss for the year	-	-	-	-	(14,509,669)	(14,509,669)
Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of Shares	5,675,343	568	9,287,284	-	-	9,287,852
Issuance of Shares for acquisitions	1,032,056	103	-	10,064,412	-	10,064,515
Cancelation of shares	(90,000)	(9)	-	-	-	(9)
Shares issued for services	2,313,941	231	3,534,825	-	-	3,535,056
Issuance of Shares for Convertible Note	1,861,977	186	2,911,000	-	-	2,911,186
Net loss for the year	-	-	-	-	(20,126,787)	(20,126,787)
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

Logiq, Inc.

DECEMBER 31, 2021 AND 2020

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

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc., headquartered in Minneapolis, Minnesota. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite.

●	On June 21, 2021, the Company completed the Canadian IPO offering of 1,976,434 units of its securities, consisting of shares common stock and warrants to purchase shares of common stock, on the NEO exchange in Canada.

AppLogiq Spin-Off

On December 15, 2021, we entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”) and public reporting subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 78.5% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur six months from completion of the Separation (the “Distribution Date”).

On January 27, 2022, we completed the transfer of our AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to the Company (the “Lovarra Shares”). The Company will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra), which the Company intends to complete approximately 6 months from now, subject to customary conditions and approvals.

Until such time as the Distribution is complete, we will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

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

The Company has 2 operating business segments:

APPLogiq marketed as CreateAPP platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business; and

DATALogiq is a business segment created in January 2020 from our acquisition of Push Holdings Inc, comprising a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands by Push Holdings Inc. and Fixel AI Inc. DataLogiq has developed a proprietary data management platform and integrates with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and data enrichment to maximize its return on acquisition through repeat monetization of each consumer.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2021 and 2020.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the years ended December 31, 2021 and 2020 amounted to $3,729,313 and $1,919,480, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

FINANCIAL ASSETS

Financial assets at fair value through profit or loss are stated at fair value, with any resultant gain or loss recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any dividend or interest earned on the financial asset and is included in ‘other gains and losses’ line in the statement of profit or loss and other comprehensive income. Fair value is determined in the manner described in Note 7.

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

Available-for-sale investments

Certain shares and debt securities held by the group are classified as being available for sale and are stated at fair value. Fair value is determined in the manner described in Note 4. Gains and losses arising from changes in fair value, impairment losses, interest calculated using the effective interest method and foreign exchange gains and losses on monetary assets are recognized directly in profit or loss. Dividends on available-for-sale equity instruments are recognized in profit or loss when the Company’s right to receive payments is established. The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at end of the reporting period. The change in fair value attributable to translation differences that result from a change in amortised cost of the available-for-sale monetary asset is recognized in profit or loss, and other changes are recognised in other comprehensive income.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of December 31, 2021 and 2020, the Company has the following amounts related to intangible assets:

	Logiq (Delaware)	DataLogiq	Total

Cost as of January 1, 2021	$1,885,330	$12,928,422	$14,813,752
Additions	$-	$6,789,969	$6,789,969
Cost as of December 31, 2021	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2021	$1,271,265	$1,805,947	$3,077,212
Charge for the period	$125,133	$3,604,180	$3,729,313
Accumulated depreciation as of December 31, 2021	$1,396,398	$5,410,127	$6,806,525

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

Net intangible assets as of December 31, 2020	$614,065	$11,122,475	$11,736,540

Amortization expenses related to intangible assets for the three months ended December 31, 2021 and 2010 amounted to $1,017,202 and $599,730, respectively. Amortization expenses related to intangible assets for the twelve months ended December 31, 2021 and 2020 amounted to $3,729,313 and $1,919,480, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of December 31, 2021 in the following fiscal years is as follows:

2022	$4,068,811
2023	4,068,811
2024	4,068,811
2025	2,251,265
2026 and thereafter	339,498
$14,797,196

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2021, and December 31, 2020, the Company’s DataLogiq business segment has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2021	$165,957	$59,169	$225,126
Additions	$-	28,236	$28,236
Cost as of December 31, 2021	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2021	$33,635	$12,930	$46,565
Charge for the period	$33,636	$19,188	$52,824
Accumulated depreciation as of December 31, 2021	$67,271	$32,118	$99,389

Net property and equipment as of December 31, 2021	$98,686	$55,287	$153,973

Net property and equipment as of December 31, 2020	$132,322	$46,239	$178,561

Depreciation expenses for the years ended December 31, 2021 and 2020 amounted to $52,824 and $46,565, respectively.

NOTE 5 – GOODWILL

	As of December 31,	As of December 31,
	2021	2020

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	-
Total	5,577,926	5,078,090

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,078,090

Goodwill has been allocated for impairment testing purposes to the acquisition of Push Holdings Inc.

The recoverable amount of this unit is determined based on external valuation performed by a third party valuation firm on March 20, 2020 as updated to December 31, 2021.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2021	2020

Accounts receivable - gross	$4,121,678	$2,673,113
Allowance for doubtful debts	(155,592)	(54,619)
Accounts receivable - net	3,966,086	2,618,494

Movement in allowance for doubtful debts

Balance as at beginning of period	$54,619	$54,619
Provision for bad debts	100,973	60,324
Reversal of the provision	-	(60,324)
Balance at end of period	155,592	54,619

Age of Impaired trade receivables

Current	$2,305,065	58.1%
1 - 30 days	1,333,789	33.6%
31 - 60 days	97,110	2.4%
61-90 days	125,456	3.2%
91 and over	104,666	2.7%
Total	3,966,086	100.0%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As at December 31, 2021		As at December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Held-for-trading investments	$681	$-	$594,263	$-

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

The Company held an 31% unexercised option in WIP as at December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as December 31, 2021.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 9 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 10 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2021 and December 31, 2020:

	As of December 31,	As of December 31,
	2021	2020

Deposit	$400,801	$60,000
Other receivables	-	1,876
Prepayments	403,210	144,567
	$804,011	$206,443

NOTE 11 – ACCRUALS AND OTHER PAYABLES

Accruals and other payable consist of the following:

	As of December 31,	As of December 31,
	2021	2020

Accruals	$1,804,131	$910,325
Other payables	-	200,407
	$1,804,131	$1,110,732

NOTE 12 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2021 and 2020, and which is subject to U.S. federal corporate income tax rate of 21% and 21%, respectively.

	As of December 31, 2021	As of December 31, 2020
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DATALogiq business segment (Logiq, Inc. (Nevada) formerly known as Origin8, Inc.)

As of December 31, 2021, this company does not have any deferred tax asset.

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

As disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, with the exception of 2 convertible promissory notes issued amounting to principal of $30,000, the 2020 Notes were converted into shares of our common stock at $2.50 following the qualifying conversion date of July 17, 2021. On September 1, 2021, 1,169,652 shares of our common stock underlying the 2020 Notes were issued pursuant to this conversion.

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

During the year ended December 31, 2020, a total of 6,995,735 shares (post reverse split of approximately 13:1) with par value of $0.0001 per share were issued to various stockholders.

In the year 2021 we have below common stock issuance:

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

During the period from October 1, 2021 to December 31, 2021, a total of 106,041 shares with par value of $0.0001 per share were issued to various stockholders.

Capital reserve

On January 9, 2020, the Company issued 35,714,285 shares to Conversion Point Technologies Inc. as consideration for the acquisition of all the assets of Logiq, Inc. Nevada formerly known as Origin8, Inc. incorporating Push Holdings Inc) in the amount of $14,284,714 and represents the excess of consideration over the par value of common stock of $0.0001 issued.

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

During the year ended December 31, 2021, 2,788,972 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

A summary of the Company’s stock option activity during the year ended December 31, 2019 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2014	250,000	0.6	2.8	0.67	$-
Less: Option expired	(250,000)	0.6	2.8	-	-
Options Outstanding, December 31, 2015	-	-	-	-	-
Options Outstanding, December 31, 2016	-	-	-	-	-
Options Outstanding, December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-
Options Outstanding, December 31, 2019	-	-	-	-	-
Options Outstanding, December 31, 2020	-	-	-	-	-
Options Outstanding, December 31, 2021	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2020. No new options were granted in the fiscal year 2020 or 2019.

Stock-Based Compensation

For the fiscal year ended December 31, 2021, a total of 2,313,941 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

NOTE 16 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2021 and 2020, respectively:

	For the three months ended December 31,		For the twelve months ended December 31,
	2021	2020	2021	2020
Numerator - basic and diluted
Net (Loss)	$(5,295,993)	$(7,142,483)	$(20,126,787)	$(14,509,669)

Denominator
Weighted average number of common shares outstanding - basic and diluted	26,307,321	14,093,979	21,187,556	12,678,904
(Loss) per common share - basic and diluted	$(0.2013)	$(0.5068)	$(0.9499)	$(1.1444)

The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s current executive offices are currently leased for $923 per month.

Logiq Inc (Nevada) leases approximately 12,422 square feet comprising 8,737 square feet of office space and 3,685 square feet of warehouse space in Minneapolis, Minnesota, at a rate of $210,000 per annum. The original lease of office space from a related party under common ownership was a 7.5-year lease expiring December 31, 2021.   The company extended its lease on the primary offices with a renewal option providing for additional lease period of twelve (12) months expiring December 31, 2022.

The operating lease is listed as separate line item on Logiq, Inc. (Nevada)’s December 31, 2020 and 2019 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s December 31, 2021 and 2020 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2021 and 2020, total operating right-of-use assets were $91,571 and $364,234, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

For the years-ended December 31, 2021 and 2020, the Group recorded approximately nil and $8,400 in amortization expense related to finance leases.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of December 31, 2021	As of December 31, 2020
Cash paid for operating lease liabilities	$367,200	367,200
Remaining lease term	1 year	1 year
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2021	$91,800

Less imputed interest	(229)
Total lease liability	$91,571

Legal proceedings

None.

NOTE 18 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: AppLogiq and DataLogiq. The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The AppLogiq reportable segment is comprised of the accounts of CreateApp and Corporate activities.

The DataLogiq reportable segment is comprised of the subsidiaries of Logiq, Inc. (a Nevada corporation), Fixel AI, Inc. and Rebel AI Inc.

The following table presents the segment information for the years ended December 31, 2021 and 2020:

	For the three months ended December 31,		For the twelve months ended December 31,
	2021	2020	2021	2020
Logiq (Delaware) incl APPLogiq
Segment operating income	$6,206,027	$2,112,988	$14,340,379	$22,758,572
Other corporate expenses, net	8,486,664	7,951,920	26,075,798	32,772,548
Total operating income	(2,280,637)	(5,838,932)	(11,735,419)	(10,013,976)

Logiq (Nevada) incl DATALogiq
Segment operating income	$6,930,284	$4,470,646	$23,006,480	$15,151,821
Other corporate expenses, net	9,945,640	5,774,197	31,397,848	19,647,514
Total operating income	(3,015,356)	(1,303,551)	(8,391,368)	(4,495,693)

Consolidated
Segment operating income	$13,136,311	$6,583,634	$37,346,859	$37,910,393
Other corporate expenses, net	18,432,304	13,726,117	57,473,646	52,420,062
Total operating income	(5,295,993)	(7,142,483)	(20,126,787)	(14,509,669)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues in 2021 and 2020.

NOTE 19 – GEOGRAPHICAL INFORMATION

	2021	%	2020	%	2019	%
Southeast Asia	$7,170,190	19.2	12,109,193	31.9	25,988,621	75.0
EU	3,585,095	9.6	5,570,000	14.7	5,888,800	17.0
South Korea	2,151,056	5.8	3,770,000	9.9	2,771,200	8.0
Africa	1,434,038	3.8	961,200	2.5	-	-
North America	23,006,480	61.6	15,500,000	40.9	-	-
Total revenue	$37,346,859	100.0	$37,910,393	100.0	$34,648,621	100.0

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Push Holdings. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Fixel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021.

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

The Company incurred some accounting and legal fees related to the acquisition of the assets of Rebel. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the period ended December 31, 2021.

In the consolidated statements of operations, revenues and expenses include the operations of Rebel AI, Inc. since March 29, 2021, which is the day after the acquisition date.

NOTE 21 – SUBSEQUENT EVENTS

AppLogiq Spin-Off

On December 15, 2021, we entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”) and public reporting subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 78.5% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur six months from completion of the Separation (the “Distribution Date”).

On January 27, 2022, we completed the transfer of our AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to the Company (the “Lovarra Shares”). The Company will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra), which the Company intends to complete approximately 6 months from now, subject to customary conditions and approvals.

Until such time as the Distribution is complete, we will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2022. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable.

Name	Age	Positions and Offices Held
Brent Suen	55	President, Chief Executive Officer, Principal Financial Officer and Director
John MacNeil	60	Chief Operating Officer, Chief of Staff and Director
Lionel Choong	60	Chief Financial Officer and Director
Eddie Foong	48	Vice President, Product
Matthew Burlage	58	Independent Director
Joshua Jacobs	51	Independent Director
Brett Lay	59	Independent Director
Ross O’Brian	54	Independent Director
Lea Hickman	54	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 55, President, Chief Executive Officer, Principal Financial Officer and Director

Brent Suen previously served as the Company’s Chief Executive Officer until September 1, 2020 and was re-appointed on January 7, 2022, and has been President of the Company since November 19, 2014, and a director of the Company since November 19, 2014. Mr. Suen has 27 years of experience in the investment banking industry. He began his career in merger arbitrage at Bear Stearns in 1988, at the age of 20, as the firms’ youngest hire. In 1993, he founded Axis Trading Corp., one of the first online platforms for stock trading and subsequently sold it to a division of Softbank in 1996. In 1997, he co-founded Elevation Capital which invested in and advised Silicon Valley based companies on IPO’s, mergers and acquisitions, strategic partnerships and fund raising. In 2003 Brent moved to Hong Kong and China where he established Bay2Peak S.A. Bay2Peak has invested in and advised over fifty companies which include Internet, software, renewable energy and life science companies. From 2006 to 2008 he also advised IRG TMT Asia Fund on private and public investments. In 2012 Brent served as advisor to McLarty Group and Citibank Venture Capital on a sale/leaseback program valued at $160 million leading to the eventual sale of the company for $630 million. For the past six years, Brent led the start-up and management of Empirica S.A., a security/intelligence and frontier markets focused advisory firm operating in Asia, the Middle East, Africa and Central Asia.

Mr. Suen holds a BA degree in Marketing from the University of Arkansas at Little Rock.

Based on Mr. Suen’s work experience and education, the Board believes that he is qualified to serve as executive chairman, director and Principal Financial Officer.

Lionel Choong, age 60, Chief Financial Officer, Principal Accounting Officer, Director

Lionel Choong has been Chief Financial Officer since July 17, 2015, and is a current member of our board. Since May 11, 2018, Mr. Choong is the audit committee chairman and independent non-executive director of Moxian Inc (NASD: MOXC). Previously, Mr. Choong was the Vice Chairman, audit committee chairman and an independent non-executive director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017. Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter. Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004 and Board Advisor to Really Sports Co., Ltd., a position he has held since June 2013. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (predecessor company of Logiq, Inc.).

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

Eddie Foong, age 48, Vice President, Product

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

John MacNeil, age 60, Chief Operating Officer, Chief of Staff, Director

Mr. MacNeil has served as our Chief Operating Officer since January 7, 2022. Mr. MacNeil has more than 30 years of experience in the financial services and technology industries. He has advised technology, financial technology and renewable energy companies on strategic relationships, financial forecasting, investor relations and capital formation. He previously served as a portfolio manager for technology funds at Schroders Investment Management. He holds a Bachelor of Electrical Engineering from University of Connecticut and MBA from Columbia Business School.

Joshua Jacobs, age 51, Independent Director

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

Mr. Jacobs has held senior global executive roles in market leading technology companies including:

●	President of Services at Kik Interactive where Mr. Jacobs lead the team creating a developer and partner ecosystem, powered by one of the world’s leading chat and messaging platforms.

●	SVP of Advertising Products and Global Marketing at Glam Media (Mode Media) where Mr. Jacobs oversaw all aspects of brand advertising, applications and ad partners as well as the Glam Publisher Network of 1,400 sites. He was also responsible for Glam Media’s global marketing, including brand and agency marketing, corporate communications and research.

●	VP and General Manager of Marketing Technology at Yahoo! where he was responsible for driving Yahoo!’s advertising technology and publisher network display partnership strategy as well as driving the business operations supporting the company’s advertising platform business, as General Manager of the RightMedia Exchange.

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

Matthew Burlage, age 58, Independent Director

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

Ross O’Brien, age 54, Independent Director

Ross O’Brien is an independent, non-executive director of the Company. Mr. O’Brien is a telecommunications analyst and market entry consultant who focuses on Asia’s digital economies. He has been based in Hong Kong for over two decades, and has also lived and worked in Indonesia, Singapore, China, Vietnam, and Bangladesh.   Mr. O’Brien  runs the technology practice of B2B consultancy Intercedent Asia, where he focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions.  Mr. O’Brien  is also a Senior Contributing Editor at the MIT Technology Review’s Insight program. Previously,  Mr. O’Brien  been an analyst and consultant with Pyramid Research, Ovum (now Omdia) and Strategic Intelligence, and a consultant at AT&T Solutions. For many years, he ran the Hong Kong program of the Economist Newspaper’s senior executive advisory program, the Economist Corporate Network.

Mr. O’Brien holds an AB from Dartmouth College (Hanover, NH), and an MBA from the Haas School of Business (University of California at Berkeley). He is conversant and literate in Mandarin and Indonesian.

Based on Mr. O’Brien’s work experience and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Brett Lay, age 59, Independent Director

Brett Lay is an independent, non-executive director of the Company. Mr. Lay is currently the CEO for Gateway Network Connections /Asia Connectivity Elements, in addition to CEO HMB IX. Gateway Network Connections is a partnership with GTA in Guam for a newly constructed data center serving the Guam market, while HMB IX is a data center in Hermosa Beach California serving independent undersea cable owners’ termination equipment.  Previously, Mr. Lay served as Chief Financial Officer of Pacnet Limited, AsiaNetcom, and Pacific Internet from February 2007 to April 2015. A seasoned successful business executive with 30 years of operating experience including 15 years as a Chief Financial Officer for both private and public companies. He has 18 years of work experience in Asia while residing in Singapore and Hong Kong. He was an active member of the board of directors for joint ventures in China, India, South Korea, and Philippines.

Brett has his Masters of Science Finance and Masters of Science Management, from the University of Colorado, Denver. Based on Mr. Lay’s work experience, previous directorships, and education, the Board believes that he is well qualified to serve as an independent director of the Company.

Lea Hickman, age 54, Independent Director

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

Lea Hickman, Matthew Burlage, Ross O’Brien, Joshua Jacobs, and Brett Lay, are all independent directors. Brent Suen, John MacNeil and Lionel Choong are not independent directors as they are executive officers of the Company.

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

To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tom Furukawa, former Chief Executive Officer	0	0	0
Brent Suen, President, Chairman, Principal Financial Officer & Director	1	1	0
Lionel Choong, Chief Financial Officer, Principal Accounting Officer and Director	0	0	0
Daniel Urbino, former Chief Operating Officer	0	0	0
Eddie Foong, Vice President, Product	0	0	0
John MacNeil, Chief of Staff and Director	0	0	0
Matthew Burlage, Independent Director	0	0	0
Joshua Jacobs, Independent Director	0	0	0
Ross O’Brien, Independent Director	0	0	0
Brett Lay, Independent Director	0	0	0
Lea Hickman, Independent Director	0	0	0

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Position	Year	Salary paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)			Non-qualified deferred compensation earnings ($)		All other compensation ($)	Total ($)

Brent Suen
President, Chairman, Chief Executive Officer, President, Principal Financial Officer and Director	2020	144,000	213,125		-		-		-	-	357,125
	2021	216,000	48,880		-		-		-	-	264,880

Tom Furukawa
Chief Executive Officer (former)	2020	275,000	90,000		-		-		-	-	365,000
	2021	-	84,225		-		-		-	-	84,225

Daniel Urbino,
Chief Operating Officer (former)	2020	222,799	-		-	6,771			-	-	229,570
	2021	-	198,575		-		-		-	-	198,575
									-
Lionel Choong
Chief Financial Officer, Principal Accounting Officer and Director	2020	144,000	129,250		-		-		-	-	273,250
	2021	144,000	-		-		-		-	-	144,000

John MacNeil
Chief Operating Officer, Chief of Staff and director	2020 2021	90,000 240,000	193,875 -		- -		- -		- -	- -	283,875 240,000

Eddie Foong
Vice President, Product	2020	120,000	64,625		-		-		-	-	184,625
	2021	-	-		-		-		-	-	-

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2021 and 2020.

Narrative Disclosure to Compensation Tables

Mr. Suen is entitled to a base compensation of $216,000 per annum.

Mr. Choong is entitled to a base compensation of $144,000 per annum.

Mr. MacNeil is entitled to a base compensation of $240,000 per annum.

Mr. Furukawa is entitled to a base compensation of $275,000 per annum. Mr. Furukawa shall be entitled to receive bonus (the “Bonus”) and incentive compensation, described below (the “Incentive Compensation”) of up to $180,000 per annum based on the performance metrics of the Company. Payment of the Bonus is conditioned on compliance with applicable law, and shall be payable to Mr. Furukawa in equal quarterly installments (i) only if the Mr. Furukawa has not breached the terms of his employment agreement, and (ii) only if Mr. Furukawa continues to be employed by the Company on the date of determination of the Bonus as well as on the date of payment thereof. The Incentive Compensation is subject to approval of the Board. Mr. Furukawa shall receive equity compensation, which shall be granted pursuant to the terms of the Equity Incentive Plan. Mr. Furukawa departed as CEO on January 7, 2022.

Mr. Hartman is entitled to a base compensation of $220,000 per annum. Hartman is also entitled to receive (i) a bonus of up to $88,000, (ii) additional equity incentive compensation to be determined at a later date, and (iii) certain payments and/or severance payments in the event that there is a change of control in the Company and/or if Mr. Hartman resigns or is terminated from the Company for cause or without cause, as applicable, pursuant to the terms and conditions of Mr. Hartman’s Employment Agreement with the Company. Mr. Hartman departed as COO on January 7, 2022.

Outstanding Equity Awards at Fiscal Year End

There are no shares of common stock underlying outstanding equity incentive plan awards for the executive officer as of December 31, 2021.

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

On April 21, 2021, the Company amended and restated the Plan (as amended and restated, the “First A&R Plan”), subject to stockholder approval, to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to such amendment (the “First A&R Plan”), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (y) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the First A&R Plan in good faith using any reasonable method of valuation.

On October 22, 2021, the Company amended and restated the Plan again (as amended and restated, the “Second A&R Plan”), which was approved by the Company’s stockholders on January 25, 2022. The Second A&R Plan amends the Plan to (i) incorporate those changes previously included in the First A&R Plan and (ii) increase the number of shares of common stock authorized for issuance thereunder from 2,000,000 shares to 5,000,000 shares.

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

Name	Year	Fees earned or paid in cash (US$)	Stock awards (US$)	Option-based awards (US$)		Non-equity incentive plan compensation (US$)	Nonqualified deferred compensation earnings (US$)	All other compensation (US$)	Total (US$)

Matthew Burlage	2020	$-	$50,000		$-	$-	$-	$-	$50,000
	2021	$-	$48,880	$		$-	$-	$-	$48,880

Ross O’Brien	2020	$-	$25,850		$-	$-	$-	$-	$25,850
	2021	$-	$-		$-	-	$-	$-	$-

Brett Lay	2020	$-	$50,000		$-	$-	$-	$-	$50,000
	2021	$-	$-		$-	$-	$-	$-	$-

Joshua Jacobs	2020	$-	$-		$-	$-	$-	$-	$-
	2021	$-	$22,913		$-	$-	$-	$-	$22,913

Lea Hickman	2020	$-	$-		$-	$-	$-	$-	$-
	2021	$-	$-	$		$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 29, 2022, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of Logiq, Inc., 85 Broad Street, 16-079, New York, NY 10004.

Name of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors
Brent Suen	President, Chief Executive Officer, Chairman, Principal Financial Officer & Director	349,842	1.3
John MacNeil	Chief Operating Officer, Chief of Staff & Director	174,612	0.7
Eddie Foong	Vice President, Product	289,995	1.1
Lionel Choong	Chief Financial Officer, Principal Accounting Officer & Director	150,305	0.6
Matthew Burlage	Independent Director	133,075	0.5
Ross O’Brien	Independent Director	102,307	0.4
Joshua Jacobs	Independent director	15,000	0.1
Lea Hickman	Independent Director	-	-
Brett Lay	Independent Director	102,307	0.4
All Directors and Officers as a group (9 persons)		1,317,442	5.1
5% or greater Shareholders		3,981,681	15.2
None

Notes:

(1)	Applicable percentage ownership is based on 26,243,516 shares of common stock outstanding as of March 29, 2022.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For the year ended 2021, we have not entered into any transactions with any of our directors, nominees for director, officers or principal shareholders, nor any associate or affiliate of the foregoing, and we are not currently considering any proposed transactions with such related persons in which:

●	the amounts involved exceeded or will exceed $120,000; or

●	one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years, and in which any such related person had or will have a direct or indirect material interest

No director has informed the Company of any related party transactions.

Board Committees and Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of OTCQX and the NEO Exchange.

Policies and Procedures Regarding Related Party Transactions

We have not adopted any formal procedures for the review or ratification, or standards for approval, of related-party transactions, but instead review such transactions on a case-by-case basis.

Item 14. Principal Accountant Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020:

	Financial Statements for the year ended December 31
	2021			2020
	Logiq	AppLogiq	DataLogiq	Logiq	AppLogiq	DataLogiq
Audit fees	45,000	40,000	55,000	45,000	40,000	55,000
Audit related fees	18,000	-	-	18,000	-	-
Tax fees
Other fees
Total fees	63,000	40,000	55,000	63,000	40,000	55,000

Notes:

(1)	The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)	The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

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

(b) Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement by and among Logiq, Inc. and its wholly-owned subsidiary, Origin8, Inc., Push Holdings, Inc. and ConversionPoint Technologies, Inc., dated as of December 16, 2019 (3)
2.2	Agreement and Plan of Merger by and among Fixel AI Inc., Logiq, Inc., Logiq Merger Sub, Inc., Etgar Shpivak, Hadar Shpivak and Elad Levy, dated as of October 30, 2020 (7)
2.3	Agreement and Plan of Merger by and among Logiq, Inc., RAI Acquisition Sub, Inc., Rebel AI, Inc, and Emmanuel Puentes, dated as of March 3, 2021 (9)
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated June 30, 2021 (13)
2.5	Master Distribution Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
2.6	Separation Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
2.7	Binding Letter of Intent, dated February 16, 2022 by and between Logiq, Inc., Battle Bridge Labs LLC, and Section 2383 LLC. *
3.1	Certificate of Incorporation, filed November 18, 2004
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (4)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011(4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013(4)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013(4)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013(4)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013(4)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013(4)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015(4)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020(4)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (4)
3.12	Bylaws (1)
3.13	First Amended and Restated Bylaws, dated January 25, 2022 (11)
4.1	Description of Registrant’s Securities. *
4.2	Form of Warrant Indenture, dated June 21, 2021 (12)
4.3	Form of Warrant to Purchase Common Stock (14)
4.4	Form of Indenture (15)
4.5	Warrant to Purchase Common Stock, dated March 30, 2022. (17)
10.1	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019 (2)
10.2	Executive Employment Agreement with Tom Furukawa, dated as of September 1, 2020 (5)
10.3	Executive Employment Agreement by and between Logiq, Inc. and Steven J. Hartman, dated as of November 4, 2020 (8)
10.4	Logiq, Inc. 2020 Equity Incentive Plan and related form agreements (6)
10.5	Logiq, Inc. Amended and Restated 2020 Equity Incentive Plan and related form agreements (10)
10.6	Second Amended and Restated 2020 Equity Incentive Plan (11)
10.7	Transition Services Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
10.8	Tax Sharing Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
10.9	Purchase Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC. (17)
10.10	Registration Rights Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC. (17)

21.1*	Subsidiaries of the Company
23.1*	Consent of Centurion ZD CPA & Co.*
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).

*	Filed herewith
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(2)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2019
(3)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 18, 2019
(4)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021
(5)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 4, 2020
(6)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on October 1, 2020
(7)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2020
(8)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 10, 2020
(9)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 5, 2021
(10)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 27, 2021
(11)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022
(12)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 21, 2021
(13)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 30, 2021
(14)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2021
(15)	Incorporated by reference to Form S-3 of the Company filed with the Securities and Exchange Commission on September 28, 2021
(16)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 16, 2021
(17)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: March 31, 2022	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman & Director (Principal Executive and Financial Officer)	March 31, 2022
Brent Suen

/s/ Lionel Choong	Chief Financial Officer, Director	March 31, 2022
Lionel Choong	(Principal Accounting Officer)

/s/ John MacNeil	Chief Operating Officer, Chief Of Staff, Director	March 31, 2022
John MacNeil

/s/ Matthew Burlage	Independent Director	March 31, 2022
Matthew Burlage

/s/ Ross O’Brien	Independent Director	March 31, 2022
Ross O’Brien

/s/ Brett Lay	Independent Director	March 31, 2022
Brett Lay

/s/ Josh Jacobs	Independent Director	March 31, 2022
Josh Jacobs

/s/ Lea Hickman	Independent Director	March 31, 2022
Lea Hickman