Form 10-Q
period 2022-03-31
LOGIQ, INC.
filed 2022-05-16
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, the issuer had 33,401,334 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	13,779,993	14,797,196
Property and equipment, net	140,246	153,973
Goodwill	5,577,926	5,577,926
Total non-current assets	19,498,165	20,529,095

Current assets
Amount due from associate	-	7,208,700
Accounts receivable	2,857,200	3,966,086
Right to use assets - operating lease	173,803	91,571
Prepayment, deposit and other receivables	606,627	804,011
Financial assets held for resale	-	681
Restricted cash	22,045	22,513
Cash and cash equivalents	3,749,303	1,563,752
Total current assets	7,408,978	13,657,314
Total assets	$26,907,143	$34,186,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,159,995	2,293,858
Accruals and other payables	1,732,925	1,804,131
Deferred revenue	3,154	10,500
Lease liability - operating lease	173,803	91,571
Deposits received for share to be issued	17,100	401,028
Total current liabilities	4,086,977	4,601,088

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$4,096,977	$4,611,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,169,516 and 26,350,756 shares issued and outstanding as of March 31, 2022 and December 31, 2020, respectively	2,917	2,635
Additional paid-in capital	84,068,490	82,473,004
Capital reserves	24,969,396	29,349,795
Accumulated deficit brought forward	(86,230,637)	(82,250,113)
Total stockholder’s equity	22,810,166	29,575,321
Total liabilities and stockholders’ equity	$26,907,143	$34,186,409

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Operations

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Service Revenue	$8,105,384	$8,080,312
Cost of Service	5,900,723	5,854,056
Gross Profit	2,204,661	2,226,256

Operating Expenses
Depreciation and amortization	1,030,930	689,345
General and administrative	3,600,997	4,144,365
Sales and marketing	299,316	369,261
Research and development	1,257,084	1,103,137
Total Operating Expenses	6,188,327	6,306,108

(Loss) from Operations	(3,983,666)	(4,079,852)

Other (Expenses)/Income, net	3,142	(1,897)

Net (Loss) before income tax	(3,980,524)	(4,081,749)
Income tax (Corporate tax)	-	-
Net (Loss)	$(3,980,524)	$(4,081,749)

Net (Loss) profit per common share - basic and fully diluted:	(0.1510)	(0.2497)

Weighted average number of basic and fully diluted common shares outstanding	26,367,804	16,345,439

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,980,524)	$(4,081,749)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	13,727	11,641
Amortization of intangible assets	1,017,203	677,705
Changes in operating assets and liabilities:
Accounts receivable	1,108,886	(699,169)
Prepayments, deposit and other receivables	197,383	(30,345)
Accounts payable	(133,863)	573,371
Accruals and other payables	(71,206)	1,594,481
Deferred revenue	(7,346)	(45,924)
Net cash (used in) operating activities	(1,855,740)	(1,999,989)

INVESTING ACTIVITIES:
Increase in amount due from associate	7,208,700	(500,000)
Financial assets held for resale	681	47,062
Net restricted cash acquired in acquisitions	-	7,736
Net cash provided by (used in) investing activities	7,209,381	(445,202)

FINANCING ACTIVITIES:
Repayment of bank loan	-	1,531
Proceeds from notes payable-US government CARES Act	-	1,820,521
Proceeds from shares to be issued	(383,928)	-
Proceeds from stock issuance, net of expenses	(2,784,631)	-
Net cash provided by (used in) financing activities	(3,168,559)	1,822,052

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,185,082	(623,139)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,586,265	3,489,778

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,771,348	$2,866,639

NON-CASH TRANSACTION
Issuance of shares for services received	$616,191	$1,525,904

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of Shares	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancelation of shares	(132,320)	(13)	-	-	-	(13)
Net loss for period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	$2,917	$84,068,490	$24,969,396	$(86,230,637)	$22,810,166

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-	-	1,420,413
Issuance of shares for acquisitions	1,032,056	103	-	6,192,336	-	6,192,439
Issuance of shares for services	998,955	100	1,525,904	-	-	1,526,004
Net loss for the period	-	-	-	-	(4,081,749)	(4,081,749)
Balance March 31, 2021	17,826,644	$1,783	$69,686,188	$25,477,719	$(66,205,075)	$28,960,615

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City, Singapore, Minneapolis, MN, Denver, CO, and Jakarta, Indonesia. The Company’s common stock is quoted on the OTCQX under the symbol “LGIQ”, and the NEO Exchange in Canada under the same symbol.

Business Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its “AppLogiq” business segment (operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web, and (ii) its “DataLogiq” business segment, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

The Company enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing AppLogiq’s CreateApp platform that is offered as a Platform as a Service (“PaaS”) to the Company’s customers. The Company’s DataLogiq business segment offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis.

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

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc. (“Fixel”), thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., a Delaware corporation (“Rebel”). By acquiring Rebel and its platform, the Company enables brands and agencies to securely transact media and activate first-party data.

●	On June 21, 2021, the Company completed its Canadian IPO offering of 1,976,434 units of its securities, consisting of shares warrants to purchase shares of common stock, on the NEO exchange in Canada.

●

On March 31, 2022 the Company, Battle Bridge Acquisition Co, LLC, a company beneficially owned entirely by the Company (the “Buyer”), Section 2383 LLC, a Wyoming limited liability company (“Seller”), Travis Phipps, an individual (“Phipps”) and Robb Billy (“Billy” and, together with Phipps, the “Founders”) and Travis Phipps, as Representative, entered into an asset purchase agreement (the “Battle Bridge Purchase Agreement”) whereby the Buyer agreed to purchase from Seller and Seller agreed to sell to Buyer substantially all of the assets of Seller which represents the “Battle Bridge Labs” business (the “Battle Bridge Assets”) (collectively, the “Transaction”). The consummation of the Transaction (the “Closing”) occurred simultaneously with execution of the Battle Bridge Purchase Agreement on March 31, 2022.

As consideration for the Buyer’s acquisition of the Battle Bridge Assets, the Company agreed to pay $3,250,000 (the “Purchase Price”) which consisted of $250,000 in cash (the “Cash Consideration”) and the issuance of 2,912,621 shares of restricted common stock of the Company at $1.03 per share (the “Stock Consideration”) (representing $3,000,000 in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s Common Stock as reported by Bloomberg LP for the twenty (20) trading days immediately prior to Closing. $500,000 in Stock Consideration was retained by the Company at the Closing and held as partial security to satisfy indemnification claims for a period of 12 months following the Closing.

In addition, the recipients of the Stock Consideration agreed to sign lock-up and leak-out agreements which provide that, following a 6-month lock-period and ending 18 months after Closing, any sales of the Company’s common stock by such recipients do not exceed one percent (1%) of the then applicable thirty (30) day trading average volume of the Company’s common stock as of such date.

AppLogiq Spin-Off

On December 15, 2021, the Company entered into various agreements with Lovarra, a Nevada corporation (“Lovarra”), and public reporting majority owned subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to Lovarra, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). Lovarra is a fully reporting U.S. public company, which is approximately 74.9% owned by the Company’s wholly owned subsidiary GoLogiq LLC (“GoLogiq”). In connection with the Separation, the Company intends to distribute, on a pro rata basis, 100% of the Company’s ownership interests in Lovarra to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares is expected to occur approximately six months from completion of the Separation (the “Distribution Date”), subject to customary conditions and approvals.

On January 27, 2022, the Company completed the transfer of its AppLogiq business to Lovarra. In connection with the completion of the transfer of AppLogiq to Lovarra, Lovarra issued 26,350,756 shares of its common stock to GoLogic (the “Lovarra Shares”). The Company, through GoLogiq, will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra).

Until such time as the Distribution is complete, the Company will consolidate and report the financials of the AppLogiq business as a consolidated subsidiary of Logiq.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc (Delaware) and its wholly owned material operating subsidiaries, Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel AI Inc., as well as the accounts of Lovarra, a majority owned subsidiary of Logiq, Inc. Material intercompany balances and transactions have been eliminated on consolidation.

Unless the context indicates otherwise, references in these notes to the consolidated financial statements to “AppLogiq,” “CreateApp” and “Lovarra” mean the Company’s reportable AppLogiq segment, which reflects the operations of Lovarra (OTC Pink: LOVA) within Logiq, Inc.

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

The Company has two operating business segments:

AppLogiq marketed as CreateApp is a platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business. Our AppLogiq segment was sold and assigned to Lovarra, a majority owned subsidiary of the Company, on January 27, 2022.

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

We identify our reportable business segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the two reportable segment e-commerce solutions and service provider. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision-making group, does not use assets as a basis to evaluate a segment’s performance.

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended March 31, 2022 and 2021.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the three months ended March 31, 2022 and 2021 amounted to $1,017,203 and $677,705, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of March 31, 2022.

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

As of March 31, 2022 and 2021, the allowance for bad debt was approximately $155,592 and $54,619, respectively.

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

See Note 13, Stockholders’ Equity, for further details on our stock awards.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of March 31, 2022 and 2021, the Company has the following amounts related to intangible assets:

	Lovarra Inc (Including CreateApp)	DataLogiq	Total

Cost as of January 1, 2022	$1,885,330	$19,718,391	$21,603,721
Additions	$-	$-	$-
Cost as of March 31, 2022	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2022	$1,396,398	$5,410,127	$6,806,525
Charge for the period	$31,283	$985,920	$1,017,203
Accumulated depreciation as of March 31, 2022	$1,427,681	$6,396,047	$7,823,728

Net intangible assets as of March 31, 2022	$457,649	$13,322,344	$13,779,993

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

Amortization expense related to intangible assets for the quarter ended March 31, 2022 and 2021 amounted to $1,017,203 and $677,705, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of March 31, 2022 in the next five fiscal years and thereafter is as follows:

Remaining of 2022	$3,051,608
2023	4,068,811
2024	4,068,811
2025	2,251,265
2026 and thereafter	339,498
$13,779,993

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and 2021, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2022	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of March 31, 2022	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2022	$67,271	$32,118	$99,389
Charge for the period	$8,409	$5,318	$13,727
Accumulated depreciation as of March 31, 2022	$75,680	$37,436	$113,116

Net property and equipment as of March 31, 2022	$90,277	$49,969	$140,246

Net property and equipment as of December 31, 2021	$98,686	$55,287	$153,973

Depreciation expense for the quarter ended March 31, 2022 and 2021 amounted to $13,727 and $11,641, respectively.

NOTE 5 – GOODWILL

	As of March 31,	As of December 31,
	2022	2021

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,577,926

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.

The recoverable amount of this unit is determined based on external valuation performed by a third-party valuation firm on March 20, 2020 as updated to December 31, 2021.

The assets were valued using a Fair Market Value basis as defined by the Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020, Fixel AI Inc Consolidated Balance Sheet as of November 2, 2020 and Rebel AI Inc Consolidated Balance Sheet as of March 29, 2021.

NOTE 6 – ACCOUNTS RECEIVABLE

	As of March 31,	As of December 31,
	2022	2021

Accounts receivable - gross	$3,012,792	$4,121,678
Allowance for doubtful debts	(155,592)	(155,592)
Accounts receivable - net	2,857,200	3,966,086

Movement in allowance for doubtful debts

Balance as at beginning of period	$155,592	$54,619
Provision for bad debts	-	100,973
Reversal of the provision	-	-
Balance at end of period	155,592	155,592

Age of Impaired trade receivables

Current	$1,354,812	45.0%
1 - 30 days	1,318,353	43.8%
31 - 60 days	67,905	2.3%
61-90 days	3,965	0.1%
91 and over	267,757	8.9%
Total	3,012,792	100.0%

NOTE 7 – INVESTMENT IN ASSOCIATE

On April 23, 2018, the Company participated in the incorporation of a company in Indonesia, PT Weyland Indonesia Perkasa (“WIP’), an Indonesian limited liability company of which the Company held a 49% equity interest with the option to purchase an additional 31% equity interest at a later date. In April 2019, the Company completed the distribution as a dividend in specie, to the Company’s shareholders of record at October 12, 2018 of its 49% equity interest in WIP to Weyland AtoZPay Inc. and now holds an equitable interest of 31% in WIP.

The results of operations under brand name PAY/GOLogiq of WIP from April 23, 2018 has not been included as the amount had been fully impaired.

The Company held a 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of March 31, 2022.

The Company is in the process of increasing its equity interest in WIP to 51% in order to consolidate the financial results of WIP on a going-forward basis.

NOTE 8 – AMOUNT DUE FROM ASSOCIATE

The amount due from associate is interest free, unsecured with no fixed repayment terms.

The amount due from associate of $7,243,700 has been acquired by Lovarra as of January 27, 2022.

	As of March 31,	As of December 31,
	2022	2021

Amount due from associate	$-	$7,208,700
	$-	$7,208,700

NOTE 9 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of March 31,	As of December 31,
	2022	2021

Deposit	$401,151	$400,801
Other receivables	-	-
Prepayments	205,476	403,210
	$606,627	$804,011

NOTE 10 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of March 31,	As of December 31,
	2022	2021

Accruals	$1,732,925	$1,804,131
Other payables	-	-
	$1,732,925	$1,804,131

NOTE 11 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the three months ended March 31, 2022 and 2021, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of March 31, 2021	As of December 31, 2020
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of March 31, 2022, the Company does not have any deferred tax assets.

NOTE 12 – NOTES PAYABLE

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

NOTE 13 – STOCKHOLDERS’ EQUITY

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

In the year 2022 we have below common stock issuance:

Sale of Common Stock – March 2022

On March 30, 2022, Logiq, Inc., a Delaware corporation (the “Company”), entered into a Purchase Agreement with Ionic Ventures, LLC (“Ionic”), whereby the Company has the right, but not the obligation, to sell to Ionic, and Ionic is obligated to purchase up to in the aggregate $40,000,000 worth of the Company’s common stock (the “Purchase Shares”), par value $0.0001 per share (“Common Stock”). Sales of Common Stock by the Company under the Purchase Agreement will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on March 30, 2020 (the “Primary Commencement Date”).

In connection with the execution of the Purchase Agreement, the Company is registering 2,926,000 shares of Common Stock to Ionic in connection with the purchase of $3,000,000 in shares of Common Stock (the “Primary Shares”) in connection with the initial purchase of Common Stock under the Purchase Agreement, which reflects an estimated value equal to the product of (A) the quotient of (y) the purchase amount (i.e., $3,000,000) divided by (z) the Pre-Settlement Regular Purchase Price (defined below), multiplied by (B) 125% (which Ionic may increase at its discretion). The “Pre-Settlement Regular Purchase Price” is equal to 80% of the closing price of the Common Stock on the OTCQX Market on the date immediately preceding the Company’s receipt of a purchase notice under the Purchase Agreement.

The Regular Purchase Price, which is the price at which future shares of Common Stock sold under the Purchase Agreement will be sold at, for the Purchase Shares shall equal 97% of the arithmetic average of the five lowest VWAPs during the period starting on the date that Ionic receives Pre-Settlement Regular Purchase Shares and ending on such date that the aggregate dollar volume of our common stock traded on our Principal Market equals five times the Purchase Amount, in the aggregate, subject to a five Trading Day minimum (provided, however, that each day on which Ionic has requested Purchase Shares which cannot be delivered to Ionic shall be excluded from such calculation). This is a forward pricing mechanism based on an estimate and true up and as of the date of this filing, the Regular Purchase Price has yet to be calculated.

Also in connection with the execution of the Purchase Agreement, the Company issued a Warrant to purchase 631,579 shares of Common Stock (1.5% of the total $40,000,000 commitment amount) to Ionic for no consideration as a commitment fee, and has agreed to register the shares issuable upon exercise of the Warrant. The Warrant may be exercised for cash, but may also be exercised on a cashless exercise basis, which means the Company may not receive any proceeds from such cashless exercise. Under the Warrant, the Company does not have the right to control the timing and amount of any Warrant exercises by Ionic, except that there is a 9.99% ownership limitation blocker in the Warrant. Ionic may ultimately decide to exercise all, some or none of the Warrant.

The Company intends to register the remaining up to $37,000,000 worth of Common Stock under the Purchase Agreement, or any additional Primary Shares that may be issued after the date hereof to Ionic, or any Purchase Shares which may be issuable to Ionic as a “true up” pursuant to the initial purchase described above pursuant to a resale registration statement on Form S-1 to be filed subsequently with the Securities and Exchange Commission (the “SEC”). The Company and Ionic entered into a Registration Rights Agreement (the “RRA”) dated as of March 30, 2022, for such purpose.

Actual sales of Common Stock to Ionic under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, an effective resale registration statement, which is a condition to the commencement of additional sales under the Purchase Agreement (each, a “Secondary Commencement”), market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company expects that any net proceeds received by the Company from sales to Ionic under the Purchase Agreement will be used for working capital and general corporate purposes.

The purchase price of the Common Stock purchased by the Ionic under the Purchase Agreement will be derived from prevailing market prices of the Company’s Common Stock immediately preceding the time of sale. The Company will control the timing and amount of future sales, if any, of Common Stock to Ionic. Ionic has no right to require the Company to sell any Common Stock to it, but Ionic is obligated to make purchases as the Company directs, subject to certain conditions.

The Purchase Agreement and the RRA each contains certain representations, warranties, covenants, closing conditions and indemnification and termination provisions by, between and for the benefit of the parties which are customary of transactions of this nature. Ionic may not assign or transfer its rights and obligations under the Purchase Agreement.

The issuance of the Primary Shares and the shares issuable upon exercise of the Warrant have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-259851) (the “Registration Statement”), and the related base prospectus included in the Registration Statement dated October 8, 2021, as supplemented by a prospectus supplement to be filed on or about March 31, 2022 (the “Prospectus Supplement”). A copy of the legal opinion of Procopio, Cory, Hargreaves & Savitch LLP as to the legality of the Primary Shares and the legal opinion of Carter Ledyard & Milburn LLP with respect to the legality of the Warrant are filed as Exhibits 5.1 and 5.2, respectively, attached hereto.

The foregoing is a summary description of certain terms of the Purchase Agreement, the RRA and the Warrant and, by its nature, is incomplete. Copies of the Purchase Agreement, RRA and Warrant are filed as Exhibits 10.1, 10.2 and 4.1, respectively, attached hereto. The foregoing descriptions of the Purchase Agreement, the RRA and the Warrant are qualified in their entirety by reference to the full text of such exhibits.

The provisions of the Purchase Agreement including any representations and warranties contained therein, are not for the benefit of any party other than the parties thereto and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s annual, quarterly and current reports it may file with the SEC.

On March 31, 2022 the Company, Battle Bridge Acquisition Co, LLC, a company beneficially owned entirely by the Company (the “Buyer”), Section 2383 LLC, a Wyoming limited liability company (“Seller”), Travis Phipps, an individual (“Phipps”) and Robb Billy (“Billy” and, together with Phipps, the “Founders”) and Travis Phipps, as Representative, entered into an asset purchase agreement (the “Battle Bridge Purchase Agreement”) whereby the Buyer agreed to purchase from Seller and Seller agreed to sell to Buyer substantially all of the assets of Seller which represents the “Battle Bridge Labs” business (the “Battle Bridge Assets”) (collectively, the “Transaction”). The consummation of the Transaction (the “Closing”) occurred simultaneously with execution of the Battle Bridge Purchase Agreement on March 31, 2022.

As consideration for the Buyer’s acquisition of the Battle Bridge Assets, the Company agreed to pay $3,250,000 (the “Purchase Price”) which consisted of $250,000 in cash (the “Cash Consideration”) and the issuance of 2,912,621 shares of restricted common stock of the Company at $1.03 per share (the “Stock Consideration”) (representing $3,000,000 in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s Common Stock as reported by Bloomberg LP for the twenty (20) trading days immediately prior to Closing. $500,000 in Stock Consideration was retained by the Company at the Closing and held as partial security to satisfy indemnification claims for a period of 12 months following the Closing.

In addition, the recipients of the Stock Consideration agreed to sign lock-up and leak-out agreements which provide that, following a 6-month lock-period and ending 18 months after Closing, any sales of the Company’s common stock by such recipients do not exceed one percent (1%) of the then applicable thirty (30) day trading average volume of the Company’s common stock as of such date.

During the period from January 1, 2022 to March 31, 2022, a total of 2,951,080 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the period from January 1, 2022 to March 31, 2022, a total of 25,080 shares with par value of $0.0001 per share were issued for consultancy services received.

Cancellation of Common Stock

During the three months ended March 31, 2022, 132,320 shares of common stock par value of $0.0001 per share, were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2022 for Logiq, Inc., a total of 132,320 shares of common stock was returned and 25,080 shares of common stock was issued for stock-based compensation to consultants.

NOTE 14 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021, respectively:

	For the three months ended March 31,
	2022	2021

Numerator - basic and diluted
Net (Loss)	$(3,980,524)	$(4,081,749)

Denominator
Weighted average number of common shares outstanding - basic and diluted	26,367,804	16,345,439
(Loss) per common share - basic and diluted	$(0.1510)	$(0.2497)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The operating lease is listed as separate line item on Logiq, Inc. (Nevada)’s March 31, 2022 and December 31, 2021 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s March 31, 2022 and December 31, 2021 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2022 and December 31, 2021, total operating right-of-use assets were $173,803 and $91,571, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of March 31, 2022	As of December 31, 2021
Cash paid for operating lease liabilities	$208,304	367,200
Remaining lease term	9 months	1 years
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2022	$175,000
Less imputed interest	(1,197)
Total lease liability	$173,803

Legal proceedings

None.

NOTE 16 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: DataLogiq and Lovarra (including CreateApp (Formerly known as AppLogiq). The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The Lovarra reportable segment is comprised of the reportable segment of the CreateApp (Formerly known as AppLogiq), which is held by the Company’s majority owned subsidiary, Lovarra.

The Logiq reportable segment is not a business segment but comprise Corporate activities.

The following table presents the segment information for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Logiq (Delaware)
Segment operating income	$-	$2,441,128
Other corporate expenses, net	(256,531)	5,270,305
Total operating (loss) income	(256,531)	(2,829,177)

Lovarra (including CreateApp)
Segment operating income	$3,309,017	$-
Other corporate expenses, net	4,699,640	-
Total operating (loss)	(1,390,623)	-

Logiq (Nevada) incl DataLogiq
Segment operating income	$4,796,367	$5,639,184
Other corporate expenses, net	7,642,798	6,891,756
Total operating (loss)	(2,846,431)	(1,252,572)

Consolidated
Segment operating income	$8,105,384	$8,080,312
Other corporate expenses, net	12,085,908	12,162,061
Total operating (loss)	(3,980,524)	(4,081,749)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months ended March 31, 2022 and 2021.

NOTE 17 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
	2022	%	2021	%
Southeast Asia	$2,398,184	29.6	1,220,564	15.1
EU	1,199,092	14.8	610,282	7.6
South Korea	719,455	8.9	366,169	4.5
Africa	479,637	5.9	244,113	3.0
North America	3,309,017	40.8	5,639,184	69.8
Total revenue	$8,105,384	100.0	$8,080,312	100.0

NOTE 18 – BUSINESS COMBINATION

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

During the year ended December 31, 2020, the Company, through its wholly-owned subsidiary, Logiq Inc (Nevada) acquired substantially all of the assets of Push Holdings, Inc. The fair values of assets acquired and liabilities assumed were as follows:

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

Lovarra

On January 27, 2022, the Company sold substantially all the assets of CreateApp to Lovarra, a fully reporting majority owned subsidiary of the Company, in exchange for 26,350,756 of Lovarra’s common stock at a price per share of $1.195411 (of par value $0.001). The fair value of the shares of common stock at the close of the transaction was $31,500,000 as determined by a valuation of the business. As a result of the transaction, Lovarra became a majority owned subsidiary of the Company.

The acquisition by Lovarra of substantially all the assets of CreateApp was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Lovarra’s operations included in the Company’s consolidated financial statements from January 1, 2022. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the period ended March 31, 2022, Lovarra acquired substantially all of the assets of CreateApp. The fair value of assets acquired assumed were as follows:

Intangible assets, net	$24,000,000
Goodwill	7,500,000
Net assets acquired	31,500,000

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Logiq, Inc. has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that Lovarra would have paid if Lovarra did not own the software technology.

On the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The intangible asset identified during the acquisition is software technology for CreateApp and Atoz Pay/Go platform, which has a weighted average useful life of five years, which is management’s best estimate at the time of the acquisition.

The CreateApp platform enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing “CreateApp,” which is a platform that is offered as a Platform as a Service (“PaaS”) to our customers.

AtozPay competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators. AtozGo is our PaaS platform that provides mobile payment capabilities for the local food delivery service industry.

The Company incurred some accounting and legal fees related to the acquisition of the assets of CreateApp. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2022.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

NOTE 19 – SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report refer to the following:

●	“Logiq, Inc. (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation;

●	DataLogiq and Logiq, Inc. (Nevada), a Nevada corporation, a business segment of the Company;

●	AppLogiq, a business segment of the Company, which is owned by Lovarra, a majority owned subsidiary of the Company;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through (i) its “AppLogiq” business segment (operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web, and (ii) “DataLogiq” business segment, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast e-commerce landscape.

The Company enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing AppLogiq’s CreateApp platform that is offered as a Platform as a Service (“PaaS”) to the Company’s customers. The Company’s DataLogiq business segment offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis.

We provide our PaaS and digital marketing to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business and on our SaaS platform when provisioning services for their marketing campaigns. We also recognize revenue on a cost per lead (“CPL”) basis and other metrics for engagements undertaken on a performance marketing basis.

The Company continues to expand its portfolio of offerings and the industries they serve:

●	In May 2018, the Company expanded its portfolio to fintech applications with the launch of its PayLogiq mobile payments platform in Indonesia.

●	In the fall of 2019, the Company expanded its portfolio to short-distance food delivery service with the launch of GoLogiq, a PaaS platform that provides mobile payment capabilities for the local food delivery service industry in Indonesia.

●	In January 2020, the Company completed the acquisition of substantially all of the assets of Push Holdings, Inc.. This acquired business, which the Company has rebranded as its DataLogiq division, operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DataLogiq has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq is located in Minneapolis, Minnesota, USA.

●	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc. (“Fixel”), thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

●	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite.

●	On June 21, 2021, the Company completed the Canadian IPO offering of 1,976,434 units of its securities, consisting of shares common stock and warrants to purchase shares of common stock, on the NEO exchange in Canada.

●

On March 31, 2022 the Company, Battle Bridge Acquisition Co, LLC, a company beneficially owned entirely by the Company (the “Buyer”), Section 2383 LLC, a Wyoming limited liability company (“Seller”), Travis Phipps, an individual (“Phipps”) and Robb Billy (“Billy” and, together with Phipps, the “Founders”) and Travis Phipps, as Representative, entered into an asset purchase agreement (the “Battle Bridge Purchase Agreement”) whereby the Buyer agreed to purchase from Seller and Seller agreed to sell to Buyer substantially all of the assets of Seller which represents the “Battle Bridge Labs” business (the “Battle Bridge Assets”) (collectively, the “Transaction”). The consummation of the Transaction (the “Closing”) occurred simultaneously with execution of the Battle Bridge Purchase Agreement on March 31, 2022.

As consideration for the Buyer’s acquisition of the Battle Bridge Assets, the Company agreed to pay $3,250,000 (the “Purchase Price”) which consisted of $250,000 in cash (the “Cash Consideration”) and the issuance of 2,912,621 shares of restricted common stock of the Company at $1.03 per share (the “Stock Consideration”) (representing $3,000,000 in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s Common Stock as reported by Bloomberg LP for the twenty (20) trading days immediately prior to Closing. $500,000 in Stock Consideration was retained by the Company at the Closing and held as partial security to satisfy indemnification claims for a period of 12 months following the Closing.

In addition, the recipients of the Stock Consideration agreed to sign lock-up and leak-out agreements which provide that, following a 6-month lock-period and ending 18 months after Closing, any sales of the Company’s common stock by such recipients do not exceed one percent (1%) of the then applicable thirty (30) day trading average volume of the Company’s common stock as of such date.

Recent Corporate Developments

Amendment to Equity Incentive Plan

On April 21, 2021, in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, amended and restated its 2020 Equity Incentive Plan (the “Plan”) to provide that stock options issued under the plan (i) may not be transferred and (ii) may not have an exercise price less than the fair market value (“FMV”) of such stock options as of the grant date. Pursuant to the A&R Plan (as defined below), FMV shall be determined as follows: (i) if the Company’s common stock is then listed or admitted to trading on a national stock exchange, the FMV shall be either (x) the five-day volume weighted average trading price, calculated by dividing the total value by the total volume of securities traded on a national stock exchange for the relevant period, or (y) the closing price of the Company’s common stock on a national stock exchange on the previous trading day prior to the date of grant of the award; or (y) if the Company’s common stock is not then listed or admitted to trading on a national stock exchange, the FMV shall be a price determined by the administrator of the A&R Plan in good faith using any reasonable method of valuation.

On October 22, 2021, the Company’s board of directors unanimously approved the Company’s Second Amended and Restated 2020 Equity Incentive Plan (the “Second A&R Plan”), subject to stockholder approval. The Second A&R Plan amends the Company’s Plan to (i) incorporate those changes previously included in the First A&R Plan and (ii) increase the number of shares of common stock authorized for issuance thereunder from 2,000,000 shares to 5,000,000 shares. In addition, the Company amended and restated the form agreements for awards made pursuant to the Company’s Second A&R Plan to reflect the foregoing changes.

The Company’s Second A&R Plan and amended form award agreements were approved by the Company’s stockholders on January 25, 2022, and adopted by the Company on the same day.

Amendments to Bylaws – Adoption of Majority Voting Policy

On April 21, 2021, the Company’s Board of Directors (the “Board”), in connection with the Company being listed on the NEO Exchange in Canada and in order to comply with the corporate governance requirements of the NEO Exchange, approved and adopted a Majority Voting Policy for the election of directors (the “Policy”), which policy effectively alters the manner in which directors are elected under the Company’s Bylaws, and was therefore, subject to shareholder approval.

On October 22, 2022, the Company’s board of directors approved the adoption of its First Amended and Restated Bylaws (the “A&R Bylaws”), subject to shareholder approval. The A&R Bylaws amend and restate the Company’s Bylaws in full and incorporate the Policy noted above, amongst other changes. The Company’s Stockholders approved the Company’s A&R Bylaws at a special meeting of stockholders on January 25, 2022.

Under the Policy incorporated into the A&R Bylaws, in an uncontested election, any director nominee who receives a greater number of votes “withheld” than votes “for” his or her election at a meeting of shareholders of the Company must promptly tender his or her resignation to the chairman of the Board. Following receipt of such resignation, the Governance Committee of the Board (the “Committee”) will consider the resignation and recommend to the Board whether to accept such tendered resignation. Except in special circumstances, the Committee will be expected to accept and recommend acceptance of the resignation by the Board. A press release disclosing the Board’s determination (and the reasons for rejecting the resignation, if applicable) will be issued within 90 days following the date of the relevant meeting of shareholders and a copy of the press release will be sent concurrently to the NEO Exchange, provided that the Company’s common stock is then listed for trading on the NEO Exchange. The director’s resignation, if accepted, will become effective immediately upon acceptance thereof by the Board.

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

Ionic Ventures Purchase Agreement

On March 30, 2022, the Company, entered into a Purchase Agreement (the “Ionic Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”), whereby the Company has the right, but not the obligation, to sell to Ionic, and Ionic is obligated to purchase up to in the aggregate $40,000,000 worth of the Company’s common stock (the “Purchase Shares”). Sales of common stock by the Company under the Ionic Purchase Agreement will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on March 30, 2020 (the “Primary Commencement Date”).

In connection with the execution of the Ionic Purchase Agreement, the Company registered 2,926,000 shares of common stock sold to Ionic in connection with the purchase of $3,000,000 in shares of common stock (the “Primary Shares”) in connection with the initial purchase of Common Stock under the Ionic Purchase Agreement, which reflects an estimated value equal to the product of (A) the quotient of (y) the purchase amount (i.e., $3,000,000) divided by (z) the Pre-Settlement Regular Purchase Price (defined below), multiplied by (B) 125% (which Ionic may increase at its discretion). The “Pre-Settlement Regular Purchase Price” is equal to 80% of the closing price of the Company’s common stock on the OTCQX Market on the date immediately preceding the Company’s receipt of a purchase notice under the Ionic Purchase Agreement.

The Regular Purchase Price, which is the price at which future shares of common stock sold under the Ionic Purchase Agreement will be sold at, for the Purchase Shares shall equal 97% of the arithmetic average of the five lowest VWAPs during the period starting on the date that Ionic receives Pre-Settlement Regular Purchase Shares and ending on such date that the aggregate dollar volume of our common stock traded on our Principal Market equals five times the Purchase Amount, in the aggregate, subject to a five Trading Day minimum (provided, however, that each day on which Ionic has requested Purchase Shares which cannot be delivered to Ionic shall be excluded from such calculation). This is a forward pricing mechanism based on an estimate and true up and as of the date of this filing, the Regular Purchase Price has yet to be calculated.

Also in connection with the execution of the Ionic Purchase Agreement, the Company issued a Warrant to purchase 631,579 shares of Common Stock (1.5% of the total $40,000,000 commitment amount) to Ionic for no consideration as a commitment fee, and has agreed to register the shares issuable upon exercise of the Warrant. The Warrant may be exercised for cash, but may also be exercised on a cashless exercise basis, which means the Company may not receive any proceeds from such cashless exercise. Under the Warrant, the Company does not have the right to control the timing and amount of any Warrant exercises by Ionic, except that there is a 9.99% ownership limitation blocker in the Warrant. Ionic may ultimately decide to exercise all, some or none of the Warrant.

The Company intends to register the remaining up to $37,000,000 worth of common stock issuable under the Ionic Purchase Agreement, or any additional Primary Shares that may be issued after the date hereof to Ionic, or any Purchase Shares which may be issuable to Ionic as a “true up” pursuant to the initial purchase described above pursuant to a resale registration statement on Form S-1 to be filed subsequently with the SEC. The Company and Ionic entered into a Registration Rights Agreement (the “RRA”) dated as of March 30, 2022, for such purpose.

Battle Bridge Acquisition

On March 31, 2022 the Company, Battle Bridge Acquisition Co, LLC, a company beneficially owned entirely by the Company (the “Buyer”), Section 2383 LLC, a Wyoming limited liability company (“Seller”), Travis Phipps, an individual (“Phipps”) and Robb Billy (“Billy” and, together with Phipps, the “Founders”) and Travis Phipps, as Representative, entered into an asset purchase agreement (the “Battle Bridge Purchase Agreement”) whereby the Buyer agreed to purchase from Seller and Seller agreed to sell to Buyer substantially all of the assets of Seller which represents the “Battle Bridge Labs” business (the “Battle Bridge Assets”) (collectively, the “Transaction”). The consummation of the Transaction (the “Closing”) occurred simultaneously with execution of the Battle Bridge Purchase Agreement on March 31, 2022.

As consideration for the Buyer’s acquisition of the Battle Bridge Assets, the Company agreed to pay $3,250,000 (the “Purchase Price”) which consisted of $250,000 in cash (the “Cash Consideration”) and the issuance of 2,912,621 shares of restricted common stock of the Company at $1.03 per share (the “Stock Consideration”) (representing $3,000,000 in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s Common Stock as reported by Bloomberg LP for the twenty (20) trading days immediately prior to Closing. $500,000 in Stock Consideration was retained by the Company at the Closing and held as partial security to satisfy indemnification claims for a period of 12 months following the Closing.

In addition, the recipients of the Stock Consideration agreed to sign lock-up and leak-out agreements which provide that, following a 6-month lock-period and ending 18 months after Closing, any sales of the Company’s common stock by such recipients do not exceed one percent (1%) of the then applicable thirty (30) day trading average volume of the Company’s common stock as of such date.

COVID-19 Effect

Due to the unprecedented effect and related impact of Covid-19 pandemic, the Company has experienced a push back from the Company’s resellers and white label distributors from April 2020, for its Platform as a Service pay-to-use subscription basis. The Company is expecting an uncertain outlook in its service revenues, as its operations in South East Asia are currently being disrupted by the continuing impact of Covid-19 pandemic. In particular, our PAY/GOLogiq associate revenues have been reduced as offices and compulsory lock down protocols are being implemented, which are expected to be in force until the majority of the populous have been vaccinated through to the end of calendar year 2022.

Components of Results of Operations

Revenue (Service)

The Company’s AppLogiq business segment’s Platform as a Service (“Paas”), operated as CreateApp (“PaaS”) provides the infrastructure allowing users to develop their own applications and IT services, which users can access anywhere via a smart mobile phone, web or desktop browser. The Company recognizes revenue on a pay-to-use subscription basis when our customers use our platform. For the territories licensed to our distributors and on a white label basis, we derive royalty income from the end user’s use of our platform on a white label basis.

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

Other Income (Expense), net

Other income consists of income received for activities outside of our core business. In 2022, this includes interest from US based financial asset money market funds.

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

Results of Operation

Results of Operations for the Three Months ended March 31, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended March 31, 2022 and 2021. The consolidated results include Logiq Inc. (a Delaware Corporation), Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment), as well as Lovarra, a majority owned subsidiary of the Company, the results of which include our AppLogiq business segment.

Consolidated Results of Operations

	For the three months ended
	March 31, 2022		March 31, 2021		Change
Revenue (service)	$8,105,384	100.0%	$8,080,312	100.0%	$25,072	0.3%
Cost of revenues (service)	5,900,723	72.8	5,854,056	72.4	46,667	0.8
Gross profit	2,204,661	27.2	2,226,256	27.6	(21,595)	(1.0)

Depreciation and amortization	1,030,930	12.7	689,345	8.5	341,585	49.6
General and administrative	3,600,997	44.4	4,144,365	51.3	(543,369)	(13.1)
Sales and marketing	299,316	3.7	369,261	4.6	(69,945)	(18.9)
Research and development	1,257,084	15.5	1,103,137	13.7	153,947	14.0
Total operating expenses	6,188,327	76.3	6,306,108	78.0	(117,782)	(1.9)
(Loss) from operations	(3,983,666)	(49.1)	(4,079,852)	(50.5)	96,187	(2.4)

Other (Expenses)/Income, net	3,142	0.04	(1,897)	(0.02)	5,039	(265.6)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(3,980,524)	(49.1)	(4,081,749)	(50.5)	101,226	(2.5)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(3,980,524)	(49.1)	(4,081,749)	(50.5)	101,226	(2.5)

Logiq (Delaware) Results of Operations

	For the three months ended
	March 31, 2022		March 31, 2021		Change
Revenue (service)	$-	100.0%	$2,441,128	100.0%	$(2,441,128)	(100.0)%
Cost of revenues (service)	-	-	1,706,165	69.9	(1,706,165)	(100.0)
Gross profit	-	-	734,963	30.1	(734,963)	(100.0)

Depreciation and amortization	-	-	31,283	1.3	(31,283)	(100)
General and administrative	(256,531)	-	2,538,107	104.0	(2,794,638)	(110.1)
Sales and marketing	-	-	69,750	2.9	(69,750)	(100.0)
Research and development	-	-	925,000	37.9	(925,000)	(100.0)
Total operating expenses	(256,531)	-	3,564,140	146.0	(3,820,671)	(107.2)
(Loss) from operations	256,531	-	(2,829,177)	(115.9)	3,085,708	(109.1)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	256,531	-	(2,829,177)	(115.9)	3,085,708	(109.1)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	256,531	-	(2,829,177)	(115.9)	3,085,708	(109.1)

Lovarra including AppLogiq Results of Operations

	For the three months ended
	March 31, 2022		March 31, 2021		Change
Revenue (service)	$3,309,017	100.0%	$-	100.0%	$3,309,017	100.0%
Cost of revenues (service)	2,235,341	67.6	-	-	2,235,341	100.0
Gross profit	1,073,676	32.4	-	-	1,073,676	100.0

Depreciation and amortization	31,283	0.9	-	-	31,283	100.0
General and administrative	1,337,516	40.4	-	-	1,337,516	100.0
Sales and marketing	5,000	0.2	-	-	5,000	100.0
Research and development	1,090,500	33.0	-	-	1,090,500	100.0
Total operating expenses	2,464,299	74.5	-	-	2,464,299	100.0
(Loss) from operations	(1,390,623)	(42.0)	-	-	(1,390,623)	100.0

Other (Expenses)/Income, net		-	-	-	-	100.0
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,390,623)	(42.0)	-	-	(1,390,623)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,390,623)	(42.0)	-	-	(1,390,623)	100.0

Logiq (Nevada) including DataLogiq results of operations

	For the three months ended
	March 31, 2022		March 31, 2021		Change
Revenue (service)	$4,796,367	100.0%	$5,639,184	100.0%	$(842,817)	(14.9)%
Cost of revenues (service)	3,665,382	76.4	4,147,891	73.6	(482,509)	(11.6)
Gross profit	1,130,985	23.6	1,491,293	26.4	(360,308)	(24.2)

Depreciation and amortization	999,647	20.8	658,062	11.7	341,585	51.9
General and administrative	2,520,011	52.5	1,606,258	28.5	913,753	56.9
Sales and marketing	294,316	6.1	299,511	5.3	(5,195)	(1.7)
Research and development	166,584	3.5	178,137	3.2	(11,553)	(6.5)
Total operating expenses	3,980,558	83.0	2,741,968	48.6	1,238,590	45.2
(Loss) from operations	(2,849,573)	(59.4)	(1,250,675)	(22.2)	(1,598,898)	127.8

Other (Expenses)/Income, net	3,142	0.07	(1,897)	(0.03)	5,039	(265.63)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,846,431)	(59.3)	(1,252,572)	(22.2)	(1,593,859)	127.2
Income tax (expense)		-		-	-	-
Net (Loss)	(2,846,431)	(59.3)	(1,252,572)	(22.2)	(1,593,859)	127.2

Consolidated Revenue (Service)

Consolidated revenues were $8,105,384 and $8,080,312 for the three months ended March 31, 2022 and 2021, respectively.

The revenues from our AppLogiq segment increased to $3,309,017 compared to $2,441,128 for the three months ended March 31, 2022 and 2021, respectively, as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform revenues decreased to $4,796,367 compared to $5,639,184 for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenues is primarily due to Medicare enrolment.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $5,900,723 and $5,854,056 for the three months ended March 31, 2022 and 2021, respectively.

The Cost of revenues of the Company’s AppLogiq segment increased to $2,235,341 from $1,706,165 for the three months ended March 31, 2022 and 2021 respectively.

Our DataLogiq platform cost of revenue was $3,665,382 compared to $4,147,891 for the three months ended March 31, 2022 and 2021 respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $2,204,661 and $2,226,256 for the three months ended March 31, 2022 and 2021, respectively.

Our consolidated gross margin decreased to 27.2% from 27.6% for the three months ended March 31, 2022 and 2021.

Our AppLogiq segment gross margin was $1,073,676 compared to $734,165 for the three months ended March 31, 2022 and 2021 respectively. Our AppLogiq gross margin increased to 32.4% from 30.1% as a result of our strategic shift of targeting high margin end customer segment compared to low margin high volume white label resellers.

Our DataLogiq platform gross margin was $1,130,985 and $1,491,293 for the three months ended March 31, 2022 and 2021, respectively. Our DataLogiq platform gross margin decreased to 23.6% from 26.4% for the three months ended March 31, 2022 and 2021, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $3,600,997 and $4,144,365 for the three months ended March 31, 2022 and 2021, respectively.

The Company including AppLogiq’s (Lovarra’s) General and administrative expenses were $1,337,516 and $nil for the three months ended March 31, 2022 and 2021, respectively. AppLogiq’s general and administrative expenses $780,000 were reflects stock compensation costs including shares issued to consultants and director.

Our DataLogiq platform General and administrative expenses were $2,520,011 and $1,606,258 for the three months ended March 31, 2022 and 2021, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2022 and 2021 was $616,191 and $1,525,904, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $299,316 and $369,261 for the three months ended March 31, 2022 and 2021, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $1,257,084 and $1,103,137 for the three months ended March 31, 2022 and 2021, respectively.

Our AppLogiq segment (Lovarra) Research and Development (R&D) expenses were $1,090,500 and $925,000 for the three months ended March 31, 2022 and 2021, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $3,142 and ($1,897) for the three months ended March 31, 2022 and 2021 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($3,980,524) and ($4,081,749) for the three months ended March 31, 2022 and 2021, respectively.

The Company incorporating our AppLogiq segment (Lovarra) incurred a net loss of ($1,390,623) and $nil for the three months ended March 31, 2022 and 2021, respectively.

Our DataLogiq platform incurred a net loss of ($2,846,431) and ($1,252,572) for the three months ended March 31, 2022 and 2021 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

Our AppLogiq segment had been acquisition by Lovarra Inc. in January 2022. All revenue, cost had been transferred to the Company Lovarra.

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $4,796,367 for the three months ended March 31, 2021 compared to $5,639,184 for the same period in 2021, a decrease of $842,817 or 14.9%. The decrease in revenues is primarily a result due to Medicare enrollment.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $3,665,382 for the three months ended March 31, 2022 compared to $4,147,891 for the same period in 2021, a decrease of $482,509 or 11.6%.

Gross Profit

DataLogiq gross profit was $1,130,985 for the three months ended March 31, 2022 compared to $1,491,293 for the same period in 2021, a decrease of $360,308 or 24.1%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $999,647 for the three months ended March 31, 2021 compared to $658,062 for the same period in 2021, an increase of $341,585 or 51.9%.

General and administrative

DataLogiq general and administrative expenses were $2,520,011 for the three months ended March 31, 2022 compared to $1,606,258 for the same period in 2022, an increase of $913,753 or 56.9%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $294,316 for the three months ended March 31, 2022 compared to $299,511 for the same period in 2021, a decrease of $5,195 or 1.7%.

Research and development

DataLogiq research and development expenses were $166,584 for the three months ended March 31, 2022 compared to $178,137 for the same period in 2021, a decrease of $11,553 or 6.5%. Research and development costs include developers that support and enhance our technologies.

(Loss) from Operations

DataLogiq’s loss from operations was ($2,849,573) for the three months ended March 31, 2022 compared to ($1,250,675) for the same period in 2021.

Other Income/(Expenses)

For the three months ended March 31, 2022, DataLogiq other income was $3,142 compared to ($1,897) for the same period in 2021.

Liquidity and Capital Resources

During the year ended March 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, and (iii) proceeds from third-party financings.

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

Ionic Ventures Purchase Agreement

On March 30, 2022, the Company, entered into the Ionic Purchase Agreement with Ionic, whereby the Company has the right, but not the obligation, to sell to Ionic, and Ionic is obligated to purchase up to in the aggregate $40,000,000 worth of the Company’s common stock. Sales of common stock by the Company under the Ionic Purchase Agreement will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on March 30, 2020.

In connection with the execution of the Ionic Purchase Agreement, the Company registered 2,926,000 shares of common stock sold to Ionic in connection with the purchase of $3,000,000 in shares of common stock (the “Primary Shares”) in connection with the initial purchase of Common Stock under the Ionic Purchase Agreement, which reflects an estimated value equal to the product of (A) the quotient of (y) the purchase amount (i.e., $3,000,000) divided by (z) the Pre-Settlement Regular Purchase Price (defined below), multiplied by (B) 125% (which Ionic may increase at its discretion). The “Pre-Settlement Regular Purchase Price” is equal to 80% of the closing price of the Company’s common stock on the OTCQX Market on the date immediately preceding the Company’s receipt of a purchase notice under the Ionic Purchase Agreement.

The Regular Purchase Price, which is the price at which future shares of common stock sold under the Ionic Purchase Agreement will be sold at, for the Purchase Shares shall equal 97% of the arithmetic average of the five lowest VWAPs during the period starting on the date that Ionic receives Pre-Settlement Regular Purchase Shares and ending on such date that the aggregate dollar volume of our common stock traded on our Principal Market equals five times the Purchase Amount, in the aggregate, subject to a five Trading Day minimum (provided, however, that each day on which Ionic has requested Purchase Shares which cannot be delivered to Ionic shall be excluded from such calculation). This is a forward pricing mechanism based on an estimate and true up and as of the date of this filing, the Regular Purchase Price has yet to be calculated.

Also in connection with the execution of the Ionic Purchase Agreement, the Company issued a Warrant to purchase 631,579 shares of common stock (1.5% of the total $40,000,000 commitment amount) to Ionic for no consideration as a commitment fee, and has agreed to register the shares issuable upon exercise of the Warrant. The Warrant may be exercised for cash, but may also be exercised on a cashless exercise basis, which means the Company may not receive any proceeds from such cashless exercise. Ionic may ultimately decide to exercise all, some or none of the Warrant.

The Company intends to register the remaining up to $37,000,000 worth of common stock issuable under the Ionic Purchase Agreement, or any additional Primary Shares that may be issued after the date hereof to Ionic, or any Purchase Shares which may be issuable to Ionic as a “true up” pursuant to the initial purchase described above pursuant to a resale registration statement on Form S-1 to be filed subsequently with the SEC.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next two years, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth, particularly to grow our data sales. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies, and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As of March 31, 2022, we currently have material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

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

We know of no trends or demands reasonably likely to affect liquidity other than those discussed elsewhere in this Quarterly Report on Form 10-Q and the Risk Factor section of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the three months March 31,
Cash flows:	2022	2021
Net cash (used in) operating activities	$(1,855,740)	$(1,999,989)
Net cash provided (used in) by investment activities	$7,209,381	$(445,202)
Net cash (used in) provided by financing activities	$(3,168,559)	$1,822,052

Operating Activities

During the three months ended March 31, 2022, (loss) from operations used ($1,855,740), compared to ($1,999,989) for the three months ended March 31, 2021. Our net (loss) for the three months ended March 31, 2022 decreased to ($3,980,524) and ($4,081,749) respectively compared to the same period last year. Depreciation and amortization increased to $1,030,930 and $689,346 respectively compared to the same period last year as a result of acquisitions of Fixel and Rebel.

Investing Activities

During the three months ended March 31, 2022, we used cash $7,209,381 for investing activities in our financial asset investment portfolio based and managed in the US, compared to ($445,202) during the three months ended March 31, 2021. The investment is reduced as a result of the funding requirements of the Company in three months ended March 31, 2022 compared to same period in 2021.

Financing Activities

During the three months ended March 31, 2022, we generated ($3,168,559) from financing activities, compared to $1,822,052 for the three months ended March 31, 2021, primarily from the proceeds from the sale of common stock.

We estimate that based on current plans, assumptions and fund raising, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, for up to 12 months. We believe that we have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks disussed in this Quarterly Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered shares of equity securities sold during this time period which were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated March 31, 2022, by and among Logiq, Inc., Battle Bridge Acquisition Co, LLC, Section 2383 LLC, Travis Phipps and Robb Billy (1)
3.1	Certificate of Incorporation, filed November 18, 2004 (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013 (2)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013 (2)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013 (2)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013 (2)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013 (2)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015 (2)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020 (2)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (2)
3.12	Amended and Restated Bylaws (3)
4.1	Warrant to Purchase Common Stock, dated March 30, 2022 (4)
10.1	Second Amended and Restated 2020 Equity Incentive Plan and related form agreements, dated January 25, 2022 (3)
10.2	Purchase Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC (4)
10.3	Registration Rights Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC (4)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2022
(2)	incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021
(3)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022
(4)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: May 16, 2022	By:	/s/ Brent Suen
Brent Suen Chairman, President, Chief Executive Officer, Principal Executive & Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer & Director