Form 10-Q
period 2022-06-30
LOGIQ, INC.
filed 2022-08-15
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, the issuer had 34,589,063 shares of common stock issued and outstanding.

LOGIQ, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	12,770,005	14,797,196
Property and equipment, net	128,560	153,973
Goodwill	5,577,926	5,577,926
Total non-current assets	18,476,491	20,529,095

Current assets
Amount due from associate	-	7,208,700
Accounts receivable	2,309,247	3,966,086
Right to use assets - operating lease	104,542	91,571
Prepayment, deposit and other receivables	650,750	804,011
Financial assets held for resale	-	681
Restricted cash	20,004	22,513
Cash and cash equivalents	396,385	1,563,752
Total current assets	3,480,928	13,657,314
Total assets	$21,957,419	$34,186,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,854,497	2,293,858
Accruals and other payables	1,807,996	1,804,131
Deferred revenue	705	10,500
Lease liability - operating lease	104,542	91,571
Deposits received for share to be issued	88,932	401,028
Total current liabilities	3,856,672	4,601,088

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$3,866,672	$4,611,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 33,401,334 and 26,350,756 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,340	2,635
Additional paid-in capital	85,768,372	82,473,004
Capital reserves	25,010,514	29,349,795
Accumulated deficit brought forward	(92,691,478)	(82,250,113)
Total stockholder’s equity	18,090,748	29,575,321
Total liabilities and stockholders’ equity	$21,957,420	$34,186,409

The accompanying notes are an integral part of these financial statements

LOGIQ, INC.

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,949,976	$8,303,987	$13,055,360	$16,384,299
Cost of Service	3,130,360	5,855,138	9,031,083	11,709,194
Gross Profit	1,819,616	2,448,849	4,024,277	4,675,105

Operating Expenses
Depreciation and amortization	1,030,930	1,030,931	2,061,860	1,720,276
General and administrative	5,637,766	4,992,774	9,238,763	9,137,139
Sales and marketing	572,085	351,992	871,401	721,253
Research and development	1,039,094	1,459,535	2,296,178	2,562,672
Total Operating Expenses	8,279,875	7,835,232	14,468,202	14,141,340

(Loss) from Operations	(6,460,259)	(5,386,383)	(10,443,925)	(9,466,235)

Other (Expenses)/Income, net	(582)	421,189	2,560	419,292

Net (Loss) before income tax	(6,460,841)	(4,965,194)	(10,441,365)	(9,046,943)
Income tax (Corporate tax)	-	(10,441)	-	(10,441)
Net (Loss)	$(6,460,841)	$(4,975,635)	$(10,441,365)	$(9,057,384)

Net (Loss) profit per common share - basic and fully diluted:	(0.1981)	(0.2678)	(0.3538)	(0.5300)

Weighted average number of basic and fully diluted common shares outstanding	32,620,160	18,577,937	29,511,254	17,090,133

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(10,441,365)	$(9,057,384)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	25,413	25,368
Amortization of intangible assets	2,027,191	1,694,907
PPP Loan forgiveness	-	(507,068)
Changes in operating assets and liabilities:
Accounts receivable	1,656,839	(900,630)
Prepayments, deposit and other receivables	153,261	(530,526)
Accounts payable	(439,361)	1,650,626
Accruals and other payables	3,864	292,197
Deferred revenue	(9,795)	(8,742)
Net cash (used in) operating activities	(7,023,953)	(7,341,252)

INVESTING ACTIVITIES:
Amount due from associate	7,208,700	(905,000)
Financial assets held for resale	681	593,582
Net restricted cash acquired in acquisitions	-	7,736
Net cash provided by (used in) investing activities	7,209,381	(303,682)

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(312,096)	1,744,665
Proceeds from stock issuance, net of expenses	(1,043,208)	4,287,446
Proceeds from stock issuance from IPO, net of expenses	-	3,910,784
Net cash provided by (used in) financing activities	(1,355,304)	9,942,895

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,169,876)	2,297,961

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,586,265	3,489,778

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$416,389	$5,787,739

NON-CASH TRANSACTION
Issuance of shares for services received	$2,326,347	$2,932,731

The accompanying notes are an integral part of these financial statements

LOGIQ, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of Shares	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancelation of shares	(132,320)	(13)	-	-	-	(13)
Net loss for period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	$2,917	$84,068,490	$24,969,396	$(86,230,637)	$22,810,166
Issuance of Shares	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancelation of shares	(6)	-	-	-	-	-
Net loss for period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30, 2022	33,401,334	$3,340	$85,768,372	$25,010,514	$(92,691,478)	$18,090,748

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders’ (equity)

Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-	-	1,420,413
Issuance of shares for acquisitions	1,032,056	103	-	6,192,336	-	6,192,439
Issuance of shares for services	998,955	100	1,525,904	-	-	1,526,004
Net loss for the period	-	-	-	-	(4,081,749)	(4,081,749)
Balance March 31, 2021	17,826,644	$1,783	$69,686,188	$25,477,719	$(66,205,075)	$28,960,615
Issuance of shares for proceeds	2,488,767	249	3,851,650	-	-	3,851,899
Issuance of shares for acquisitions	-	-	-	1,126,331	-	1,126,331
Issuance of shares for services	921,000	92	1,406,828	-	-	1,406,920
Net loss for the period	-	-	-	-	(4,975,635)	(4,975,635)
Balance June 30, 2021	21,236,411	$2,124	$74,944,666	$26,604,050	$(71,180,710)	$30,370,130

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

AppLogiq Spin-Off

On December 15, 2021, the Company entered into various agreements with GoLogiq, Inc. (then known as Lovarra), a Nevada corporation (“GoLogiq”) and a public reporting majority owned subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to GoLogiq, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). GoLogiq is a fully reporting U.S. public company. In connection with the Separation, the Company announced that it intended to distribute, on a pro rata basis, 100% of the Company’s ownership interests in GoLogiq to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares was expected to occur approximately six months from completion of the Separation (the “Distribution Date”), subject to customary conditions and approvals.

On January 27, 2022, the Company completed the transfer of its AppLogiq business to GoLogiq. In connection with the completion of the transfer of AppLogiq to GoLogiq, GoLogiq issued 26,350,756 shares of its common stock to the Company  (the “GoLogiq Shares”). The Company held the GoLogiq Shares until it distributed 100% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra).

Subsequent to the quarter ended June 30, 2022, the Company completed the Distribution. As a result, the Company no longer has a direct equity ownership of GoLogiq, and going forward, GoLogiq’s results of operations will no longer be consolidated with the Company’s. However, because the Distribution was completed subsequent to June 30, 2022, GoLogiq’s results of operations have been consolidated with the Company’s in the financial statements and these footnotes. Please see Note 19 – Subsequent Events for more information regarding the Company’s completion of the Distribution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc. (Delaware) and its wholly owned material operating subsidiaries, Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel AI Inc., as well as the accounts of GoLogiq, Inc., a majority owned subsidiary of Logiq, Inc. Material intercompany balances and transactions have been eliminated on consolidation.

Unless the context indicates otherwise, references in these notes to the consolidated financial statements to “AppLogiq,” “CreateApp” and “GoLogiq” mean the Company’s reportable AppLogiq segment, which reflects the operations of GoLogiq (OTC Pink: GOLQ) within Logiq, Inc.

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

The Company has two operating business segments:

AppLogiq marketed as CreateApp is a platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business. Our AppLogiq segment was sold and assigned to GoLogiq, a majority owned subsidiary of the Company, on January 27, 2022.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the six months ended June 30, 2022 and 2021.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the six months ended June 30, 2022 and 2021 amounted to $2,027,191 and $1,694,907, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The Company determined that there was no impairment for right-of-use lease assets as of June 30, 2022.

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

As of June 30, 2022 and 2021, the allowance for bad debt was approximately $155,592 and $54,619, respectively.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of June 30, 2022 and 2021, the Company has the following amounts related to intangible assets:

	GoLogiq (fka Lovarra) (Including CreateApp)	Data Logiq	Total

Cost as of January 1, 2022	$1,885,330	$19,718,391	$21,603,721
Additions	$-	$-	$-
Cost as of June 30, 2022	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2022	$1,396,398	$5,410,127	$6,806,525
Charge for the period	$62,566	$1,964,625	$2,027,191
Accumulated depreciation as of June 30, 2022	$1,458,964	$7,374,752	$8,833,716

Net intangible assets as of June 30, 2022	$426,366	$12,343,639	$12,770,005

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

Amortization expense related to intangible assets for the three months ended June 30, 2022 and 2021 amounted to $1,009,988 and $1,017,202, respectively.

Amortization expense related to intangible assets for the six months ended June 30, 2022 and 2021 amounted to $2,027,191 and $1,694,907, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of June 30, 2022 in the next five fiscal years and thereafter is as follows:

Remaining of 2022	$2,041,620
2023	4,068,811
2024	4,068,811
2025	2,251,265
2026 and thereafter	339,498
$12,770,005

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and 2021, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2022	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of June 30, 2022	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2022	$67,271	$32,118	$99,389
Charge for the period	$16,818	$8,595	$25,413
Accumulated depreciation as of June 30, 2022	$84,089	$40,713	$124,802

Net property and equipment as of June 30, 2022	$81,868	$46,692	$128,560

Net property and equipment as of December 31, 2021	$98,686	$55,287	$153,973

Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $11,686 and $13,727, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $25,413 and $25,368, respectively.

NOTE 5 – GOODWILL

	As of June 30,	As of December 31,
	2022	2021

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,577,926

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

NOTE 6 – ACCOUNTS RECEIVABLE

	As of June 30,	As of December 31,
	2022	2021

Accounts receivable - gross	$2,464,839	$4,121,678
Allowance for doubtful debts	(155,592)	(155,592)
Accounts receivable - net	2,309,247	3,966,086

Movement in allowance for doubtful debts

Balance as at beginning of period	$155,592	$54,619
Provision for bad debts	-	100,973
Reversal of the provision	-	-
Balance at end of period	155,592	155,592

Age of Impaired trade receivables

Current	$1,443,763	62.5%
1 - 30 days	603,980	26.2%
31 - 60 days	80,152	3.5%
61-90 days	37,007	1.6%
91 and over	144,345	6.3%
Total	2,309,247	100.0%

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

The Company held a 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of June 30, 2022.

NOTE 8 – AMOUNT DUE FROM ASSOCIATE

The amount due from associate is interest free, unsecured with no fixed repayment terms.

The amount due from associate of $7,243,700 has been acquired by GoLogiq as of January 27, 2022.

	As of June 30,	As of December 31,
	2022	2021

Amount due from associate	$-	$7,208,700
	$-	$7,208,700

NOTE 9 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of June 30,	As of December 31,
	2022	2021

Deposit	$452,151	$400,801
Prepayments	198,599	403,210
	$650,750	$804,011

NOTE 10 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of June 30,	As of December 31,
	2022	2021

Accruals	$1,807,996	$1,804,131
	$1,807,996	$1,804,131

NOTE 11 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the three months ended June 30, 2022 and 2021, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of June 30, 2022	As of December 31, 2021
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of June 30, 2022, the Company does not have any deferred tax assets.

History of Deferred tax assets

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what would be expected by applying the effective rates to net income (loss) as follows:

	As of June 30,	As of December 31,
	2015	2014

Net Profit/(Loss) for the year	$733,721	$(255,693)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expenses (recovery) based on effective rate	292,201	(101,765)
Tax losses carryforward deferred	(292,201)	101,765
Corporate Income Tax expenses (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling $2,619,205 (2014: 3,352,926) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2015 and 2014 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	As of June 30,	As of December 31,
	2015	2014

Net operating loss carryforward	$2,619,205	$3,352,926
Accruals and reserves	-	-
	2,619,205	3,352,926
Statutory tax rate	39.8%	39.8%
Deferred tax assets	1,042,444	1,334,465
Valuation allowance	(1,042,444)	(1,334,465)
Net deferred tax asset	-	-

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

Upon the filing of the Certificate of Amendment, and the resulting effectiveness of the Reverse Stock Split, every 13 outstanding shares of the Company’s common stock were, without any further action by the Company, or any holder thereof, combined into and automatically became 1 share of the Company’s Common Stock. No fractional shares were issued as a result of the Reverse Stock Split. In lieu thereof, fractional shares were cancelled, and stockholders received a cash payment in an amount equal to the fair market value of such fractional shares on the effective date. All shares of common stock eliminated as a result of the Reverse Stock Split were returned to the Company’s authorized and unissued capital stock, and the Company’s capital was reduced by an amount equal to the par value of the shares of common stock so retired.

The Reverse Stock Split did not change the Company’s authorized number of shares of common stock or its par value. As such, the Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001.

Issuance of Common Stock

In the year 2021 we had the below common stock issuances:

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

In the year 2022 we had the below common stock issuances:

Sale of Common Stock – March 2022

On March 30, 2022, Logiq, Inc., a Delaware corporation (the “Company”), entered into a Purchase Agreement with Ionic Ventures, LLC (“Ionic”), whereby the Company has the right, but not the obligation, to sell to Ionic, and Ionic is obligated to purchase up to in the aggregate $40,000,000 worth of the Company’s common stock (the “Purchase Shares”), par value $0.0001 per share. Sales of common stock by the Company under the Purchase Agreement will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on March 30, 2020 (the “Primary Commencement Date”).

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

The Company intends to register the remaining up to $37,000,000 worth of common stock under the Purchase Agreement, or any additional Primary Shares that may be issued after the date hereof to Ionic, or any Purchase Shares which may be issuable to Ionic as a “true up” pursuant to the initial purchase described above pursuant to a resale registration statement on Form S-1, which the Company filed with the Securities and Exchange Commission (the “SEC”) on July 18, 2022, but which not yet been declared effective by the SEC. The Company and Ionic entered into a Registration Rights Agreement (the “RRA”) dated as of March 30, 2022, for such purpose.

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

During the period from April 1, 2022 to June 30, 2022, a total of 4,231,824 shares with par value of $0.0001 per share were issued to various stockholders.

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

In July 2019, the Company issued a total of 51,762,839 shares of common stock to high net worth individuals and family offices in South East Asia pursuant to Regulation S.

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

During the year ended December 31, 2021, a total of 2,313,941 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 8,479,376 shares with par value of $0.0001 per share were issued to various stockholders.

During the period from January 1, 2022 to March 31, 2022, a total of 25,080 shares with par value of $0.0001 per share were issued for consultancy services received.

During the period from April 1, 2022 to June 30, 2022, a total of 1,017,286 shares with par value of $0.0001 per share were issued for consultancy services received.

Cancellation of Common Stock

During the three months ended March 31, 2022, 132,320 shares of common stock par value of $0.0001 per share, were cancelled.

During the three months ended June 30, 2022, 6 shares of common stock par value of $0.0001 per share, were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2022 for Logiq, Inc., a total of 132,320 shares of common stock was returned and 25,080 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2022 for Logiq, Inc., a total of 1,017,286 shares of common stock was issued for stock-based compensation to consultants.

NOTE 14 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months and six months ended June 30, 2022 and 2021, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Numerator - basic and diluted
Net (Loss)	$(6,460,841)	$(4,975,635)	(10,441,365)	9,057,384

Denominator
Weighted average number of common shares outstanding - basic and diluted	32,620,160	18,577,937	29,511,254	17,090,133
(Loss) per common share - basic and diluted	$(0.1981)	$(0.2678)	(0.3538)	0.5300

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s executive offices are currently leased for $923 per month.

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

The operating lease is listed as separate line item on Logiq, Inc. (Nevada)’s June 30, 2022 and December 31, 2021 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line items on the Group’s June 30, 2022 and December 31, 2021 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2022 and December 31, 2021, total operating right-of-use assets were $104,542 and $91,571, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of June 30, 2022	As of December 31, 2021
Cash paid for operating lease liabilities	$208,304	367,200
Remaining lease term	6 months	1 years
Discount rate	1.5%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2022	$105,000
Less imputed interest	(458)
Total lease liability	$104,542

Legal proceedings

None.

NOTE 16 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: DataLogiq and GoLogiq (including CreateApp (formerly known as AppLogiq). The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The GoLogiq (fka Lovarra) reportable segment is comprised of the reportable segment of the CreateApp (formerly known as AppLogiq), which was held by the Company’s majority owned subsidiary, GoLogiq LLC, as of June 30, 2022.

The Logiq reportable segment is not a business segment but comprise Corporate activities.

The following table presents the segment information for the three months and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Logiq (Delaware)
Segment operating income	$-	$2,843,685	$-	$5,284,813
Other corporate expenses, net	1,764,522	6,504,374	1,507,992	11,774,679
Total operating (loss) income	(1,764,522)	(3,660,689)	(1,507,992)	(6,489,866)

GoLogiq (fka Lovarra) incl CreateApp
Segment operating income	$1,633,375	$-	$4,942,392	$-
Other corporate expenses, net	2,280,192	-	6,979,832	-
Total operating (loss)	(646,817)	-	(2,037,440)	-

Logiq (Nevada) incl DATALogiq
Segment operating income	$3,316,601	$5,460,302	$8,112,968	$11,099,486
Other corporate expenses, net	7,366,103	6,775,248	15,008,901	13,667,004
Total operating (loss)	(4,049,502)	(1,314,946)	(6,895,933)	(2,567,518)

Consolidated
Segment operating income	$4,949,976	$8,303,987	$13,055,360	$16,384,299
Other corporate expenses, net	11,410,817	13,279,622	23,496,725	25,441,683
Total operating (loss)	(6,460,841)	(4,975,635)	(10,441,365)	(9,057,384)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months and six months ended June 30, 2022 and 2021.

NOTE 17 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months and six months ended June 30, 2022 and 2021 were as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2022	%	2021	%
Southeast Asia	$1,658,301	33.5	1,421,843	17.1
EU	829,150	16.8	710,921	8.6
South Korea	497,490	10.1	426,553	5.1
Africa	331,660	6.7	284,369	3.4
North America	1,633,375	33.0	5,460,302	65.8
Total revenue	$4,949,976	100.0	$8,303,987	100.0

	For the six months ended June 30,		For the six months ended June 30,
	2022	%	2021	%
Southeast Asia	$4,056,484	31.1	2,642,407	16.1
EU	2,028,242	15.5	1,321,203	8.1
South Korea	1,216,945	9.3	792,722	4.8
Africa	811,297	6.2	528,481	3.2
North America	4,942,392	37.9	11,099,486	67.8
Total revenue	$13,055,360	100.0	$16,384,299	100.0

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

GoLogiq, Inc. (fka Lovarra)

On January 27, 2022, the Company sold substantially all the assets of CreateApp to GoLogiq, Inc. (then known as Lovarra), a fully reporting majority owned subsidiary of the Company, in exchange for 26,350,756 of GoLogiq’s common stock (the “GoLogiq Shares”) at a price per share of $1.195411 (par value $0.001). The fair value of the GoLogiq Shares at the close of the transaction was $31,500,000 as determined by a valuation of the business. As a result of the transaction, GoLogiq became a majority owned subsidiary of the Company.

The acquisition by GoLogiq of substantially all the assets of CreateApp was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of GoLogiq’s operations included in the Company’s consolidated financial statements from January 1, 2022. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

As discussed above, during the period ended March 31, 2022, GoLogiq acquired substantially all of the assets of CreateApp. The fair value of assets acquired assumed were as follows:

Intangible assets, net	$24,000,000
Goodwill	7,500,000
Net assets acquired	31,500,000

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Logiq, Inc. has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that GoLogiq would have paid if GoLogiq did not own the software technology.

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

NOTE 19 – SUBSEQUENT EVENTS

On July 27, 2022 (the “Separation Date”), the Company completed the previously announced distribution of its direct ownership interest in GoLogiq (formerly known as Lovarra), consisting of 26,350,756 shares of GoLogiq common stock (collectively, the “GoLogiq Shares”), to the Company’s shareholders of record as of the close of business on December 30, 2021 (the “Record Date”) through a special dividend. The distribution was structured as a spin-off (the “Spin-off”), which occurred by way of a pro rata distribution, on a 1-for-1 basis (the “Distribution”), of the GoLogiq Shares to Logiq’s shareholders of record as of the Record Date (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of GoLogiq common stock). As a result, GoLogiq is now a completely independent public company trading under the symbol “GOLQ” on the OTC PINK tier of the OTC Markets marketplace. After the Distribution, the Company will no longer consolidate GoLogiq into its financial results.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report refer to the following:

●	“Logiq, Inc. (Delaware) (formerly known as Weyland Tech Inc) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation;

●	DataLogiq and Logiq, Inc. (Nevada), a Nevada corporation, a business segment of the Company;

●

AppLogiq, a former business segment of the Company, which is now owned by GoLogiq (fka Lovarra), a majority owned subsidiary of the Company;

“Lovarra” refers to a Nevada corporation (“GoLogiq”) and a public reporting majority owned subsidiary of the Company at that time, pursuant to which the Company agreed to transfer its AppLogiq business to GoLogiq;

“GOLogiq” refers to refers to a Nevada corporation (“GoLogiq”) and a public reporting majority owned subsidiary of the Company, also formerly known as Lovarra Inc;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

AppLogiq Spin-Off

On December 15, 2021, the Company entered into various agreements with GoLogiq, Inc. (then known as Lovarra), a Nevada corporation (“GoLogiq”) and a public reporting majority owned subsidiary of the Company at that time, pursuant to which the Company agreed to transfer its AppLogiq business to GoLogiq, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). GoLogiq is a fully reporting U.S. public company. In connection with the Separation, the Company announced that it intended to distribute, on a pro rata basis, 100% of the Company’s ownership interests in GoLogiq to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares was expected to occur approximately six months from completion of the Separation (the “Distribution Date”), subject to customary conditions and approvals.

On January 27, 2022, the Company completed the transfer of its AppLogiq business to GoLogiq. In connection with the completion of the transfer of AppLogiq to GoLogiq, GoLogiq issued 26,350,756 shares of its common stock to the Company (the “GoLogiq Shares”). The Company held the GoLogiq Shares until it distributed 100% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra).

Subsequent to the quarter ended June 30, 2022, the Company completed the Distribution. As a result, the Company no longer has a direct equity ownership of GoLogiq, and going forward, GoLogiq’s results of operations will no longer be consolidated with the Company’s. However, because the Distribution was completed subsequent to June 30, 2022, GoLogiq’s results of operations have been consolidated with the Company’s in the financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q (this “Report”).

Overview

The following overview of the Company’s business includes the AppLogiq business, which was divested by the Company via the Distribution effective July 27, 2022, subsequent to the periods presented in this Report. Going forward, the Company will no longer consolidate the AppLogiq business segment (now owned by GoLogiq) in its financial results or business disclosures. As a result, future results and disclosures will likely differ materially from those included in this Report.

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

AppLogiq Spin-Off

See above for information regarding the Company’s sale and spin off of its AppLogiq business segment to GoLogiq, which was completed on July 27, 2022.

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

COVID-19 Effect

Due to the unprecedented effect and related impact of Covid-19 pandemic, the Company has experienced a push back from the Company’s resellers and white label distributors beginning in April 2020, for its Platform as a Service pay-to-use subscription basis. The Company is expecting an uncertain outlook in its service revenues, as its operations in South East Asia are currently being disrupted by the continuing impact of Covid-19 pandemic. It is unknown how long the COVID-19 will continue to impact that Company’s results of operations, and/or the extent to which it will do so.

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

In 2020, during COVID-19, we pursued a path towards higher gross profit margins which involved an elimination of lower margin business and increase of direct sales/marketing. This caused a reduction in overall revenue but successfully yielded higher margins more than double over the course of the following year. Given the recent decline in the stock market and specifically in the price of technology stocks, we felt that it was time to replicate the same strategy and evaluate a higher margin path again. For Q2 2022, this resulted in revenues decreasing by 50.6% however, gross profit margins increased to 46.6% which was a gain of 14.1%.

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

Other Income (Expense), net

Other income consists of income received for activities outside of our core business. Prior to 2022, this includes interest from US based financial asset money market funds.

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

Results of Operation

Results of Operations for the Three Months ended June 30, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended June 30, 2022 and 2021. The consolidated results include Logiq, Inc. (a Delaware Corporation), Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment), as well as GoLogiq (fka Lovarra), which was a majority owned subsidiary of the Company until completion of the Distribution on July 27, 2022, the results of which include our AppLogiq business segment.

Consolidated Results of Operations

	For the three months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$4,949,976	100.0%	$8,303,987	100.0%	$(3,354,011)	(40.4)%
Cost of revenues (service)	3,130,360	63.2	5,855,138	70.5	(2,724,778)	(46.5)
Gross profit	1,819,616	36.8	2,448,849	29.5	(629,233)	(25.7)

Depreciation and amortization	1,030,930	20.8	1,030,931	12.4	(1)	(0.0)
General and administrative	5,637,766	113.9	4,992,774	60.1	644,992	12.9
Sales and marketing	572,085	11.6	351,992	4.2	220,093	62.5
Research and development	1,039,094	21.0	1,459,535	17.6	(420,441)	(28.8)
Total operating expenses	8,279,875	167.3	7,835,232	94.4	444,643	5.7
(Loss) from operations	(6,460,259)	(130.5)	(5,386,383)	(64.9)	(1,073,876)	19.9

Other (Expenses)/Income, net	(582)	(0.01)	421,189	5.07	(421,771)	(100.1)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(6,460,841)	(130.5)	(4,965,194)	(59.8)	(1,495,647)	30.1
Income tax (expense)	-	-	(10,441)	(0)	10,441	0
Net (Loss)	(6,460,841)	(130.5)	(4,975,635)	(59.9)	(1,485,206)	29.8

Logiq (Delaware) Results of Operations

	For the three months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$-	-%	$2,843,685	100.0%	$(2,843,685)	(100.0)%
Cost of revenues (service)	-	-	1,942,994	68.3	(1,942,994)	(100.0)
Gross profit	-	-	900,691	31.7	(900,691)	(100.0)

Depreciation and amortization	-	-	31,283	1.1	(31,283)	(100)
General and administrative	1,764,522	-	3,177,095	111.7	(1,412,573)	(44.5)
Sales and marketing	-	-	-	-	-	-
Research and development	-	-	1,267,500	44.6	(1,267,500)	(100.0)
Total operating expenses	1,764,522	-	4,475,878	157.4	(2,711,356)	(60.6)
(Loss) from operations	(1,764,522)	-	(3,575,187)	(125.7)	1,810,665	(50.6)

Other (Expenses)/Income, net	-	-	(75,061)	(3)	75,061	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,764,522)	-	(3,650,248)	(128.4)	1,885,727	(51.7)
Income tax (expense)	-	-	(10,441)	(0)	10,441	0
Net (Loss)	(1,764,522)	-	(3,660,689)	(128.7)	1,896,167	(51.8)

GoLogiq (fka Lovarra) including AppLogiq segment Results of Operations

	For the three months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$1,633,375	100.0%	$-	100.0%	$1,633,375	100.0%
Cost of revenues (service)	873,072	53.5	-	-	873,072	100.0
Gross profit	760,303	46.5	-	-	760,303	100.0

Depreciation and amortization	31,284	1.9	-	-	31,284	100.0
General and administrative	400,836	24.5	-	-	400,836	100.0
Sales and marketing	-	-	-	-	-	100.0
Research and development	975,000	59.7	-	-	975,000	100.0
Total operating expenses	1,407,120	86.1	-	-	1,407,120	100.0
(Loss) from operations	(646,817)	(39.6)	-	-	(646,817)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(646,817)	(39.6)	-	-	(646,817)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(646,817)	(39.6)	-	-	(646,817)	100.0

Logiq (Nevada) including DataLogiq segment results of operations

	For the three months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$3,316,601	100.0%	$5,460,302	100.0%	$(2,143,701)	(39.3)%
Cost of revenues (service)	2,257,288	68.1	3,912,144	71.6	(1,654,856)	(42.3)
Gross profit	1,059,313	31.9	1,548,158	28.4	(488,845)	(31.6)

Depreciation and amortization	999,647	30.1	999,647	18.3	-	-
General and administrative	3,472,407	104.7	1,815,680	33.3	1,656,727	91.2
Sales and marketing	572,085	17.2	351,992	6.4	220,093	62.5
Research and development	64,094	1.9	192,035	3.5	(127,941)	(66.6)
Total operating expenses	5,108,233	154.0	3,359,354	61.5	1,748,879	52.1
(Loss) from operations	(4,048,920)	(122.1)	(1,811,196)	(33.2)	(2,237,724)	123.5

Other (Expenses)/Income, net	(582)	(0.02)	496,250	9.09	(496,832)	(100.12)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(4,049,502)	(122.1)	(1,314,946)	(24.1)	(2,734,556)	208.0
Income tax (expense)		-	-	-	-	-
Net (Loss)	(4,049,502)	(122.1)	(1,314,946)	(24.1)	(2,734,556)	208.0

Consolidated Revenue (Service)

Consolidated revenues were $4,949,976 and $8,303,987 for the three months ended June 30, 2022 and 2021, respectively.

The revenues from our AppLogiq segment increased to $1,633,375 compared to $nil for the three months ended June 30, 2022 and 2021, respectively, due to all revenue to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform revenues decreased to $3,316,601 compared to $5,460,302 for the three months ended June 30, 2022 and 2021, respectively. The decrease in revenues is primarily due to regulatory changes in the Medicare vertical.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $3,130,360 and $5,855,138 for the three months ended June 30, 2022 and 2021, respectively.

The Cost of revenues of the Company’s AppLogiq segment increased to $873,072 from $nil for the three months ended June 30, 2022 and 2021 respectively, due to all cost relating to AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform cost of revenue was $2,257,288 compared to $3,912,144 for the three months ended June 30, 2022 and 2021 from reduced revenues.

Consolidated Gross Profit

Consolidated Gross Profit was $1,819,616 and $2,448,849 for the three months ended June 30, 2022 and 2021, respectively.

Our consolidated gross margin increased to 36.8% from 29.5% for the three months ended June 30, 2022 and 2021.

Our AppLogiq segment gross profit was $760,303 compared to $nil for the three months ended June 30, 2022 and 2021 respectively, due to all revenue, cost relating to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform gross profit was $1,059,313 and $1,548,158 for the three months ended June 30, 2022 and 2021, respectively. Our DataLogiq platform gross margin increased to 31.9% from 28.4% for the three months ended June 30, 2022 and 2021, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $5,637,766 and $4,992,774 for the three months ended June 30, 2022 and 2021, respectively.

Our AppLogiq segment’s (GoLogiq’s fka Lovarra) General and administrative expenses were $400,836 and $nil for the three months ended June 30, 2022 and 2021, respectively. AppLogiq’s general and administrative expenses reflect $156,250 of stock compensation costs including shares issued to consultants and director for services rendered.

Our DataLogiq platform General and administrative expenses were $3,472,408 and $1,815,680 for the three months ended June 30, 2022 and 2021, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management and the legal & professional and operating costs in the acquisition of Battle Bridge.

Stock-based compensation

Stock-based compensation expenses for the three months ended June 30, 2022 and 2021 was $1,710,156 and $1,406,827, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $572,085 and $351,992 for the three months ended June 30, 2022 and 2021, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $1,039,094 and $1,459,535 for the three months ended June 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq fka Lovarra) Research and Development (“R&D”) expenses were $975,000 and $nil for the three months ended June 30, 2022 and 2021, respectively, due to R&D expenses relating to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform Research and Development (R&D) expenses were $64,094 and $192,035 for the three months ended June 30, 2022 and 2021, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was ($582) and $421,189 for the three months ended June 30, 2022 and 2021 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($6,460,841) and ($4,965,194) for the three months ended June 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq fka Lovarra) incurred a net loss of ($646,817) and $nil for the three months ended June 30, 2022 and 2021, respectively.

Our DataLogiq platform incurred a net loss of ($4,049,503) and ($1,314,946) for the three months ended June 30, 2022 and 2021 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and based on unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

Our AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022. All revenue, cost allocable to the AppLogiq had been transferred to the GoLogiq (fka Lovarra).

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $3,316,601 for the three months ended June 30, 2022 compared to $5,460,302 for the same period in 2021, a decrease of $2,143,701 or 39.3%. The decrease in revenues is primarily a result due to regulatory changes in the Medicare vertical.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $2,257,288 for the three months ended June 30, 2022 compared to $3,912,144 for the same period in 2021, a decrease of $1,654,856 or 42.3%.

Gross Profit

DataLogiq gross profit was $1,059,313 for the three months ended June 30, 2022 compared to $1,548,158 for the same period in 2021, a decrease of $488,845 or 31.6%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $999,647 for the three months ended June 30, 2022 compared to $999,647 for the same period in 2021.

General and administrative

DataLogiq general and administrative expenses were $3,472,407 for the three months ended June 30, 2022 compared to $1,815,680 for the same period in 2021, an increase of $1,656,728 or 91.2%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business, and inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $572,085 for the three months ended June 30, 2022 compared to $351,992 for the same period in 2021, an increase of $220,093 or 62.5%.

Research and development

DataLogiq research and development expenses were $64,094 for the three months ended June 30, 2022 compared to $192,035 for the same period in 2021, a decrease of $127,941 or 66.6%. Research and development costs include developers that support and enhance our technologies.

(Loss) from Operations

DataLogiq’s loss from operations was ($4,048,920) for the three months ended June 30, 2022 compared to ($1,811,196) for the same period in 2021.

Other Income/(Expenses)

For the three months ended June 30, 2022, DataLogiq other expenses was ($582) compared to other income $496,250 for the same period in 2021.

Results of Operations for the Six Months ended June 30, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bare to net sales for the six months ended June 30, 2022 and 2021. The consolidated results include Logiq, Inc. (a Delaware Corporation), Logiq, Inc. (a Nevada Corporation), Fixel, Rebel and Battle Bridge (collectively also known as DataLogiq business segment), as well as GoLogiq, Inc. (fka Lovarra), which was a majority owned subsidiary of the Company until completion of the Distribution of July 27, 2022, the results of which include our AppLogiq business segment.

Consolidated Results of Operations

	For the six months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$13,055,360	100.0%	$16,384,299	100.0%	$(3,328,939)	(20.3)%
Cost of revenues (service)	9,031,083	69.2	11,709,194	71.5	(2,678,111)	(22.9)
Gross profit	4,024,277	30.8	4,675,105	28.5	(650,828)	(13.9)

Depreciation and amortization	2,061,860	15.8	1,720,276	10.5	341,584	19.9
General and administrative	9,238,763	70.8	9,137,139	55.8	101,624	1.1
Sales and marketing	871,401	6.7	721,253	4.4	150,148	20.8
Research and development	2,296,178	17.6	2,562,672	15.6	(266,494)	(10.4)
Total operating expenses	14,468,202	110.8	14,141,340	86.3	326,862	2.3
(Loss) from operations	(10,443,925)	(80.0)	(9,466,235)	(57.8)	(977,690)	10.3

Other (Expenses)/Income, net	2,560	0.02	419,292	2.56	(416,732)	(99.4)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(10,441,365)	(80.0)	(9,046,943)	(55.2)	(1,394,422)	15.4
Income tax (expense)	-	-	(10,441)	(0)	10,441	0
Net (Loss)	(10,441,365)	(80.0)	(9,057,384)	(55.3)	(1,383,981)	15.3

Logiq (Delaware) Results of Operations

	For the six months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$-	-%	$5,284,813	100.0%	$(5,284,813)	(100.0)%
Cost of revenues (service)	-	-	3,649,159	69.0	(3,649,159)	(100.0)
Gross profit	-	-	1,635,654	31.0	(1,635,654)	(100.0)

Depreciation and amortization	-	-	62,567	1.2	(62,567)	(100)
General and administrative	1,507,992	-	5,715,201	108.1	(4,207,209)	(73.6)
Sales and marketing	-	-	69,750	-	(69,750)	-
Research and development	-	-	2,192,500	41.5	(2,192,500)	(100.0)
Total operating expenses	1,507,992	-	8,040,018	152.1	(6,532,026)	(81.2)
(Loss) from operations	(1,507,992)	-	(6,404,364)	(121.2)	4,896,372	(76.5)

Other (Expenses)/Income, net	-	-	(75,061)	(1)	75,061	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,507,992)	-	(6,479,425)	(122.6)	4,971,433	(76.7)
Income tax (expense)	-	-	(10,441)	(0)	10,441	0
Net (Loss)	(1,507,992)	-	(6,489,866)	(122.8)	4,981,874	(76.8)

GoLogiq (fka Lovarra) including AppLogiq segment Results of Operations

	For the six months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$4,942,392	100.0%	$-	100.0%	$4,942,392	100.0%
Cost of revenues (service)	3,108,413	62.9	-	-	3,108,413	100.0
Gross profit	1,833,979	37.1	-	-	1,833,979	100.0

Depreciation and amortization	62,567	1.3	-	-	62,567	100.0
General and administrative	1,738,352	35.2	-	-	1,738,352	100.0
Sales and marketing	5,000	0.1	-	-	5,000	100.0
Research and development	2,065,500	41.8	-	-	2,065,500	100.0
Total operating expenses	3,871,419	78.3	-	-	3,871,419	100.0
(Loss) from operations	(2,037,440)	(41.2)	-	-	(2,037,440)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,037,440)	(41.2)	-	-	(2,037,440)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,037,440)	(41.2)	-	-	(2,037,440)	100.0

Logiq (Nevada) including DataLogiq segment results of operations

	For the six months ended
	June 30, 2022		June 30, 2021		Change
Revenue (service)	$8,112,968	100.0%	$11,099,486	100.0%	$(2,986,518)	(26.9)%
Cost of revenues (service)	5,922,670	73.0	8,060,035	72.6	(2,137,365)	(26.5)
Gross profit	2,190,298	27.0	3,039,451	27.4	(849,153)	(27.9)

Depreciation and amortization	1,999,293	24.6	1,657,709	14.9	341,584	20.6
General and administrative	5,992,419	73.9	3,421,938	30.8	2,570,481	75.1
Sales and marketing	866,401	10.7	651,503	5.9	214,898	33.0
Research and development	230,678	2.8	370,172	3.3	(139,494)	(37.7)
Total operating expenses	9,088,791	112.0	6,101,322	55.0	2,987,469	49.0
(Loss) from operations	(6,898,493)	(85.0)	(3,061,871)	(27.6)	(3,836,622)	125.3

Other (Expenses)/Income, net	2,560	0.03	494,353	4.45	(491,793)	(99.48)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(6,895,933)	(85.0)	(2,567,518)	(23.1)	(4,328,415)	168.6
Income tax (expense)		-		-	-	-
Net (Loss)	(6,895,933)	(85.0)	(2,567,518)	(23.1)	(4,328,415)	168.6

Consolidated Revenue (Service)

Consolidated revenues were $13,055,360 and $16,384,299 for the six months ended June 30, 2022 and 2021, respectively.

The revenues from our AppLogiq segment increased to $4,942,392 compared to $nil for the six months ended June 30, 2022 and 2021, respectively; due to all revenue relating to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform revenues decreased to $8,112,968 compared to $11,099,486 for the six months ended June 30, 2022 and 2021, respectively. The decrease in revenues is primarily due regulatory changes in the Medicare vertical.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $9,031,083 and $11,709,194 for the six months ended June 30, 2022 and 2021, respectively.

The cost of revenues of the Company’s AppLogiq segment increased to $3,108,413 from $nil for the six months ended June 30, 2022 and 2021 respectively, due to all cost relating to the AppLogiq had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Our DataLogiq platform cost of revenue was $5,922,670 compared to $8,060,035 for the six months ended June 30, 2022 and 2021 respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $4,024,277 and $4,675,105 for the six months ended June 30, 2022 and 2021, respectively.

Our consolidated gross margin increased to 30.8% from 28.5% for the six months ended June 30, 2022 and 2021.

Our AppLogiq segment gross profit was $1,833,979 compared to $nil for the six months ended June 30, 2022 and 2021 respectively, due to all revenue, cost relating to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022. During COVID-19, we pursued a path towards higher gross profit margins which involved an elimination of lower margin business and increase of direct sales/marketing. This caused a reduction in overall revenue but successfully yielded higher margins more than double over the course of the following year. Given the recent decline in the stock market and specifically technology stocks, we felt that it was time to replicate the same strategy and evaluate a higher margin path again.

Our DataLogiq platform gross profit was $2,190,298 and $3,039,451 for the six months ended June 30, 2022 and 2021, respectively. Our DataLogiq platform gross margin decreased to 27.0% from 27.4% for the six months ended June 30, 2022 and 2021, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $9,238,763 and $9,137,139 for the six months ended June 30, 2022 and 2021, respectively.

The Company including AppLogiq’s (GoLogiq’s fka Lovarra) General and administrative expenses were $1,738,352 and $nil for the six months ended June 30, 2022 and 2021, respectively. AppLogiq’s general and administrative expenses reflect $936,250 of stock compensation costs including shares issued to consultants and director.

Our DataLogiq platform General and administrative expenses were $5,992,419 and $3,421,938 for the six months ended June 30, 2022 and 2021, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management, and also inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2022 and 2021 was $2,326,347 and $2,932,731, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $871,401 and $721,253 for the six months ended June 30, 2022 and 2021, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $2,296,178 and $2,562,672 for the six months ended June 30, 2022 and 2021, respectively.

Our AppLogiq segment Research and Development (“R&D”) expenses were $2,065,500 and $nil for the six months ended June 30, 2022 and 2021, respectively, due to R&D expenses relating to the AppLogiq segment had been disposed to GoLogiq (fka Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $2,560 and $419,292 for the six months ended June 30, 2022 and 2021 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($10,441,365) and ($9,046,943) for the six months ended June 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq fka Lovarra) incurred a net loss of ($2,037,440) and $nil for the six months ended June 30, 2022 and 2021, respectively.

Our DataLogiq platform incurred a net loss of ($6,895,933) and ($2,567,518) for the six months ended June 30, 2022 and 2021 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss with unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

Our AppLogiq segment was acquired by GoLogiq, Inc. (fka Lovarra) in January 2022. All revenue, cost had been transferred to the GoLogiq (fka Lovarra).

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $8,112,968 for the six months ended June 30, 2022 compared to $11,099,486 for the same period in 2021, a decrease of $2,986,518 or 26.9%. The decrease in revenues is primarily a result due to regulatory changes in the Medicare vertical.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $5,922,670 for the six months ended June 30, 2022 compared to $8,060,035 for the same period in 2021, a decrease of $2,137,365 or 26.5%.

Gross Profit

DataLogiq gross profit was $2,190,298 for the six months ended June 30, 2022 compared to $3,039,451 for the same period in 2021, a decrease of $849,153 or 27.9%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $1,999,293 for the six months ended June 30, 2022 compared to $1,657,709 for the same period in 2021, an increase of $341,584 or 20.6%.

General and administrative

DataLogiq general and administrative expenses were $5,992,419 for the six months ended June 30, 2022 compared to $3,421,938 for the same period in 2021, an increase of $2,570,481 or 75.1%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business. and inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $866,401 for the six months ended June 30, 2022 compared to $651,503 for the same period in 2021, an increase of $214,898 or 33.0%.

Research and development

DataLogiq research and development expenses were $230,678 for the six months ended June 30, 2022 compared to $370,172 for the same period in 2021, a decrease of $139,494 or 37.7%. Research and development costs include developers that support and enhance our technologies.

(Loss) from Operations

DataLogiq’s loss from operations was ($6,898,493) for the six months ended June 30, 2022 compared to ($3,061,871) for the same period in 2021.

Other Income/(Expenses)

For the six months ended June 30, 2022, DataLogiq other income was $2,560 compared to $494,353 for the same period in 2021.

Liquidity and Capital Resources

During the six months ended June 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, and (iii) proceeds from third-party financings.

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

As of June 30, 2022, we currently have no material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

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

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
Cash flows:	2022	2021
Net cash (used in) operating activities	$(7,023,953)	$(7,341,252)
Net cash provided (used in) by investment activities	$7,209,381	$(303,682)
Net cash (used in) provided by financing activities	$(1,355,304)	$9,942,895

Operating Activities

During the six months ended June 30, 2022, movement in changes in operating activities was ($7,023,953), compare to ($7,341,252) for the same period in 2021. As a result of (loss) from operations used ($10,443,925) and ($9,466,235) for the six months ended June 30, 2022 and 2021, our net (loss) for the six months ended June 30, 2022 increased to ($10,441,365) and ($9,057,384) respectively compared to the same period last year, depreciation and amortization increased to $2,061,860 and $1,720,276 respectively compared to the same period last year as a result of acquisitions of Fixel and Rebel.

Investing Activities

During the six months ended June 30, 2022, $7,209,381 arose from the disposal of our interest in amounts due from our associate WIP compared to movements in investing activities in our financial asset investment portfolio based and managed in the US, compared to ($303,682) during the six months ended June 30, 2021.

Financing Activities

During the six months ended June 30, 2022, we used ($1,355,304) in financing activities, compared to $9,942,895 generated for the six months ended June 30, 2021, primarily from the proceeds from the sale of common stock.

We estimate that based on current plans, assumptions and successful fund raising, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, for up to 12 months. We believe that we have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered shares of equity securities sold during this time period which were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated March 31, 2022, by and among Logiq, Inc., Battle Bridge Acquisition Co, LLC, Section 2383 LLC, Travis Phipps and Robb Billy (1)
3.1	Certificate of Incorporation, filed November 18, 2004 (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013 (2)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013 (2)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013 (2)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013 (2)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013 (2)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015 (2)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020 (2)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (2)
3.12	Amended and Restated Bylaws (3)
4.1	Warrant to Purchase Common Stock, dated March 30, 2022 (4)
10.1	Second Amended and Restated 2020 Equity Incentive Plan and related form agreements, dated January 25, 2022 (3)
10.2	Purchase Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC (4)
10.3	Registration Rights Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC (4)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2022

(2)	incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021

(3)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022

(4)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: August 15, 2022	By:	/s/ Brent Suen
Brent Suen Chairman, President, Chief Executive Officer, Principal Executive & Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer & Director