Form 10-Q
period 2022-09-30
LOGIQ, INC.
filed 2022-11-14
CIK 1335112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the issuer had 47,359,024 shares of common stock issued and outstanding.

LOGIQ, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ, INC.

Consolidated Balance Sheets

	September 30	December 31
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	11,752,801	14,797,196
Property and equipment, net	114,832	153,973
Goodwill	5,577,926	5,577,926
Total non-current assets	17,445,559	20,529,095

Current assets
Amount due from associate	-	7,208,700
Accounts receivable	2,955,949	3,966,086
Right to use assets - operating lease	52,217	91,571
Prepayment, deposit and other receivables	704,583	804,011
Financial assets held for resale	-	681
Restricted cash	20,004	22,513
Cash and cash equivalents	368,274	1,563,752
Total current assets	4,101,027	13,657,314
Total assets	$21,546,586	$34,186,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,782,823	2,293,858
Accruals and other payables	3,290,613	1,804,131
Deferred revenue	705	10,500
Lease liability - operating lease	52,217	91,571
Deposits received for share to be issued	188,250	401,028
Total current liabilities	7,314,608	4,601,088

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$7,324,608	$4,611,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 36,849,696 and 26,350,756 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,685	2,635
Additional paid-in capital	89,592,945	82,473,004
Capital reserves	25,011,625	29,349,795
Accumulated deficit brought forward	(100,386,277)	(82,250,113)
Total stockholder's equity	14,221,978	29,575,321
Total liabilities and stockholders' equity	$21,546,586	$34,186,409

The accompanying notes are an integral part of these financial statements

LOGIQ, INC.

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,100,373	$7,826,249	$17,155,733	$24,210,548
Cost of Service	2,792,499	5,520,862	11,823,582	17,230,056
Gross Profit	1,307,874	2,305,387	5,332,151	6,980,492

Operating Expenses
Depreciation and amortization	1,021,676	1,030,932	3,083,536	2,751,208
General and administrative	7,265,372	5,159,813	16,504,135	14,296,952
Sales and marketing	394,628	477,226	1,266,029	1,198,479
Research and development	321,000	1,447,567	2,617,178	4,010,239
Total Operating Expenses	9,002,676	8,115,538	23,470,878	22,256,878

(Loss) from Operations	(7,694,802)	(5,810,151)	(18,138,727)	(15,276,386)

Other (Expenses)/Income, net	3	36,740	2,563	456,032

Net (Loss) before income tax	(7,694,799)	(5,773,411)	(18,136,164)	(14,820,354)
Income tax (Corporate tax)	-	-	-	(10,441)
Net (Loss)	$(7,694,799)	$(5,773,411)	$(18,136,164)	$(14,830,795)

Net (Loss) profit per common share - basic and fully diluted:	(0.2221)	(0.2471)	(0.5808)	(0.7623)

Weighted average number of basic and fully diluted common shares outstanding	34,645,067	23,365,486	31,241,330	19,455,335

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(18,136,164)	$(14,830,795)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	39,141	39,097
Amortization of intangible assets	3,044,395	2,712,111
PPP Loan forgiveness	-	(507,068)
Changes in operating assets and liabilities:
Accounts receivable	1,010,137	(529,750)
Prepayments, deposit and other receivables	99,428	(763,326)
Accounts payable	1,488,965	1,172,292
Accruals and other payables	1,486,482	328,260
Deferred revenue	(9,795)	(32,659)
Net cash (used in) operating activities	(10,977,411)	(12,411,838)

INVESTING ACTIVITIES:
Amount due from associate	7,208,700	(1,279,000)
Financial assets held for resale	681	593,582
Net restricted cash acquired in acquisitions	-	7,736
Net cash provided by (used in) investing activities	7,209,381	(677,682)

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(212,778)	-
Proceeds from stock issuance, net of expenses	2,782,821	11,051,120
Proceeds from stock issuance from IPO, net of expenses	-	3,910,784
Net cash provided by (used in) financing activities	2,570,043	14,961,904

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,197,987)	1,872,384

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,586,265	3,489,778

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$388,278	$5,362,162

NON-CASH TRANSACTION
Issuance of shares for services received	$5,969,804	$3,501,236

The accompanying notes are an integral part of these financial statements

LOGIQ, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders' (equity)

Balance December 31 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of Shares	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancelation of shares	(132,320)	(13)	-	-	-	(13)
Net loss for period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31 2022	29,169,516	$2,917	$84,068,490	$24,969,396	$(86,230,637)	$22,810,166
Issuance of Shares	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancelation of shares	(6)	-	-	-	-	-
Net loss for period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30 2022	33,401,334	$3,341	$85,768,372	$25,010,514	$(92,691,478)	$18,090,748
Issuance of Shares	3,448,362	345	3,824,573	1,111	-	3,826,029
Cancelation of shares	-	-	-	-	-	-
Net loss for period	-	-	-	-	(7,694,799)	(7,694,799)
Balance September 30 2022	36,849,696	$3,685	$89,592,945	$25,011,625	$(100,386,277)	$14,221,978

	Common stock	Amount	Additional paid-in capital	Capital reserves	Accumulated (deficit)	Stockholders' (equity)

Balance December 31 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of shares for proceeds	238,194	24	1,420,389	-	-	1,420,413
Issuance of shares for acquisitions	1,032,056	103	-	6,192,336	-	6,192,439
Issuance of shares for services	998,955	100	1,525,904	-	-	1,526,004
Net loss for the period	-	-	-	-	(4,081,749)	(4,081,749)
Balance March 31 2021	17,826,644	$1,783	$69,686,188	$25,477,719	$(66,205,075)	$28,960,615
Issuance of shares for proceeds	2,488,767	249	3,851,650	-	-	3,851,899
Issuance of shares for acquisitions	-	-	-	1,126,331	-	1,126,331
Issuance of shares for services	921,000	92	1,406,828	-	-	1,406,920
Net loss for the period	-	-	-	-	(4,975,635)	(4,975,635)
Balance June 30 2021	21,236,411	$2,124	$74,944,666	$26,604,050	$(71,180,710)	$30,370,130
Issuance of shares for proceeds	2,864,147	286	4,015,256	-	-	4,015,542
Cancellation of shares for proceeds	(90,000)	(9)	-	-	-	(9)
Issuance of shares for acquisitions	-	-	-	2,256,634	-	2,256,634
Issuance of shares for services	1,211,384	121	1,850,389	-	-	1,850,510
Cancellation of shares for service	(839,204)	(84)	(1,281,605)	-	-	(1,281,689)
Issuance of shares for convertible note	3,721,745	372	2,911,000	-	-	2,911,372
Cancellation of shares for convertible note	(1,859,768)	(186)	-	-	-	(186)
Net loss for the period	-	-	-	-	(5,773,411)	(5,773,411)
Balance September 30 2021	26,244,715	$2,624	$82,439,706	$28,860,684	$(76,954,121)	$34,348,893

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

AppLogiq Spin-Off

On December 15, 2021, the Company entered into various agreements with GoLogiq, Inc. (then known as Lovarra), a Nevada corporation (“GoLogiq”) and a public reporting company that, at the time, was a majority owned subsidiary of the Company, pursuant to which the Company agreed to transfer its AppLogiq business to GoLogiq, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). GoLogiq is a fully reporting U.S. public company. In connection with the Separation, the Company announced that it intended to distribute, on a pro rata basis, 100% of the Company’s ownership interests in GoLogiq to the Company’s shareholders of record as of December 30, 2021 (the “Record Date”) (the “Distribution,” and collectively with the “Separation,” the “Spin Off”), which Distribution of said shares was expected to occur approximately six months from completion of the Separation (the “Distribution Date”), subject to customary conditions and approvals.

On January 27, 2022, the Company completed the transfer of its AppLogiq business to GoLogiq. In connection with the completion of the transfer of AppLogiq to GoLogiq, GoLogiq issued 26,350,756 shares of its common stock to the Company (the “GoLogiq Shares”). The Company held the GoLogiq Shares until it distributed 100% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra) upon completion of the Distribution.

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq, and going forward, GoLogiq’s results of operations will no longer be consolidated with the Company’s at December 31, 2022.

As of September 30, 2022, the Company controlled, through one of its subsidiaries, approximately 12.2% of the GoLogiq’s issued and outstanding shares of common stock.

DataLogiq Spin-off

On September 9, 2022, the Company and the Company’s wholly-owned subsidiary, DLQ, Inc., a Nevada corporation (“DLQ”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abri SPAC I, Inc., a Delaware corporation, (“Abri”), and Abri Merger Sub (“Merger Sub”) wherein Merger Sub will merge with and into DLQ with DLQ being the surviving company (“Surviving Company”), and a wholly owned subsidiary of Abri. The Merger is expected to close after obtaining the required approval by the stockholders of Abri and the Company, and upon the satisfaction of certain other customary closing conditions (“Closing”).

At Closing Abri will deliver to the Company $114 million worth of shares Abri common stock, par value $0.0001, at $10.00 per share (the “Merger Consideration Shares”). Also at Closing, the Company will issue a dividend to its shareholders on a pro-rata basis equal to 25% of the aggregate Merger Consideration Shares (the “Dividend Shares”), payable to the Company shareholders of record as of a record date to be set shortly before Closing. More information relating to the Merger Agreement, the dividend and the various agreements associated with the Merger Agreement can be found in the Form 8-K filed by the Company on September 12, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Logiq, Inc. (Delaware) and its wholly owned material operating subsidiaries, Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel AI Inc., as well as the accounts of GoLogiq, Inc., which was a majority owned subsidiary of Logiq, Inc. Material intercompany balances and transactions have been eliminated on consolidation.

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

The Company has two operating business segments:

AppLogiq marketed as CreateApp is a platform acquired in 2015 and subsequently enhanced in 2016 and 2017, offered on a Platform-as-a-Service (“PaaS”) basis providing digital marketing to SMBs in a wide variety of industry sectors, to increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business. Our AppLogiq segment was sold and assigned to GoLogiq, then a majority owned subsidiary of the Company, on January 27, 2022.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the nine months ended September 30, 2022 and 2021.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the nine months ended September 30, 2022 and 2021 amounted to $3,044,395 and $2,712,111, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

ASSOCIATES

Associates are all entities over which the group has significant influence but not control or joint control, generally accompanying a shareholding interest of between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method of accounting, after initially being recognized at cost. The group’s investment in associates includes goodwill identified on acquisition. The group’s share of its associates’ post-acquisition profits or losses is recognized in profit or loss, and its share of post-acquisition other comprehensive income is recognized in other comprehensive income. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. Dividends receivable from associates are recognized as a reduction in the carrying amount of the investment. Where the group’s share of losses in an associate equal or exceeds its interest in the associate, including any other unsecured long-term receivables, the group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate. Unrealized gains on transactions between the group and its associates are eliminated to the extent of the group’s interest in the associates. Unrealized losses are also eliminated, unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of associates have been changed, where necessary, to ensure consistency with the policies adopted by the group.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The Company determined that there was no impairment for right-of-use lease assets as of September 30, 2022.

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

As of September 30, 2022 and 2021, the allowance for bad debt was approximately $155,592 and $54,619, respectively.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of September 30, 2022 and 2021, the Company has the following amounts related to intangible assets:

	GoLogiq (formerly Lovarra) (Including CreateApp)	DataLogiq	Total

Cost as of January 1, 2022	$1,885,330	$19,718,391	$21,603,721
Additions	$-	$-	$-
Cost as of September 30, 2022	$1,885,330	$19,718,391	$21,603,721

Amortization
Brought forward as of January 1, 2022	$1,396,398	$5,410,127	$6,806,525
Charge for the period	$93,849	$2,950,546	$3,044,395
Accumulated depreciation as of September 30, 2022	$1,490,247	$8,360,673	$9,850,920

Net intangible assets as of September 30, 2022	$395,083	$11,357,718	$11,752,801

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

Amortization expense related to intangible assets for the three months ended September 30, 2022 and 2021 amounted to $1,017,204 and $1,017,204, respectively.

Amortization expense related to intangible assets for the nine months ended September 30, 2022 and 2021 amounted to $3,044,395 and $2,712,111, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of September 30, 2022 in the next five fiscal years and thereafter is as follows:

Remaining of 2022	$1,024,416
2023	4,068,811
2024	4,068,811
2025	2,251,265
2026 and thereafter	339,498
$11,752,801

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2022 and 2021, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2022	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of September 30, 2022	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2022	$67,271	$32,118	$99,389
Charge for the period	$25,227	$13,914	$39,141
Accumulated depreciation as of September 30, 2022	$92,498	$46,032	$138,530

Net property and equipment as of September 30, 2022	$73,459	$41,373	$114,832

Net property and equipment as of December 31, 2021	$98,686	$55,287	$153,973

Depreciation expense for the three months ended September 30, 2022 and 2021 amounted to $13,728 and $13,729, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $39,141 and $39,097, respectively.

NOTE 5 – GOODWILL

	As of September 30,	As of December 31,
	2022	2021

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,577,926

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

NOTE 6 – ACCOUNTS RECEIVABLE

	As of September 30,	As of December 31,
	2022	2021

Accounts receivable - gross	$3,111,541	$4,121,678
Allowance for doubtful debts	(155,592)	(155,592)
Accounts receivable - net	2,955,949	3,966,086

Movement in allowance for doubtful debts

Balance as at beginning of period	$155,592	$54,619
Provision for bad debts	-	100,973
Reversal of the provision	-	-
Balance at end of period	155,592	155,592

Age of Impaired trade receivables

Current	$2,085,495	70.6%
1 - 30 days	369,244	12.5%
31 - 60 days	99,707	3.4%
61 - 90 days	110,765	3.7%
91 and over	290,738	9.8%
Total	2,955,949	100.0%

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

The Company held a 31% unexercised option in WIP as of December 31, 2018. Due to the continuing legal restructuring in Indonesia, all the conditions precedent had not been satisfied and the 31% option had not been exercised as of September 30, 2022.

NOTE 8 – AMOUNT DUE FROM ASSOCIATE

The amount due from associate is interest free, unsecured with no fixed repayment terms.

The amount due from associate of $7,243,700 has been acquired by GoLogiq as of January 27, 2022.

	As of September 30,	As of December 31,
	2022	2021

Amount due from associate	$-	$7,208,700
	$-	$7,208,700

NOTE 9 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of September 30,	As of December 31,
	2022	2021

Deposit	$472,401	$400,801
Prepayments	232,182	403,210
	$704,583	$804,011

NOTE 10 – ACCRUALS AND OTHER PAYABLE

Accruals and other payable consist of the following:

	As of September 30,	As of December 31,
	2022	2021

Accruals	$3,290,613	$1,804,131
	$3,290,613	$1,804,131

NOTE 11 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the three months ended September 30, 2022 and 2021, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of September 30, 2022	As of December 31, 2021
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of September 30, 2022, the Company does not have any deferred tax assets.

History of Deferred tax assets

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from what would be expected by applying the effective rates to net income (loss) as follows:

	As of December 31,	As of December 31,
	2015	2014

Net Profit/(Loss) for the year	$733,721	$(255,693)
Statutory and effective tax rates	39.8%	39.8%

Expected income tax expenses (recovery) based on effective rate	292,201	(101,765)
Tax losses carryforward deferred	(292,201)	101,765
Corporate Income Tax expenses (recovery) recognized in the accounts	-	-

The Company has accumulated net operating losses totaling $2,619,205 (2014: 3,352,926) for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at December 31, 2015 and 2014 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	As of December 31,	As of December 31,
	2015	2014

Net operating loss carryforward	$2,619,205	$3,352,926
Accruals and reserves	-	-
	2,619,205	3,352,926
Statutory tax rate	39.8%	39.8%
Deferred tax assets	1,042,444	1,334,465
Valuation allowance	(1,042,444)	(1,334,465)
Net deferred tax asset	-	-

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

In the year 2022 we had the below common stock issuances:

Sale of Common Stock – March 2022

On March 30, 2022, the Company entered into a Purchase Agreement with Ionic Ventures, LLC (“Ionic”), whereby the Company has the right, but not the obligation, to sell to Ionic, and Ionic is obligated to purchase up to in the aggregate $40,000,000 worth of the Company’s common stock (the “Purchase Shares”), par value $0.0001 per share. Sales of common stock by the Company under the Purchase Agreement will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on March 30, 2020 (the “Primary Commencement Date”).

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

Battle Bridge Acquisition – March 2022

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

Total Stock Issuances

During the period from January 1, 2022 to March 31, 2022, a total of 2,951,080 shares with par value of $0.0001 per share were issued to various stockholders.

During the period from April 1, 2022 to June 30, 2022, a total of 4,231,824 shares with par value of $0.0001 per share were issued to various stockholders.

During the period from July 1, 2022 to September 30, 2022, a total of 3,448,362 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the period from July 1, 2022 to September 30, 2022, a total of 2,246,150 shares with par value of $0.0001 per share were issued for consultancy services received.

Cancellation of Common Stock

During the three months ended March 31, 2022, 132,320 shares of common stock par value of $0.0001 per share, were cancelled.

During the three months ended June 30, 2022, 6 shares of common stock par value of $0.0001 per share, were cancelled.

During the three months ended September 30, 2022, no shares of common stock were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2022, a total of 132,320 shares of common stock was returned and 25,080 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2022, a total of 1,017,286 shares of common stock was issued for stock-based compensation to consultants.

For the three months ended September 30, 2022, a total of 2,246,150 shares of common stock was issued for stock-based compensation to consultants.

NOTE 14 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2022 and 2021, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Numerator - basic and diluted
Net (Loss)	$(7,694,799)	$(5,773,411)	(18,136,164)	(14,830,795)

Denominator
Weighted average number of common shares outstanding - basic and diluted	34,645,067	23,365,486	31,241,330	19,455,335
(Loss) per common share - basic and diluted	$(0.2221)	$(0.2471)	(0.5805)	(0.7623)

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

The operating lease is listed as separate line item on Logiq, Inc. (Nevada)’s September 30, 2022 and December 31, 2021 consolidated balance sheets and represent the Group’s right to use the underlying asset for the lease term. The Group’s obligations to make lease payments are also listed as a separate line item on the Group’s September 30, 2022 and December 31, 2021 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Group’s existing leases, the Group recognized right-of-use assets and lease liabilities for operating leases of approximately $693,000, on January 8, 2020. Operating lease right-of-use assets and liabilities commencing after January 8, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2022 and December 31, 2021, total operating right-of-use assets were $52,217 and $91,571, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in the lease is not readily determinable, the Group uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Group’s operating lease liabilities are as follows:

	As of September 30, 2022	As of December 31, 2021
Cash paid for operating lease liabilities	$240,095	367,200
Remaining lease term	3 months	1 years
Discount rate	3.25%	1.5%

Future minimum lease payments under the non-cancellable operating lease agreements are as follows:

2022	$52,500
Less imputed interest	(283)
Total lease liability	$52,217

Legal proceedings

None.

NOTE 16 – SEGMENT INFORMATION

The Group has determined that it operates in two operating and reportable business segments: DataLogiq and GoLogiq (including CreateApp (formerly known as AppLogiq)). The Company determined its reportable segments based on operating and financial reports regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”).

The DataLogiq reportable segment is comprised of the subsidiaries’ accounts of Logiq, Inc. (a Nevada Corporation), Fixel AI, Inc. and Rebel AI Inc.

The GoLogiq (formerly Lovarra) reportable segment is comprised of the reportable segment of the CreateApp (formerly known as AppLogiq), which was held by the Company’s previously majority owned subsidiary, GoLogiq LLC, as of September 30, 2022.

The Logiq reportable segment is not a business segment but comprise Corporate activities.

The following table presents the segment information for the three months and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Logiq (Delaware)
Segment operating income	$-	$2,849,539	$-	$8,134,352
Other corporate expenses, net	3,783,861	5,814,458	5,291,854	17,589,137
Total operating (loss) income	(3,783,861)	(2,964,919)	(5,291,854)	(9,454,785)

GoLogiq (formerly Lovarra) incl CreateApp
Segment operating income	$334,987	$-	$5,277,379	$-
Other corporate expenses, net	1,012,149	-	7,991,978	-
Total operating (loss)	(677,162)	-	(2,714,599)	-

Logiq (Nevada) incl DATALogiq
Segment operating income	$3,765,386	$4,976,710	$11,878,354	$16,076,196
Other corporate expenses, net	6,999,162	7,785,202	22,008,066	21,452,206
Total operating (loss)	(3,233,776)	(2,808,492)	(10,129,712)	(5,376,010)

Consolidated
Segment operating income	$4,100,373	$7,826,249	$17,155,733	$24,210,548
Other corporate expenses, net	11,795,172	13,599,660	35,291,897	39,041,343
Total operating (loss)	(7,694,799)	(5,773,411)	(18,136,164)	(14,830,795)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months and nine months ended September 30, 2022 and 2021.

NOTE 17 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months ended September 30,		For the three months ended September 30,
	2022	%	2021	%
Southeast Asia	$1,882,692	45.9	1,424,769	18.2
EU	941,347	23.0	712,385	9.1
South Korea	564,808	13.8	427,431	5.5
Africa	376,539	9.2	284,954	3.6
North America	334,987	8.2	4,976,710	63.6
Total revenue	$4,100,373	100.0	$7,826,249	100.0

	For the nine months ended September 30,		For the nine months ended September 30,
	2022	%	2021	%
Southeast Asia	$5,939,177	34.6	4,067,176	16.8
EU	2,969,589	17.3	2,033,588	8.4
South Korea	1,781,753	10.4	1,220,153	5.0
Africa	1,187,835	6.9	813,435	3.4
North America	5,277,379	30.8	16,076,196	66.4
Total revenue	$17,155,733	100.0	$24,210,548	100.0

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

The Company incurred some accounting and legal fees related to the disposition of the assets of Push Holdings.

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

GoLogiq, Inc. (formerly Lovarra)

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

The Company incurred some accounting and legal fees related to the disposition of the assets of CreateApp.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

NOTE 19 – SUBSEQUENT EVENTS

Ionic Share Issuance

As discussed elsewhere in this report, the Company entered into a Purchase Agreement with Ionic in March 2022 for the purchase and sale of shares of the Company’s common stock, subject to certain limitations. On March 31, 2022, the Company effected an initial purchase of $3,000,000 in shares of common stock (the “Primary Shares”) under the Purchase Agreement, and issued Ionic 2,926,000 pre-settlement shares, which reflected an estimated value (the “Estimated Value”) of the shares, as calculated in accordance with the terms of the Purchase Agreement.  The Purchase Agreement includes a forward pricing mechanism, pursuant to which Ionic is entitled to receive, from time-to-time at Ionic’s request, additional true-up shares of the Company’s common stock (“True-Up Shares”) at a later date, for no additional consideration.

On October 24, 2022, pursuant to a written request from Ionic in accordance with the terms of the Purchase Agreement, the Company issued Ionic 3,417,500 True-Up Shares for no additional consideration.

Managed Services Agreement

On November 8, 2022, the “Company, and BattleBridge Acquisition Co., LLC, a wholly owned subsidiary of the Company (“Battlebridge”), entered into a Managed Services Agreement (the “MSA”) with a significant new client (the “Client”), pursuant to which Battlebridge will provide certain affiliate management, website development, lead generation, email management, and search engine optimization services (collectively, the “Services”) to Client through the Company’s platform. The MSA will terminate on October 31, 2023, provided that the term may be extended beyond such date by mutual written agreement of the parties. Notwithstanding the foregoing, Client may terminate the MSA at any time after January 1, 2023, without cost or any penalty, in the event that it is dissatisfied with the Services provided thereunder.

In connection with the MSA, on November 8, 2022, the Company and Client also entered into an Independent Contractor Agreement (the “IC Agreement,” and together with the MSA, the “Agreements”), pursuant to which Client will provide, on a non-exclusive basis, certain business development strategies and execution and consulting services regarding e-commerce, digital marketing, and online advertising, including lead generation, affiliate marketing and brand development to the Company. The term of the IC Agreement coincides with the term of the MSA.

As compensation for the services to be provided by Client to the Company under the IC Agreement, the Company agreed to issue Client 1,750,000 restricted shares of its common stock (the “Initial Shares”) upon execution of the Agreements. In the event that the proposed acquisition of a wholly owned subsidiary of the Company by Abri SPAC I, Inc., which proposed acquisition was previously disclosed by the Company in that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022, is not completed on or before April 1, 2023, then the Company shall issue Client an additional 1,750,000 restricted shares of its common stock (such additional shares together with the Initial Shares, the “Registrable Shares”) as further contingent consideration pursuant to the Agreements. In addition, the Company agreed to reimburse up to $25,000 of legal fees paid by Client in connection with the Agreements.

Pursuant to the MSA, Client shall have certain piggyback registration rights with respect to the Registrable Shares.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report refer to the following:

●	“Logiq, Inc. (Delaware) (formerly known as Weyland Tech Inc) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation;

●	DataLogiq and Logiq, Inc. (Nevada), a Nevada corporation, a business segment of the Company;

●	AppLogiq, a former business segment of the Company, which is now owned by GoLogiq (formerly Lovarra), which, prior to completion of the Spin Off, was a majority owned subsidiary of the Company;

●	“Lovarra” refers to a Nevada corporation (“GoLogiq”) and a public reporting majority owned subsidiary of the Company at that time, pursuant to which the Company agreed to transfer its AppLogiq business to GoLogiq;

●	“GOLogiq” refers to refers to a Nevada corporation (“GoLogiq”) and a public reporting company that, at the time, was a majority owned subsidiary of the Company, also formerly known as Lovarra;

●	PAY/GOLogiq or Weyland International Perkasa, an Indonesian associate of the Company;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

On January 27, 2022, the Company completed the transfer of its AppLogiq business to GoLogiq. In connection with the completion of the transfer of AppLogiq to GoLogiq, GoLogiq issued 26,350,756 shares of its common stock to the Company (the “GoLogiq Shares”). The Company held the GoLogiq Shares until it distributed 100% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra) upon completion of the Distribution.

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq, and going forward, GoLogiq’s results of operations will no longer be consolidated with the Company’s at December 31, 2022.

As of September 30, 2022, the Company controlled, through one of its subsidiaries, approximately 12.2% of the GoLogiq’s issued and outstanding shares of common stock.

DataLogiq Spin-off

On September 9, 2022, the Company, and the Company’s wholly-owned subsidiary, DLQ, Inc., a Nevada corporation (“DLQ”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abri SPAC I, Inc., a Delaware corporation, (“Abri”) and Abri Merger Sub (“Merger Sub”) wherein Merger Sub will merge with and into DLQ with DLQ being the surviving company (“Surviving Company”), and wholly owned subsidiary of Abri. The Merger is expected to close after obtaining the required approval by the stockholders of Abri and the Company, and upon the satisfaction of certain other customary closing conditions (“Closing”).

At Closing Abri will deliver to the Company $114 million worth of shares of Abri common stock, par value $0.0001, at $10.00 per share (the “Merger Consideration Shares”). Also at Closing, the Company will issue a dividend to its shareholders on a pro-rata basis equal to 25% of the aggregate Merger Consideration Shares (the “Dividend Shares”), payable to the Company shareholders of record as of a record date to be set shortly before Closing. More information relating to the Merger Agreement, the dividend and the various agreements associated with the Merger Agreement can be found in the Form 8-K filed by the Company on September 12, 2022.

Overview

The following overview of the Company’s business includes the AppLogiq business, which was divested by the Company via the Distribution effective July 27, 2022. Going forward, the Company will no longer consolidate the AppLogiq business segment (now owned by GoLogiq) in its financial results or business disclosures effective December 31, 2022. As a result, future results and disclosures will likely differ materially from those included in this Report.

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

AppLogiq Spin Off

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

As noted above, the Purchase Agreement includes a forward pricing mechanism, pursuant to which Ionic is entitled to receive, from time-to-time at Ionic’s request, additional true-up shares of the Company’s common stock (“True-Up Shares”) at a later date, for no additional consideration. On October 24, 2022, pursuant to a written request from Ionic in accordance with the terms of the Purchase Agreement, the Company issued Ionic 3,417,500 True-Up Shares for no additional consideration.

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

The Merger Agreement

On September 9, 2022, the Company, DLQ, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, Abri SPAC I, Inc., a Delaware corporation (“Abri”) and Abri Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Abri (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Sub will merge with and into Company (the “Merger”), with Company being the surviving Company (the “Surviving Company”) and a wholly-owned subsidiary of Abri, and Abri will change its name to “DataLogiq, Inc.”

The Merger is expected to be consummated after obtaining the required approval by the stockholders of Abri and the Company and upon the satisfaction of certain other customary closing conditions.

The closing of the transactions (the “Closing”) contemplated in the Merger Agreement is anticipated to occur virtually on the fifth Business Day following the satisfaction or waiver of closing conditions (the “Closing Date”). On the Closing Date, the parties to the Merger Agreement will cause the Certificate of Merger to be filed with the Delaware Secretary of State in accordance with Delaware General Corporation Law (“DGCL”) and the Articles of Merger to be filed with the Nevada Secretary of State in accordance with the Nevada Revised Statutes (“NRS”), as applicable.

At Closing, Abri will deliver to the Company $114 million worth of shares of Abri common stock, par value $0.0001, at $10.00 per share (the “Merger Consideration Shares”).

Managed Services Agreement

On November 8, 2022, the “Company, and BattleBridge Acquisition Co., LLC, a wholly owned subsidiary of the Company (“Battlebridge”), entered into a Managed Services Agreement (the “MSA”) with a significant new client (the “Client”), pursuant to which Battlebridge will provide certain affiliate management, website development, lead generation, email management, and search engine optimization services (collectively, the “Services”) to Client through the Company’s platform. The MSA will terminate on October 31, 2023, provided that the term may be extended beyond such date by mutual written agreement of the parties. Notwithstanding the foregoing, Client may terminate the MSA at any time after January 1, 2023, without cost or any penalty, in the event that it is dissatisfied with the Services provided thereunder.

In connection with the MSA, on November 8, 2022, the Company and Client also entered into an Independent Contractor Agreement (the “IC Agreement,” and together with the MSA, the “Agreements”), pursuant to which Client will provide, on a non-exclusive basis, certain business development strategies and execution and consulting services regarding e-commerce, digital marketing, and online advertising, including lead generation, affiliate marketing and brand development to the Company. The term of the IC Agreement coincides with the term of the MSA.

As compensation for the services to be provided by Client to the Company under the IC Agreement, the Company agreed to issue Client 1,750,000 restricted shares of its common stock (the “Initial Shares”) upon execution of the Agreements. In the event that the proposed acquisition of a wholly owned subsidiary of the Company by Abri SPAC I, Inc., which proposed acquisition was previously disclosed by the Company in that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022, is not completed on or before April 1, 2023, then the Company shall issue Client an additional 1,750,000 restricted shares of its common stock (such additional shares together with the Initial Shares, the “Registrable Shares”) as further contingent consideration pursuant to the Agreements. In addition, the Company agreed to reimburse up to $25,000 of legal fees paid by Client in connection with the Agreements.

Pursuant to the MSA, Client shall have certain piggyback registration rights with respect to the Registrable Shares.

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

In 2020, during COVID-19, we pursued a path towards higher gross profit margins which involved an elimination of lower margin business and increase of direct sales/marketing. This caused a reduction in overall revenue but successfully yielded higher margins more than double over the course of the following year. Given the recent decline in the stock market and specifically in the price of technology stocks, we felt that it was time to replicate the same strategy and evaluate a higher margin path again. For Q3 2022, this resulted in revenues decreasing by 47.6% however, gross profit margins increased to 31.9%.

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

Results of Operation

Results of Operations for the Three Months ended September 30, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended September 30, 2022 and 2021. The consolidated results include Logiq, Inc. (a Delaware Corporation), Logiq, Inc. (a Nevada Corporation), Fixel, and Rebel (collectively also known as DataLogiq business segment), as well as GoLogiq (formerly Lovarra), which was a majority owned subsidiary of the Company until completion of the Distribution on July 27, 2022, the results of which include our AppLogiq business segment.

Consolidated Results of Operations

	For the three months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$4,100,373	100.0%	$7,826,249	100.0%	$(3,725,876)	(47.6)%
Cost of revenues (service)	2,792,499	68.1	5,520,862	70.5	(2,728,363)	(49.4)
Gross profit	1,307,874	31.9	2,305,387	29.5	(997,513)	(43.3)

Depreciation and amortization	1,021,676	24.9	1,030,932	13.2	(9,256)	(0.9)
General and administrative	7,265,372	177.2	5,159,813	65.9	2,105,559	40.8
Sales and marketing	394,628	9.6	477,226	6.1	(82,598)	(17.3)
Research and development	321,000	7.8	1,447,567	18.5	(1,126,567)	(77.8)
Total operating expenses	9,002,676	219.8	8,115,538	103.7	887,138	10.9
(Loss) from operations	(7,694,802)	(187.7)	(5,810,151)	(74.2)	(1,884,651)	32.4

Other (Expenses)/Income, net	3	0.00	36,740	0.47	(36,737)	(100.0)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(7,694,799)	(187.7)	(5,773,411)	(73.8)	(1,921,388)	33.3
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(7,694,799)	(187.7)	(5,773,411)	(73.8)	(1,921,388)	33.3

Logiq (Delaware) Results of Operations

	For the three months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$-	-%	$2,849,539	100.0%	$(2,849,539)	(100.0)%
Cost of revenues (service)	-	-	1,945,855	68.3	(1,945,855)	(100.0)
Gross profit	-	-	903,684	31.7	(903,684)	(100.0)

Depreciation and amortization	-	-	31,285	1.1	(31,285)	(100)
General and administrative	3,783,861	-	2,525,672	88.6	1,258,189	49.8
Sales and marketing	-	-	52,550	1.8	(52,550)	(100.0)
Research and development	-	-	1,257,220	44.1	(1,257,220)	(100.0)
Total operating expenses	3,783,861	-	3,866,727	135.7	(82,866)	(2.1)
(Loss) from operations	(3,783,861)	-	(2,963,043)	(104.0)	(820,818)	27.7

Other (Expenses)/Income, net	-	-	(1,876)	(0)	1,876	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(3,783,861)	-	(2,964,919)	(104.0)	(818,942)	27.6
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(3,783,861)	-	(2,964,919)	(104.0)	(818,942)	27.6

GoLogiq (formerly Lovarra) including AppLogiq segment Results of Operations

	For the three months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$334,987	100.0%	$-	100.0%	$334,987	100.0%
Cost of revenues (service)	179,580	53.6	-	-	179,580	100.0
Gross profit	155,407	46.4	-	-	155,407	100.0

Depreciation and amortization	31,283	9.3	-	-	31,283	100.0
General and administrative	480,286	143.4	-	-	480,286	100.0
Sales and marketing	-	-	-	-	-	100.0
Research and development	321,000	95.8	-	-	321,000	100.0
Total operating expenses	832,569	248.5	-	-	832,569	100.0
(Loss) from operations	(677,162)	(202.1)	-	-	(677,162)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(677,162)	(202.1)	-	-	(677,162)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(677,162)	(202.1)	-	-	(677,162)	100.0

Logiq (Nevada) including DataLogiq segment Results of Operations

	For the three months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$3,765,386	100.0%	$4,976,710	100.0%	$(1,211,324)	(24.3)%
Cost of revenues (service)	2,612,919	69.4	3,575,007	71.8	(962,088)	(26.9)
Gross profit	1,152,467	30.6	1,401,703	28.2	(249,236)	(17.8)

Depreciation and amortization	990,393	26.3	999,647	20.1	(9254)	(0.9)
General and administrative	3,001,225	79.7	2,634,141	52.9	367,084	13.9
Sales and marketing	394,628	10.5	424,676	8.5	(30,048)	(7.1)
Research and development	-	-	190,347	3.8	(190,347)	(100.0)
Total operating expenses	4,386,246	116.5	4,248,811	85.4	137,435	3.2
(Loss) from operations	(3,233,779)	(85.9)	(2,847,108)	(57.2)	(386,671)	13.6

Other (Expenses)/Income, net	3	0.0	38,616	0.78	(38,613)	(99.99)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(3,233,776)	(85.9)	(2,808,492)	(56.4)	(425,284)	15.1
Income tax (expense)		-	-	-	-	-
Net (Loss)	(3,233,776)	(85.9)	(2,808,492)	(56.4)	(425,284)	15.1

Consolidated Revenue (Service)

Consolidated revenues were $4,100,373 and $7,826,249 for the three months ended September 30, 2022 and 2021, respectively.

The revenues from our AppLogiq segment increased to $334,987 compared to $nil for the three months ended September 30, 2022 and 2021, respectively, due to all revenue to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform revenues decreased to $3,765,386 compared to $4,976,710 for the three months ended September 30, 2022 and 2021, respectively. The decrease in revenues is primarily due to regulatory changes in the Medicare vertical.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $2,792,499 and $5,520,862 for the three months ended September 30, 2022 and 2021, respectively.

The Cost of revenues of the Company’s AppLogiq segment increased to $179,580 from $nil for the three months ended September 30, 2022 and 2021 respectively, due to all cost relating to AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform cost of revenue was $2,612,919 compared to $3,575,007 for the three months ended September 30, 2022 and 2021 from reduced revenues.

Consolidated Gross Profit

Consolidated Gross Profit was $1,307,874 and $2,305,387 for the three months ended September 30, 2022 and 2021, respectively.

Our consolidated gross margin increased to 31.9% from 29.5% for the three months ended September 30, 2022 and 2021.

Our AppLogiq segment gross profit was $155,407 compared to $nil for the three months ended September 30, 2022 and 2021 respectively, due to all revenue, cost relating to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform gross profit was $1,152,467 and $1,401,703 for the three months ended September 30, 2022 and 2021, respectively. Our DataLogiq platform gross margin increased to 30.6% from 28.2% for the three months ended September 30, 2022 and 2021, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $7,265,372 and $5,159,813 for the three months ended September 30, 2022 and 2021, respectively.

Our AppLogiq segment’s General and administrative expenses were $480,286 and $nil for the three months ended September 30, 2022 and 2021, respectively. AppLogiq’s general and administrative expenses reflect $212,462 of stock compensation costs including shares issued to consultants and director for services rendered.

Our DataLogiq platform General and administrative expenses were $3,001,225 and $2,634,141 for the three months ended September 30, 2022 and 2021, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management and the legal & professional and operating costs in the acquisition of Battle Bridge.

Stock-based compensation

Stock-based compensation expenses for the three months ended September 30, 2022 and 2021 was $3,643,457 and $568,505, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $394,628 and $477,226 for the three months ended September 30, 2022 and 2021, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $321,000 and $1,447,567 for the three months ended September 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq formerly Lovarra) Research and Development (“R&D”) expenses were $321,000 and $nil for the three months ended September 30, 2022 and 2021, respectively, due to R&D expenses relating to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform Research and Development (R&D) expenses were $nil and $190,347 for the three months ended September 30, 2022 and 2021, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $3 and $36,740 for the three months ended September 30, 2022 and 2021 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax $(7,694,799) and $(5,773,411) for the three months ended September 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq formerly Lovarra) incurred a net loss of $(677,162) and $nil for the three months ended September 30, 2022 and 2021, respectively.

Our DataLogiq platform incurred a net loss of $(3,233,776) and $(2,808,492) for the three months ended September 30, 2022 and 2021 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and based on unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

Our AppLogiq segment was acquired by GoLogiq (formerly Lovarra) in January 2022. All revenue, cost allocable to the AppLogiq had been transferred to the GoLogiq (formerly Lovarra).

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $3,765,386 for the three months ended September 30, 2022 compared to $4,976,710 for the same period in 2021, a decrease of $1,211,324 or 24.3%. The decrease in revenues is primarily a result due to regulatory changes in the Medicare vertical.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $2,612,919 for the three months ended September 30, 2022 compared to $3,575,007 for the same period in 2021, a decrease of $962,088 or 26.9%.

Gross Profit

DataLogiq gross profit was $1,152,467 for the three months ended September 30, 2022 compared to $1,401,703 for the same period in 2021, a decrease of $249,236 or 17.8%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $990,393 for the three months ended September 30, 2022 compared to $999,647 for the same period in 2021.

General and administrative

DataLogiq general and administrative expenses were $3,001,225 for the three months ended September 30, 2022 compared to $2,634,141 for the same period in 2021, an increase of $367,084 or 13.9%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business, and inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $394,628 for the three months ended September 30, 2022 compared to $424,676 for the same period in 2021, a decrease of $30,048 or 7.1%.

Research and development

DataLogiq research and development expenses were $nil for the three months ended September 30, 2022 compared to $190,347 for the same period in 2021, a decrease of $190,347 or 100%.

(Loss) from Operations

DataLogiq’s loss from operations was $(3,233,779) for the three months ended September 30, 2022 compared to $(2,847,108) for the same period in 2021.

Other Income/(Expenses)

For the three months ended September 30, 2022, DataLogiq other income was $3 compared to $38,616 for the same period in 2021.

Results of Operations for the Nine Months ended September 30, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bare to net sales for the nine months ended September 30, 2022 and 2021. The consolidated results include Logiq, Inc. (a Delaware Corporation), Logiq, Inc. (a Nevada Corporation), Fixel, Rebel and Battle Bridge (collectively also known as DataLogiq business segment), as well as GoLogiq, Inc. (formerly Lovarra), which was a majority owned subsidiary of the Company until completion of the Distribution of July 27, 2022, the results of which include our AppLogiq business segment.

Consolidated Results of Operations

	For the nine months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$17,155,733	100.0%	$24,210,548	100.0%	$(7,054,815)	(29.1)%
Cost of revenues (service)	11,823,582	68.9	17,230,056	71.2	(5,406,474)	(31.4)
Gross profit	5,332,151	31.1	6,980,492	28.8	(1,648,341)	(23.6)

Depreciation and amortization	3,083,536	18.0	2,751,208	11.4	332,328	12.1
General and administrative	16,504,135	96.2	14,296,952	59.1	2,207,183	15.4
Sales and marketing	1,266,029	7.4	1,198,479	5.0	67,550	5.6
Research and development	2,617,178	15.3	4,010,239	16.6	(1,393,061)	(34.7)
Total operating expenses	23,470,878	136.8	22,256,878	91.9	1,214,000	5.5
(Loss) from operations	(18,138,727)	(105.7)	(15,276,386)	(63.1)	(2,862,341)	18.7

Other (Expenses)/Income, net	2,563	0.01	456,032	1.88	(453,469)	(99.4)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(18,136,164)	(105.7)	(14,820,354)	(61.2)	(3,315,810)	22.4
Income tax (expense)	-	-	(10,441)	-	10,441	-
Net (Loss)	(18,136,164)	(105.7)	(14,830,795)	(61.3)	(3,305,369)	22.3

Logiq (Delaware) Results of Operations

	For the nine months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$-	-%	$8,134,352	100.0%	$(8,134,352)	(100.0)%
Cost of revenues (service)	-	-	5,595,014	68.8	(5,595,014)	(100.0)
Gross profit	-	-	2,539,338	31.2	(2,539,338)	(100.0)

Depreciation and amortization	-	-	93,852	1.2	(93,852)	(100)
General and administrative	5,291,854	-	8,240,873	101.3	(2,949,019)	(35.8)
Sales and marketing	-	-	122,300	-	(122,300)	-
Research and development	-	-	3,449,720	42.4	(3,449,720)	(100.0)
Total operating expenses	5,291,854	-	11,906,745	146.4	(6,614,891)	(55.6)
(Loss) from operations	(5,291,854)	-	(9,367,407)	(115.2)	4,075,553	(43.5)

Other (Expenses)/Income, net	-	-	(76,937)	(0.9)	76,937	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(5,291,854)	-	(9,444,344)	(116.1)	4,152,490	(44.0)
Income tax (expense)	-	-	(10,441)	(0.0)	10,441	0
Net (Loss)	(5,291,854)	-	(9,454,785)	(116.2)	4,162,931	(44.0)

GoLogiq (formerly Lovarra) including AppLogiq segment Results of Operations

	For the nine months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$5,277,379	100.0%	$-	100.0%	$5,277,379	100.0%
Cost of revenues (service)	3,287,992	62.3	-	-	3,287,992	100.0
Gross profit	1,989,387	37.7	-	-	1,989,387	100.0

Depreciation and amortization	93,850	1.8	-	-	93,850	100.0
General and administrative	2,218,636	42.0	-	-	2,218,636	100.0
Sales and marketing	5,000	0.1	-	-	5,000	100.0
Research and development	2,386,500	45.2	-	-	2,386,500	100.0
Total operating expenses	4,703,986	89.1	-	-	4,703,986	100.0
(Loss) from operations	(2,714,599)	(51.4)	-	-	(2,714,599)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,714,599)	(51.4)	-	-	(2,714,599)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,714,599)	(51.4)	-	-	(2,714,599)	100.0

Logiq (Nevada) including DataLogiq segment results of operations

	For the nine months ended
	September 30, 2022		September 30, 2021		Change
Revenue (service)	$11,878,354	100.0%	$16,076,196	100.0%	$(4,197,842)	(26.1)%
Cost of revenues (service)	8,535,590	71.9	11,635,042	72.4	(3,099,452)	(26.6)
Gross profit	3,342,764	28.1	4,441,154	27.6	(1,098,390)	(24.7)

Depreciation and amortization	2,989,687	25.2	2,657,356	16.5	332,331	12.5
General and administrative	8,993,645	75.7	6,056,079	37.7	2,937,566	48.5
Sales and marketing	1,261,029	10.6	1,076,179	6.7	184,850	17.2
Research and development	230,678	1.9	560,519	3.5	(329,841)	(58.8)
Total operating expenses	13,475,039	113.4	10,350,133	64.4	3,124,906	30.2
(Loss) from operations	(10,132,275)	(85.3)	(5,908,979)	(36.8)	(4,223,296)	71.5

Other (Expenses)/Income, net	2,563	0.02	532,969	3.32	(530,406)	(99.5)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(10,129,712)	(85.3)	(5,376,010)	(33.4)	(4,753,702)	88.4
Income tax (expense)		-		-	-	-
Net (Loss)	(10,129,712)	(85.3)	(5,376,010)	(33.4)	(4,753,702)	88.4

Consolidated Revenue (Service)

Consolidated revenues were $17,155,733 and $24,210,548 for the nine months ended September 30, 2022 and 2021, respectively.

The revenues from our AppLogiq segment increased to $5,277,379 compared to $nil for the nine months ended September 30, 2022 and 2021, respectively; due to all revenue relating to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform revenues decreased to $11,878,354 compared to $16,076,196 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in revenues is primarily a result due to regulatory changes in the Medicare vertical.

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $11,823,582 and $17,230,056 for the nine months ended September 30, 2022 and 2021, respectively.

The cost of revenues of the Company’s AppLogiq segment increased to $3,287,992 from $nil for the nine months ended September 30, 2022 and 2021 respectively, due to all cost relating to the AppLogiq had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022.

Our DataLogiq platform cost of revenue was $8,535,590 compared to $11,635,042 for the nine months ended September 30, 2022 and 2021, respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $5,332,151 and $6,980,492 for the nine months ended September 30, 2022 and 2021, respectively.

Our consolidated gross margin increased to 31.1% from 28.8% for the nine months ended September 30, 2022 and 2021.

Our AppLogiq segment gross profit was $1,989,387 compared to $nil for the nine months ended September 30, 2022 and 2021 respectively, due to all revenue, cost relating to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022. During COVID-19, we pursued a path towards higher gross profit margins which involved an elimination of lower margin business and increase of direct sales/marketing. This caused a reduction in overall revenue but successfully yielded higher margins more than double over the course of the following year. Given the recent decline in the stock market and specifically technology stocks, we felt that it was time to replicate the same strategy and evaluate a higher margin path again.

Our DataLogiq platform gross profit was $3,342,764 and $4,441,154 for the nine months ended September 30, 2022 and 2021, respectively. Our DataLogiq platform gross margin increased to 28.1% from 27.6% for the nine months ended September 30, 2022 and 2021, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $16,504,135 and $14,296,952 for the nine months ended September 30, 2022 and 2021, respectively.

The Company including AppLogiq’s General and administrative expenses were $2,218,636 and $nil for the nine months ended September 30, 2022 and 2021, respectively. AppLogiq’s general and administrative expenses reflect $1,148,712 of stock compensation costs including shares issued to consultants and director.

Our DataLogiq platform General and administrative expenses were $8,993,645 and $6,056,079 for the nine months ended September 30, 2022 and 2021, respectively. The increase was partly as a result of inclusion of Fixel AI and Rebel AI together with new hires in the branding and operations management, and also inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2022 and 2021 was $5,969,804 and $3,501,236, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $1,266,029 and $1,198,479 for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $2,617,178 and $4,010,239 for the nine months ended September 30, 2022 and 2021, respectively.

Our AppLogiq segment Research and Development (“R&D”) expenses were $2,386,500 and $nil for the nine months ended September 30, 2022 and 2021, respectively, due to R&D expenses relating to the AppLogiq segment had been disposed to GoLogiq (formerly Lovarra) since AppLogiq segment was acquired by GoLogiq (formerly Lovarra) in January 2022.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $2,563 and $456,032 for the nine months ended September 30, 2022 and 2021 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax $(18,136,164) and $(14,820,354) for the nine months ended September 30, 2022 and 2021, respectively.

Our AppLogiq segment (GoLogiq formerly Lovarra) incurred a net loss of $(2,714,599) and $nil for the nine months ended September 30, 2022 and 2021, respectively.

Our DataLogiq platform incurred a net loss of $(10,129,712) and $(5,376,010) for the nine months ended September 30, 2022 and 2021 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss with unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

Our AppLogiq segment was acquired by GoLogiq, Inc. (formerly Lovarra) in January 2022. All revenue, cost had been transferred to the GoLogiq (formerly Lovarra).

Logiq, Inc. (Nevada) including DataLogiq Results of Operations

Revenue (Service)

DataLogiq revenues were $11,878,354 for the nine months ended September 30, 2022 compared to $16,076,196 for the same period in 2021, a decrease of $4,197,842 or 26.1%. The decrease in revenues is primarily a result due to regulatory changes in the Medicare vertical.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $8,535,590 for the nine months ended September 30, 2022 compared to $11,635,042 for the same period in 2021, a decrease of $3,099,452 or 26.6%.

Gross Profit

DataLogiq gross profit was $3,342,764 for the nine months ended September 30, 2022 compared to $4,441,154 for the same period in 2021, a decrease of $1,098,390 or 24.7%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $2,989,687 for the nine months ended September 30, 2022 compared to $2,657,356 for the same period in 2021, an increase of $332,331 or 12.5%.

General and administrative

DataLogiq general and administrative expenses were $8,993,645 for the nine months ended September 30, 2022 compared to $6,056,079 for the same period in 2021, an increase of $2,937,566 or 48.5%. The increase is due to increase in payroll related costs and employee headcount to help support the growth of the business. and inclusion of Battle Bridge wages and contractors as well as increased legal and professional expenses relating to the Battle Bridge acquisition.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $1,261,029 for the nine months ended September 30, 2022 compared to $1,076,179 for the same period in 2021, an increase of $184,850 or 17.2%.

Research and development

DataLogiq research and development expenses were $230,678 for the nine months ended September 30, 2022 compared to $560,519 for the same period in 2021, a decrease of $329,841 or 58.8%. Research and development costs include developers that support and enhance our technologies.

(Loss) from Operations

DataLogiq’s loss from operations was $(10,132,275) for the nine months ended September 30, 2022 compared to $(5,908,979) for the same period in 2021.

Other Income/(Expenses)

For the nine months ended September 30, 2022, DataLogiq other income was $2,563 compared to $532,969 for the same period in 2021.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our AppLogiq platform and DataLogiq platform, (ii) existing cash, (iii) government loans, and (iii) proceeds from third-party financings.

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

As noted above, the Purchase Agreement includes a forward pricing mechanism, pursuant to which Ionic is entitled to receive, from time-to-time at Ionic’s request, additional true-up shares of the Company’s common stock (“True-Up Shares”) at a later date, for no additional consideration. On October 24, 2022, pursuant to a written request from Ionic in accordance with the terms of the Purchase Agreement, the Company issued Ionic 3,417,500 True-Up Shares for no additional consideration.

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

As of September 30, 2022, we currently have no material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required.

We know of no material trends in our capital trends aside from the funds to be raised in future offerings for our operations. We have focused our resources behind a plan to grow our data sales, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

We know of no trends or demands reasonably likely to affect liquidity other than those discussed elsewhere in this Quarterly Report on Form 10-Q and the Risk Factor section of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
Cash flows:	2022	2021
Net cash (used in) operating activities	$(10,977,411)	$(12,411,838)
Net cash provided (used in) by investment activities	$7,209,381	$(677,682)
Net cash provided by financing activities	$2,570,043	$14,961,904

Operating Activities

During the nine months ended September 30, 2022, movement in changes in operating activities was $(10,977,411), compare to $(12,411,838) for the same period in 2021. As a result of (loss) from operations used $(18,138,727) and $(15,276,386) for the nine months ended September 30, 2022 and 2021, our net (loss) for the nine months ended September 30, 2022 increased to $(18,136,164) and $(14,830,795) respectively compared to the same period last year, depreciation and amortization increased to $3,083,536 and $2,751,208 respectively compared to the same period last year as a result of acquisitions of Fixel, Rebel and Battlebridge this year.

Investing Activities

During the nine months ended September 30, 2022, $7,209,381 arose from the disposal of our interest in amounts due from our associate WIP compared to movements in investing activities in our financial asset investment portfolio based and managed in the US, compared to $(677,682) during the nine months ended September 30, 2021.

Financing Activities

During the nine months ended September 30, 2022, we used $2,570,043 in financing activities, compared to $14,961,904 generated for the nine months ended September 30, 2021, primarily from the proceeds from the sale of common stock.

We estimate that based on current plans, assumptions and successful fund raising, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, for up to 12 months. On the above basis, we believe that we have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered shares of equity securities sold during this time period which were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated March 31, 2022, by and among Logiq, Inc., Battle Bridge Acquisition Co, LLC, Section 2383 LLC, Travis Phipps and Robb Billy (1)
2.2	Merger Agreement by and among Loqiq, Inc., DLQ, Inc., ABRI SPACI, Inc. and ABRI Merger Sub, Inc., dated as of September 9, 2022.(5)
3.1	Certificate of Incorporation, filed November 18, 2004 (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013 (2)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013 (2)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013 (2)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013 (2)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013 (2)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015 (2)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020 (2)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (2)
3.12	Amended and Restated Bylaws (3)
4.1	Warrant to Purchase Common Stock, dated March 30, 2022 (4)
10.1*	Managed Services Agreement, dated November 8, 2022
10.2*	Independent Contractor Agreement, dated November 8, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2022

(2)	incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021

(3)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022

(4)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022

(5)	incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 12, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: November 14, 2022	By:	/s/ Brent Suen
Brent Suen Chairman, President, Chief Executive Officer, Principal Executive & Financial Officer & Director

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer & Director