Form 10-K
period 2022-12-31
LOGIQ, INC.
filed 2023-05-08
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2022

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:
000
-
51815

LOGIQ, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Victoria Street Bugis Junction
#15-01/08
,

Singapore
188024
(Address of principal executive offices, including Zip Code)

+65 9366 2322
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
7262
(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐
Yes
☒
No

The aggregate market value of the registrant’s common stock held by non-affiliates as of
June 30, 2022
, based upon the closing price of the registrant’s common stock as reported by the OTC:QX on such date,

was approximately $24,144,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 10, 2023
,
the issuer had 74,397,046

shares of common stock issued and outstanding.

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

Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate, and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	our ability to raise capital, which in turn is related to the performance of our stock price and liquidity;

•	dependence on key personnel;

•
the consummation of that certain business combination with Abri SPAC I, Inc. (“Abri”) whereby DLQ, Inc., a Nevada corporation and wholly-owned subsidiary of the Company shall merge with a merger subsidiary of Abri and survive as a wholly-owned subsidiary of Abri, a special purpose acquisition company (SPAC) ;

•	industry competition;

•	continued growth of mobile app markets;

•	the operation of our business; and

•	general economic conditions in the United States.

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

USE OF TERMS

Except as otherwise indicated by the context, all references in this Annual Report to:

•	“Logiq,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Logiq, Inc. and all its subsidiaries that may exist from time to time;

•	“SEC” is to the United States Securities and Exchange Commission;

•	“Securities Act” is to the Securities Act of 1933, as amended;

•	“Exchange Act” is to the Securities Exchange Act of 1934, as amended; and

•	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

ii

PART I

Item 1. Business

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City and Minneapolis. The Company’s common stock is quoted on the OTCQX under the symbol “LGIQ”, and the NEO Exchange in Canada under the same symbol.

Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of ecommerce for their clients. The Company’s solutions are provided through “DataLogiq” business, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast ecommerce landscape.

The Company, through its DataLogiq platform offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis. The Company provides its digital marketing to SMBs in a wide variety of industry sectors. The Company believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. The Company recognizes revenue on our SaaS platform when provisioning services for their marketing campaigns. They also recognize revenue on CPL and other metrics for engagements undertaken on a performance marketing basis.

The Company continues to expand its portfolio of offerings and the industries they serve:

•
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

•	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

•
On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., a Delaware corporation (“Rebel”). By acquiring Rebel and its platform, the Company enables brands and agencies to securely transact media and activate first-party data.

1

•
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

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

As of December 31, 2022, the Company controlled, through one of its subsidiaries, approximately 11.1% of the GoLogiq’s issued and outstanding shares of common stock.

Pending DataLogiq Spin-off

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

Products

DATALogiq operates its DATALogiq-branded consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands.

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

Our offerings now extend to AI-powered, SaaS-based digital marketing solutions for enterprises and major brands. Our customer relationships now range from over one hundred SMBs around the world to publicly traded Fortune 1000 companies. Among the most notable customers are QuinStreet (a marketing technology company), and Sunrun (a solar company).

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

Importantly, for DATALogiq, the acquisition of Fixel and its audience targeting solution has meant the introduction of a new SaaS revenue stream. Audience targeting is the ability to take the full audience of prospective customers and segment it into groups based on different criteria, including online behavioral characteristics, demographics, interests, and intent. The acquisition reflects our ability to adapt to the substantial industry shift that the end of the third party cookies represents. Fixel provides a timely solution to the loss of third party data that addresses the consumer privacy concerns that gave rise to the coming decline in third party cookies.

Our Competitive Strengths

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

Today, Logiq uses its proprietary advertising and marketing technology platform to provide direct-to-consumer marketing services to advertisers. Our technology platform has proven to find in-market audiences and convert them to paying customers. Today, our technology is being used by enterprise brands such as Sunrun and QuinStreet. A key next phase of the Company is to go downstream to small to medium size e-commerce agencies and brands by providing a new kind of marketing solution that delivers enterprise level capabilities via a simplified, do-it-yourself, automated platform.

Our Strategy

Our growth strategy is a multi-pronged approach, consisting of the following:

•
Development of an end-to-end unified SaaS offering. We expect to unify all of our technology platforms into one framework to provide a streamlined user experience for customers to leverage all of our services through a SaaS model.

•
Expand our customer base and business relationships. Today, we are already installed in major media companies and technology platforms. We intend to increase the usage of our technology and deepen technology relationships to drive increased revenue.

•
Expand salesforce to acquire new brands and online advertisers. We intend to increase our salesforce to expand our existing business relationships with leading media networks and advertising agencies and to aggressively activate new brand advertiser relationships and business joint ventures.

•
Focus on SMBs. We believe that there is a significant opportunity for an end-to-end advertising and marketing technology solution for SMBs seeking to grow their online sales without dealing with the many challenges of integrating multiple point solutions. We intend to heavily market our platforms to SMBs.

•
Maintain innovation. We continue to develop and introduce new features and improved functionality to our platforms. Key initiatives include development of easy to use self serve platforms for SMBs, and continued development of AI-driven marketing technologies.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content and brand awareness. Given the nature of SaaS product platforms and the primary target market of SMBs, a typical go-to-market strategy would have a direct sales force or resellers approach SMBs directly to drive our revenue.

Markets, Geography, and Seasonality

Our products and services are predominantly sold in North America. Based on current and historical balance sheets and statement of operations, it appears that the business and operations do experience seasonality with respect to our sales though such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts quarterly sales results, we are not able to reliably predict its sales based on seasonality because outside factors (timing, introduction of new products and services, and other economic factors impacting our industry) can also substantially impact revenues during the year.

Major Customers

For the DATALogiq business in the year ended December 31, 2022, there is no significant customer concentration risk based on our total consolidated revenues.

Research and Development

Our R&D strategy is to offer cutting edge financial, marketing, and advertising technology to the Company’s present and future customers. The Company continues to invest in website and its e-commerce platform. In addition, the Company continues to develop its system support knowledge base and other internal systems. The Company’s commercial and corporate-strategy functions collaborate closely with the R&D team on the Company’s priorities. The R&D strategy determines what capabilities and technologies the Company must have in place to bring the desired solutions to market. R&D capabilities are the technical abilities to discover, develop, or scale marketable solutions. Capabilities are unlocked by a combination of technologies and assets, as well as a focus on the outcomes. The choices of operating model and organizational design will ultimately determine how well the R&D strategy is executed.

Competition

Our business is rapidly evolving and highly competitive. Our current and potential competitors include: (i) advertising companies, web design firms and other digital marketing companies; (ii) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMBs. We believe that the principal competitive factors in the digital marketing business include ease of use, affordability and broad range of functionality. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. We may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

We face competition principally from regional players that operate across several markets in the United States. We also face competition from single-market players. We compete to attract, engage and retain buyers based on the variety and value of products and services listed on its marketplaces. We also compete to attract and retain sellers based on the number and engagement of buyers, the effectiveness and value of the marketing services offered, commission rates and the usefulness of the services provided including data and analytics for potential buyer targeting and the availability of support services.

Intellectual Property

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

The Company currently has 23 contracted personnel in the United States. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

2022

On January 27, 2022, the Company completed the transfer of its AppLogiq business to GoLogiq. In connection with the completion of the transfer of AppLogiq to GoLogiq, GoLogiq issued 26,350,756 shares of its common stock to the Company (the “GoLogiq Shares”). The Company held the GoLogiq Shares until it distributed 100% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra) upon completion of the Distribution. On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

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

Increasing competition and increasing costs within our customers’ industries may affect the demand for our products and services, which may affect our results of operations and financial condition
.

Our customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs, budget costs, and capital expenditures. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition that our customers face in their respective industries. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce their research and development costs, budget costs, and capital expenditures. Although we believe our products can help our customers increase productivity, generate additional sales, and reduce costs in many areas, because our products and services depend on such research and development, budget, and capital expenditures, our revenues may be significantly reduced.

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

With the new business segment of DATALogiq, on a consolidated revenue basis, there is no significant customer concentration in FY2022.

No single customer represented significant concentration risk during fiscal year 2022, 2021 and 2020.

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

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements
.

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

RISKS RELATED TO OUR COMMON STOCK

Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially
.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past, and may vary from quarter to quarter or year to year and are influenced by such factors as:

•	changes in the general global economy;

•	changes in customer budget cycles;

•	the number and scope of ongoing customer engagements;

•	changes in the mix of our products and services;

•	competitive pricing pressures;

•	the extent of cost overruns;

•	buying patterns of our customers;

•	the timing of new product releases by us or our competitors;

•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•	customer demand for our business solutions;

•	investor perceptions of our industry in general and our Company in particular;

•	the operating and stock performance of comparable companies;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	the timing and charges associated with completed acquisitions, divestitures, and other events;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;

•	exchange rate fluctuations;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	addition or departure of key personnel.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2023, we have 74,397,046shares of our common stock outstanding.

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

Provisions in our certificate of incorporation and bylaws, as may be amended from time to time, may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

•	authorize our board of directors to issue up to 250,000,000 shares of authorized common stock;

•	specify that special meetings of our stockholders can be called only by the Chairman of our board of directors, President, or Vice President; and

•	provide that stockholders will not be allowed to vote cumulatively in the election of directors;

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

RISKS RELATED TO INTELLECTUAL PROPERTY

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights
.

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

The audit report included in this prospectus is prepared by an auditor who has been previously identified by the PCAOB as not previously being able to be inspected by the PCAOB and, as such, our investors may be deprived of the benefits of such inspection. In addition, although the PCAOB has vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions, the subsequent change or adoption of any rules, legislations or other efforts to increase U.S. regulatory access to audit information could cause uncertainty, and if such rules are changed and our audit firm is unalbe to meet the PCAOB inspection requirement in time frame provided by the HFCAA, our securities may be restricted from trading on a U.S. securities exchange or over-the-counter market.

As a public company with securities quoted on the OTCQX marketplace, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers available for regular inspections to assess its compliance with the applicable professional standards. Because our auditor is located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections because of positions taken by the authorities in that jurisdiction, including an approval requirement by such authorities, the PCAOB has indicated that it currently does not have free access to inspect the work of our auditor. The lack of access to the PCAOB inspection in Hong Kong prevents the PCAOB from fully evaluating audits and quality control procedures of our auditors based in Hong Kong. As a result, our investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of our auditor in Hong Kong makes it more difficult to evaluate the effectiveness of its audit procedures or quality control procedures as compared to auditors outside of Hong Kong and certain other foreign jurisdictions that are subject to the PCAOB inspections.

On December 18, 2020, the HFCAA, was enacted. In essence, the HFCAA requires the SEC to restrict trading of securities on U.S. securities exchanges or OTC markets if the company retains a foreign accounting firm that cannot be inspected by the PCAOB, of which the restrictions shall occur for three consecutive years, unless otherwise terminated before the conclusion of such three year period, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong, a jurisdiction where the PCAOB has indicated that it is currently unable to conduct inspections in without the approval of the necessary authorities.

On June 22, 2021, the U.S. Senate passed the AHFCAA, which as of December 14, 2021, the AHFCAA remains before the House of Representatives for review.

On November 5, 2021, the SEC approved PCAOB Rule 6100, Board determination under the HFCAA, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.”

On December 2, 2021, SEC announced the adoption of interim final rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the adopting release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in certain foreign jurisdictions, including those firms headquartered in Hong Kong, because of positions taken by the authorities in those foreign jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix B, Registered Public Accounting Firms Subject to the Hong Kong Determination. The audit report included in this registration statement for the year ended December 31, 2021, was issued by Centurion, an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors in. Our auditor, Centurion, is among those registered public accounting firms listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021, which the PCAOB is unable to inspect or investigate completely due to the fact it is headquartered in Hong Kong, a Special Administrative Region of the PRC, and because of a position taken by one or more authorities in Hong Kong. As a result, our investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in Hong Kong makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of Hong Kong and certain other foreign jurisdictions that are subject to the PCAOB inspections.

The HFCAA requires, among other things, for the SEC to identify public companies that that have retained a registered public accounting firm to issue an audit report where the firm has a branch or office that: (i) is located in a foreign jurisdiction, and (ii) PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. On April 12, 2022, the Company was provisionally identified by the SEC as a Commission-Identified Issuer under the HFCAA, and given 15 business days (until May 3, 2022) to contact the SEC with evidentiary proof claiming that we have been incorrectly identified under the HFCAA. Because the Company’s auditors are located in Hong Kong, the Company did not have a claim that it was incorrectly identified under the HFCAA, and as a result, it has been placed on the conclusive list. Due to the fact that we have been placed on the conclusive list, our securities may be subject to prohibitions on trading on a U.S. securities exchange or OTC trading market in the U.S. if we do not engage a new auditor or our auditor is not inspected by the PCAOB for three consecutive years (or two years if the AHFCAA is enacted), which would make it difficult for you to sell your securities. Additionally, the Company will be required to provide certain information to the SEC establishing that it is not owned or controlled by a governmental entity in Hong Kong on or before the filing deadline for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company has not yet submitted such information to the SEC, but intends to do so prior to the deadline. There can be no assurances that the SEC will remove the Company from the list of issuers identified under the HFCAA, either now or in the future.

In addition, the SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA.

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in Hong Kong could cause investor uncertainty for affected SEC registrants, including us, and the market price of our common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor in the next three years (or two years if the AHFCAA is enacted), or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If our auditor is unable to meet the PCAOB inspection requirement in time or we do not engage a different auditor that complies with the relevant PCAOB inspection requirements, our securities may be restricted from trading on the OTC markets. Such restriction would substantially impair your ability to sell your securities when you wish to do so, and the risk and uncertainty associated with such restrictions on trading would have a negative impact on the price of our securities.

On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. As a result, the Commission will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in either jurisdiction on or after December 15, 2022, until such time as the PCAOB issues a new determination.

On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, there are no issuers at risk of having their securities subject to a trading prohibition under the HFCAA. As such, due to the fact the Company was identified as a Commission-Identified Issuer, there is still a risk that the PCAOB issues a new determination that could put the Company at risk for trading prohibitions despite the PCAOB vacating its determinations related to Hong Kong based auditors such as the Company’s. The Company will continue to monitor the situation for any regulatory changes.

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

For the years ended December 31, 2022, and 2021, the Company DataLogiq recorded approximately $3,600 and $10,000, respectively, in amortization expense. The Company’s net rental expense was approximately $191,772 and $267,000 for the years ended December 31, 2022, and 2021, respectively. During a portion of 2021, the Company had two sub-lease agreements under the master operating lease. As of December 31, 2021, the Company had no sub-lease agreements and had a future commitment of rental payments of $210,000 due during the year ended December 31, 2022, which has been realized.

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

Holders

As of April 10, 2023, there were 74,397,046 shares of our common stock outstanding held by approximately 2,700 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities.

During the year ended December 31, 2022, the Company engaged in the following sales and issuances of unregistered securities: a total of 5,817,274 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received.

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

Use of Proceeds

Not applicable.

Issuer Repurchases of Equity Securities

During the year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this report. This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” set forth in this Report, elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Logiq, Inc. (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation and AppLogiq;

•	DataLogiq and DLQ, Inc., a Nevada corporation, business segment;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of ecommerce for their clients. The Company’s solutions are provided through “DataLogiq” business, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast ecommerce landscape.

The Company, through its DataLogiq platform offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis. The Company provides its digital marketing to SMBs in a wide variety of industry sectors. The Company believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. The Company recognizes revenue on our SaaS platform when provisioning services for their marketing campaigns. They also recognize revenue on CPL and other metrics for engagements undertaken on a performance marketing basis.

Recent Corporate Developments

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

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

As of December 31, 2022, the Company controlled, through one of its subsidiaries, approximately 11.1% of the GoLogiq’s issued and outstanding shares of common stock.

Pending DataLogiq Spin-off

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

Results of Operations for the fiscal years ended December 31, 2022 and 2021

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2022, and December 31, 2021 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq, prior to the Spin off to GoLogiq Inc. and GoLogiq Inc. post Spin off while it remains a material subsidiary of the Company.

Consolidated Results of Operations

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$25,711,991	100.0%	$37,346,859	100.0%	$(11,634,868)	(31.2)%
Cost of revenues (service)	19,776,533	76.9	26,290,203	70.4	(6,513,670)	(24.8)
Gross profit	5,935,458	23.1	11,056,656	29.6	(5,121,198)	(46.3)

Depreciation and amortization	10,996,628	42.8	3,782,136	10.1	7,214,492	190.8
General and administrative	17,158,766	66.7	18,166,721	48.6	(1,007,955)	(5.5)
Sales and marketing	1,235,233	4.8	2,296,483	6.1	(1,061,250)	(46.2)
Impairment loss	19,700,000	76.6	-	-	19,700,000	100.0
Research and development	6,004,248	23.4	7,400,732	19.8	(1,396,484)	(18.9)
Total operating expenses	55,094,875	214.3	31,646,072	84.7	23,448,803	74.1
(Loss) from operations	(49,159,417)	(191.2)	(20,589,416)	(55.1)	(28,570,001)	138.8

Other (Expenses)/Income, net	(3,592)	(0.01)	474,510	1.27	(478,102)	(100.8)
Net (Loss) before income tax	(49,163,009)	(191.2)	(20,114,906)	(53.9)	(29,048,103)	144.4
Income tax (expense)	-	-	(11,881)	(0.0)	11,881	(100.0)
Net (Loss)	(49,163,009)	(191.2)	(20,126,787)	(53.9)	(29,036,222)	144.3

Logiq (Delaware) including AppLogiq results of operations, prior to the Spin off

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$-	-%	$14,340,379	100.0%	$(14,340,379)	(100.0)%
Cost of revenues (service)	-	-	9,787,285	68.2	(9,787,285)	(100.0)
Gross profit	-	-	4,553,094	31.8	(4,553,094)	(100.0)

Depreciation and amortization	125,133	-	125,133	0.9	-	-
General and administrative	6,913,719	-	9,234,094	64.4	(2,320,375)	(25.1)
Sales and marketing	25,000	-	122,300	0.9	(97,300)	(79.6)
Impairment loss	-	-	-	-	-	-
Research and development	2,887,525	-	6,718,168	46.8	(3,830,643)	(57.0)
Total operating expenses	9,951,377	-	16,199,695	113.0	(6,248,318)	(38.6)
(Loss) from operations	(9,951,377)	-	(11,646,601)	(81.2)	1,695,224	(14.6)

Other (Expenses)/Income, net	-	-	(76,937)	(0.5)	76,937	-
Net (Loss) before income tax	(9,951,377)	-	(11,723,538)	(81.8)	1,772,161	(15.1)
Income tax (expense)	-	-	(11,881)	(0.1)	11,881	(100.0)
Net (Loss)	(9,951,377)	-	(11,735,419)	(81.8)	1,784,042	(15.2)

GoLogiq including CreateApp results of operations, post Spin off

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$5,454,119	100.0%	$-	100.0%	$5,454,119	100.0%
Cost of revenues (service)	3,382,954	62.0	-	-	3,382,954	100.0
Gross profit	2,071,165	38.0	-	-	2,071,165	100.0

Depreciation and amortization	-	-	-	-	-	-
General and administrative	3,503,764	64.2	-	-	3,503,764	100.0
Sales and marketing	5,000	0.1	-	-	5,000	100.0
Impairment loss	19,700,000	361.2	-	-	19,700,000	100.0
Research and development	3,116,723	57.1	-	-	3,116,723	100.0
Total operating expenses	26,325,487	482.7	-	-	26,325,487	100.0
(Loss) from operations	(24,254,322)	(444.7)	-	-	(24,254,322)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(24,254,322)	(444.7)	-	-	(24,254,322)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(24,254,322)	(444.7)	-	-	(24,254,322)	100.0

DLQ including DataLogiq results of
op
erations

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$20,257,872	100.0%	$23,006,480	100.0%	$(2,748,608)	(11.9)%
Cost of revenues (service)	16,393,579	80.9	16,502,918	71.7	(109,339)	(0.7)
Gross profit	3,864,293	19.1	6,503,562	28.3	(2,639,269)	(40.6)

Depreciation and amortization	10,871,495	53.7	3,657,003	15.9	7,214,492	197.3
General and administrative	6,741,283	33.3	8,932,627	38.8	(2,191,34 4)	(24.5)
Sales and marketing	1,205,233	5.9	2,174,183	9.5	(968,950)	(44.6)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	682,564	3.0	(682,564)	(100.0)
Total operating expenses	18,818,011	92.9	15,446,377	67.1	3,371,634	21.8
(Loss) from operations	(14,953,718)	(73.8)	(8,942,815)	(38.9)	(6,010,903)	67.2

Other (Expenses)/Income, net	(3,592)	(0.02)	551,447	2.40	(555,039)	(100.7)
Net (Loss) before income tax	(14,957,310)	(73.8)	(8,391,368)	(36.5)	(6,565,942)	78.2
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(14,957,310)	(73.8)	(8,391,368)	(36.5)	(6,565,942)	78.2

Consolidated Geographical Information – Revenue

Revenue by geographical region for the years ended December 31, 2022 and 2021 were as follows:

	2022	%	2021	%
Southeast Asia	$10,128,936	39.4	7,170,190	19.2
EU	5,064,468	19.7	3,585,095	9.6
South Korea	3,038,681	11.8	2,151,056	5.8
Africa	2,025,787	7.9	1,434,038	3.8
North America	5,454,119	21.2	23,006,480	61.6
Total revenue	$25,711,991	100.0	$37,346,859	100.0

Consolidated Revenue (Service)

Consolidated Service revenues were $25,711,991 and $37,346,859 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease is due to the revenues of Applogiq decreased $8,886,260 or 62.0% from FY2021 to FY2022 due to a loss of customers as a result of adverse effects of the on-set of Covid-19 and from a strategic shift away from white label APP resellers and towards higher margin direct marketing customers.

Consolidated Cost of Revenue (Service)

Consolidated Cost of service was $19,776,533 and $26,290,203 for the twelve months ended December 31, 2022 and 2021, respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $5,935,458 and $11,056,656 for the twelve months ended December 31, 2022 and 2021, respectively.

Consolidated Gross Profit margin was 23.1% and 29.6% for the twelve months ended December 31, 2022 and 2021, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other expenses was $3,592 and Other income was $474,510 for the twelve months ended December 31, 2022 and 2021, respectively. The Consolidated other income in 2021 represents interest and gain on change in fair value from a US based money market bond portfolio and expense from early withdrawal fees from an escrow account in DATALogiq.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $17,158,776 and $18,166,721 for the twelve months ended December 31, 2022 and 2021, respectively.

Significant movements are explained in the review of operations by business segments of APPLogiq, DATALogiq and Fixel AI in the sections below.

Sales and Marketing (S&M)

Consolidated S&M expense was $1,235,233 and $2,296,483 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease is mainly due to the decrease in sales and marketing for DATALogiq of $1,061,250 or 46.2% from FY2021 to FY2022.

Research and Development (R&D)

Consolidated Research and Development expense were $6,004,248 and $7,400,732 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease was due to no research and development was incurred by DataLogiq in  FY2022.

Impairment loss

An impairment loss of $19,700,000 arose as a result of revaluation of CreateApp platform on February 28, 2023.  This loss was recognized in the Company as the AppLogiq segment (which includes CreateApp platform) was spun off to GoLogiq Inc on July 27, 2022.

Consolidated (Loss) from operations

The Company posted a loss from operations of $(49,159,417) and $(20,589,416) for the twelve months ended December 31, 2022 and 2021, respectively. The increase is partly due to the inclusion of the impairment loss of CreateApp platform which was revalued from $31,500,000 to $11,800,000 on February 28, 2023.

The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform as further described below.

Consolidated Net (loss)/profit before income tax

The Company posted a net loss before income tax $(49,163,009) and $(20,126,787) for the twelve months ended December 31, 2022 and 2021, respectively. The increase is partly due to the inclusion of the impairment loss of CreateApp platform which was revalued from $31,500,000 to $11,800,000 on February 28, 2023.

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

Stock-based compensation

Stock-based compensation expenses for the twelve months ended December 31, 2022 and 2021 was $10,840,852 and $3,534,545, respectively.

Consolidated Net (loss) income

The Company posted a net loss $(49,163,009) and $(20,126,787) for the twelve months ended December 31, 2022 and 2021, respectively. The increase is partly due to the inclusion of the impairment loss of CreateApp platform which was revalued from $31,500,000 to $11,800,000 on February 28, 2023.

Logiq, Inc. including APPLogiq Results of Operations

Revenue (Service) & Cost of Revenue (Service)

APPLogiq Service revenues and Cost of Revenues was transferred to GoLogiq entity.

General and Administrative (G&A)

G&A expenses was $6,913,719 and $9,234,094 for the twelve months ended December 31, 2022 and 2021, respectively.

Sales and Marketing (S&M)

S&M expense was $25,000 and $122,300 for the twelve months ended December 31, 2022 and 2021, respectively as a result of engaging in market awareness campaigns.

Research and Development (R&D)

Research and Development expense was $2,887,525 and $6,718,168 for the twelve months ended December 31, 2022 and 2021, respectively.

(Loss) from operations

APPLogiq and the Company posted a loss from operations of $(9,951,377) and $(11,646,601) for the twelve months ended December 31,2022 and 2021, respectively.

DATALogiq Business Segment Results of Operations

Revenue (Service)

DATALogiq revenues decreased from $23.0 million for the year ended December 31, 2021 to $20.3 million for the same period in 2022.

Cost of Revenue (Service)

DATALogiq Cost of service decreased from $16.5 million for the year ended December 31, 2021 to $16.4 million for the same period in 2022.

Gross Profit

DATALogiq gross profit was $3.9 million for the year ended December 31, 2022 compared to $6.5 million for the same period in 2021.

DATALogiq gross profit margin was 19.1% for the year ended December 31, 2022 compared to $28.3% for the year ended December 31, 2021.

Other (Expenses)

DATALogiq other expenses was $3,592 for year ended December 31, 2022 compared to other income $551,447 for the year ended December 31, 2021.

General and Administrative (G&A)

DATALogiq general and administrative expenses were $6.7 million for the year ended to December 31, 2022 compared to $8.9 million for the same period in 2021, a decrease of $2.2 million.

Sales and Marketing (S&M)

DATALogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses for the years ended December 31, 2022 and 2021 were $1.2 million and $2.2 million, respectively.

Research and Development (R&D)

DATALogiq research and development expenses were $nil for the year ended December 31, 2022 compared to $0.7 million for the same period in 2021.

(Loss) from operations

DATALogiq’s loss from operations was $14.95 million for the year ended December 31, 2022 compared to $8.94 million for the same period in 2021.

Liquidity and Capital Resources

During the year ended December 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our DataLogiq platform, (ii) existing cash, and (iii) proceeds from third-party financings.

As of December 31, 2022, we currently have no material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and is able to be scaled back as required without penalty.

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

We know of no trends or demands reasonably likely to affect liquidity other than those listed as Risk Factors.

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
Cash flows:	2022	2021
Net cash (used in) operating activities	$(15,724,321)	$(16,855,183)
Net cash provided by (used in) investment activities	$7,209,381	$(933,682)
Net cash provided by financing activities	$7,400,881	$15,885,352

Operating Activities

During the year ended December 31, 2022, loss from operations used $(49,163,009), compared to $(20,126,787) for the year ended December 31, 2021.

Investing Activities

During the year ended December 31, 2022, we have $7,209,381 for investing activities in the Company’s financial asset investment.

Financing Activities

During the year ended December 31, 2022, we generated $7,400,881 from financing activities, compared to $15,885,352 of cash generated for the year ended December 31, 2022.

We estimate that based on current plans, assumptions and our continuing fund raising plans, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, without further financing, for up to 12 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Contractual Obligations and Commitments

We have no material contractual obligations as of December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Item 8. Financial Statements and Supplementary Data

LOGIQ, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Logiq, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq Inc. (continued)

Critical Audit Matter (continued)

Impairment of Goodwill and Long-Lived Assets – Refer to Notes 2, 3 and 5 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $
5.6
million and $
7.1
million respectively as of December 31, 2022. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 3 and 5 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2022.

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

•
comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);

•
considering current technology, economy or other industry changes through review of relevant industry publications, current news publications and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the software technology asset should be tested for recoverability.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong
May 8 , 2023
We have served as the Company’s auditor since 2012

PCAOB ID # 2769

LOGIQ, INC.

Consolidated Balance Sheets

	December 31	December 31
	2022	2021
	(Audited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	7,119,111	14,797,196
Property and equipment, net	85,430	153,973
Goodwill	5,577,926	5,577,926
Total non-current assets	12,782,467	20,529,095

Current assets
Amount due from associate	-	7,208,700
Accounts receivable	1,649,632	3,966,086
Right to use assets - operating lease	58,122	91,571
Prepayment, deposit and other receivables	221,591	804,011
Financial assets held for resale	-	681
Restricted cash	-	22,513
Cash and cash equivalents	472,206	1,563,752
Total current assets	2,401,551	13,657,314
Total assets	$15,184,018	$34,186,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,073,315	2,293,858
Accruals	2,169,893	1,804,131
Deferred revenue	-	10,500
Lease liability - operating lease	16,589	91,571
Deposits received for share to be issued	260,220	401,028
Total current liabilities	7,520,017	4,601,088

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$7,530,017	$4,611,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,118,520 and 26,350,756 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5,512	2,635
Additional paid-in capital	94,829,417	82,473,004
Capital reserves	44,232,194	29,349,795
Accumulated deficit brought forward	(131,413,122)	(82,250,113)
Total stockholder’s equity	7,654,001	29,575,321
Total liabilities and stockholders’ equity	$15,184,018	$34,186,409

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Operations

	For the year ended December 31,
	2022	2021
	(Audited)	(Audited)
Service Revenue	$25,711,991	$37,346,859
Cost of Service	19,776,533	26,290,203
Gross Profit	5,935,458	11,056,656

Operating Expenses
Depreciation and amortization	10,996,628	3,782,136
General and administrative	17,158,766	18,166,721
Sales and marketing	1,235,233	2,296,483
Impairment loss	19,700,000	-
Research and development	6,004,248	7,400,732
Total Operating Expenses	55,094,875	31,646,072

(Loss) from Operations	(49,159,417)	(20,589,416)

Other (Expenses)/Income, net	(3,592)	474,510

Net (Loss) before income tax	(49,163,009)	(20,114,906)
Income tax (Corporate tax)	-	(11,881)
Net (Loss)	$(49,163,009)	$(20,126,787)

Net (Loss) profit per common share - basic and fully diluted:	(1.3936)	(0.9499)

Weighted average number of basic and fully diluted common shares outstanding	35,277,343	21,187,556

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021
	(Audited)	(Audited)
OPERATING ACTIVITIES:
Net loss	$(49,163,009)	$(20,126,787)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	68,543	52,824
Amortization of intangible assets	10,928,085	3,729,313
PPP Loan forgiveness	-	(507,068)
Changes in operating assets and liabilities:
Accounts receivable	2,316,454	(1,347,592)
Intangible assets	(3,250,000)	-
Prepayments, deposit and other receivables	582,420	(597,569)
Accounts payable	2,779,457	1,284,654
Accruals	365,762	693,399
Operating lease	(41,533)	-
Impairment loss	19,700,000	-
Deferred revenue	(10,500)	(36,357)
Net cash used in operating activities	(15,724,321)	(16,855,183)

INVESTING ACTIVITIES:
Amount due from associate	7,208,700	(1,535,000)
Financial assets held for resale	681	593,582
Net restricted cash acquired in acquisitions	-	7,736
Net cash provided by (used in) investing activities	7,209,381	(933,682)

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(140,808)	401,028
Proceeds from stock issuance, net of expenses	7,541,689	11,573,540
Proceeds from stock issuance from IPO, net of expenses	-	3,910,784
Net cash provided by financing activities	7,400,881	15,885,352

DECREASE IN CASH AND CASH EQUIVALENTS	(1,114,059)	(1,903,513)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,586,265	3,489,778

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$472,206	$1,586,265

NON-CASH TRANSACTION
Issuance of shares for services received	$10,840,852	$3,534,545

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ, INC.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2022 and 2021

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of Shares for proceeds	5,675,343	568	9,287,284	-	-	9,287,852
Issuance of Shares for acquisitions	1,032,056	103	-	10,064,412	-	10,064,515
Cancelation of shares	(90,000)	(9)	-	-	-	(9)
Issuance of shares for services	2,313,941	231	3,534,825	-	-	3,535,056
Issuance of shares for convertible note	1,861,977	186	2,911,000	-	-	2,911,186
Net loss for the period	-	-	-	-	(20,126,787)	(20,126,787)
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	28,900,090	2,890	12,356,413	14,882,399	-	27,241,702
Cancellation of shares for proceeds	(132,326)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(49,163,009)	(49,163,009)
Balance December 31, 2022	55,118,520	5,512	94,829,417	44,232,194	(131,413,122)	7,654,001

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

Logiq, Inc.

DECEMBER 31, 2022 AND 2021
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City and Minneapolis, MN. The Company’s common stock is quoted on the OTCQX under the symbol “LGIQ”, and NEO Exchange in Canada under the same symbol.

Business Overview

The Company offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of ecommerce for their clients. The Company’s solutions are provided through “DataLogiq” business, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast ecommerce landscape.

The Company, through its DataLogiq platform offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis. The Company provides its digital marketing to SMBs in a wide variety of industry sectors. The Company believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. The Company recognizes revenue on our SaaS platform when provisioning services for their marketing campaigns. They also recognize revenue on CPL and other metrics for engagements undertaken on a performance marketing basis.

The Company continues to expand its portfolio of offerings and the industries they serve:

•
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

•	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., thereby acquiring its self-serve MarTech Audience Targeting platform as a further expansion of its DataLogiq product suite.

•	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., thereby acquiring its “The Rebel AI” advertising platform as a further expansion of its DataLogiq product suite.

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

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

As of December 31, 2022, the Company controlled, through one of its subsidiaries, approximately
11.1
% of the GoLogiq’s issued and outstanding shares of common stock.

Pending DataLogiq Spin-off

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

At Closing Abri will deliver to the Company $
114
million worth of shares Abri common stock, par value $
0.0001
, at $
10.00
per share (the “Merger Consideration Shares”). Also at Closing, the Company will issue a dividend to its shareholders on a pro-rata basis equal to
25
% of the aggregate Merger Consideration Shares (the “Dividend Shares”), payable to the Company shareholders of record as of a record date to be set shortly before Closing. More information relating to the Merger Agreement, the dividend and the various agreements associated with the Merger Agreement can be found in the Form 8-K filed by the Company on September 12, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq, prior to the Spin off to GoLogiq Inc. and GoLogiq Inc. post Spin off while it remains a material subsidiary of the Company.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2022 and 2021.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the years ended December 31, 2022 and 2021 amounted to $10,928,085 and $3,729,313, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

STOCK BASED COMPENSATION

We value stock compensation based on the fair value recognition provisions
ASC 718
,
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

NOTE 3 – INTANGIBLE ASSETS, NET

As of December 31, 2022 and 2021, the Company has the following amounts related to intangible assets:

	GoLogiq	DL Q	Total

Cost as of January 1, 2022	$1,885,330	$19,718,391	$21,603,721
Additions	$-	$3,250,000	$3,250,000
Cost as of December 31, 2022	$1,885,330	$22,968,391	$24,853,721

Amortization
Brought forward as of January 1, 2022	$1,396,398	$5,410,127	$6,806,525
Charge for the period	$125,133	$10,802,952	$10,928,085
Accumulated depreciation as of December 31, 2022	$1,521,531	$16,213,079	$17,734,610

Net intangible assets as of December 31, 2022	$363,799	$6,755,312	$7,119,111

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

On March 31, 2022, DLQ completed the acquisition of certain customer contractual agreements of Battle Bridge Labs, LLC, including those of Section 2383 LLC, a Tulsa, Oklahoma-based digital brand marketing agency. The purchase price was $3,250,000 and consisted of the issuance of 2,912,621 shares of restricted common stock of Logiq, Inc. with a fair value of $3,000,000 and cash consideration of $250,000.

DLQ considers the Intangible asset acquired, comprising certain customer contractual agreements, to be at fair value and there is no goodwill arising.

Amortization expenses related to intangible assets for the twelve months ended December 31, 2022 and 2021 amounted to $10,928,085 and $3,729,313, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of December 31, 2022 in the following fiscal years is as follows:

2023	$1,288,111
2024	1,288,111
2025	1,276,511
2026	1,162,978
2027 and thereafter	2,103,400
$7,119,111

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2022, and December 31, 2021, the Company’s DataLogiq business segment has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2022	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of December 31, 2022	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2022	$67,271	$32,118	$99,389
Charge for the period	$33,636	$34,907	$68,543
Accumulated depreciation as of December 31, 2022	$100,907	$67,025	$167,932

Net property and equipment as of December 31, 2022	$65,050	$20,380	$85,430

Net property and equipment as of December 31, 2021	$98,686	$55,287	$153,973

Depreciation expenses for the years ended December 31, 2022 and 2021 amounted to $68,543 and $52,824, respectively.

NOTE 5 – GOODWILL

	As of December 31,	As of December 31,
	2022	2021

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926

Accumulated impairment losses	$-	$-

Balance at end of period	$5,577,926	$5,577,926

Goodwill has been allocated for impairment testing purposes to the acquisition of Push Holdings Inc.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2022	2021

Accounts receivable - gross	$2,252,383	$4,121,678
Allowance for doubtful debts	(602,751)	(155,592)
Accounts receivable - net	1,649,632	3,966,086

Movement in allowance for doubtful debts

Balance as at beginning of period	$155,592	$54,619
Provision for bad debts	447,159	100,973
Reversal of the provision	-	-
Balance at end of period	602,751	155,592

Age of Impaired trade receivables

Current	$1,327,446	80.5%
1 - 30 days	87,772	5.3%
31 - 60 days	69,877	4.2%
61-90 days	101,800	6.2%
91 and over	62,737	3.8%
Total	1,649,632	100.0%

NOTE 7 – FINANCIAL ASSETS

	Fair value
	As at December 31, 2022		As at December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Held-for-trading investments	$-	$-	$681	$-

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

During the quarter ended June 30, 2020, certain investments were disposed and the proceeds utilized to repay the Company’s loan in note 12 below

NOTE 8 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 9 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2022 and December 31, 2021:

	As of December 31,	As of December 31,
	2022	2021

Deposit	$180,000	$400,801
Prepayments	41,591	403,210
	$221,591	$804,011

NOTE 10 – ACCRUALS

Accruals consist of the following:

	As of December 31,	As of December 31,
	2022	2021

Accruals	$2,169,893	$1,804,131
	$2,169,893	$1,804,131

NOTE 11 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2022 and 2021, and which is subject to U.S. federal corporate income tax rate of 21% and 21%, respectively.

	As of December 31, 2022	As of December 31, 2021
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

DATALogiq business segment (DLQ, Inc. formerly known as Logiq, Inc. (Nevada))

As of December 31, 2022, the Company does not have any deferred tax asset.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

As consideration for the Merger, the Company delivered to those persons set forth in the Merger Agreement an aggregate total cash payment of $1,126,000 (the “Cash Consideration”), and an aggregate number of restricted shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to (i) (x) $
7,000,000
, divided by (ii) the volume weighted average closing price of the Company’s Common Stock for the twenty consecutive trading days prior to Closing (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”), subject in each case to adjustment as provided in the Merger Agreement. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, (i) a portion of the Cash Consideration, in an amount equal to the outstanding balance of that PPP Loan made to Rebel AI in January 2021, shall be withheld at Closing and placed into an escrow account, pending forgiveness or repayment of the PPP Loan, as applicable, and (ii) $
2,000,000
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

In the year 2022 we had the below common stock issuances
:

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

As consideration for the Buyer’s acquisition of the Battle Bridge Assets, the Company agreed to pay $3,250,000 (the “Purchase Price”) which consisted of $250,000 in cash (the “Cash Consideration”) and the issuance of 2,912,621 shares of restricted common stock of the Company at $1.03 per share (the “Stock Consideration”) (representing $3,000,000in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s common stock as reported by Bloomberg LP for the twenty (20) trading days immediately prior to Closing. $500,000 in Stock Consideration was retained by the Company at the Closing and held as partial security to satisfy indemnification claims for a period of 12 months following the Closing.

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

During the year ended December 31, 2021, a total of 2,313,941 shares with par value of $
0.0001
per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 8,479,376shares with par value of $0.0001 per share were issued to various stockholders.

During the year ended December 31, 2022, a total of 5,817,274 shares with par value of $
0.0001
per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 22,950,490 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the year ended December 31, 2022, 132,326 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

A summary of the Company’s stock option activity during the year ended December 31, 20
22
 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant- date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2014	250,000	0.6	2.8	0.67	$-
Less: Option expired	(250,000)	0.6	2.8	-	-
Options Outstanding, December 31, 2015	-	-	-	-	-
Options Outstanding, December 31, 2016	-	-	-	-	-
Options Outstanding, December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-
Options Outstanding, December 31, 2019	-	-	-	-	-
Options Outstanding, December 31, 2020	-	-	-	-	-
Options Outstanding, December 31, 2021	-	-	-	-	-
Options Outstanding, December 31, 2022	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2020. No new options were granted in the fiscal year 202
1
 or 20
22
.

Stock-Based Compensation

For the fiscal year ended December 31, 2022, a total of 5,817,274 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

NOTE 13 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2022 and 2021, respectively:

	For the fiscal years ended December 31,
	2022	2021
Numerator - basic and diluted
Net (Loss)	(49,163,009)	(20,126,787)

Denominator
Weighted average number of common shares outstanding - basic and diluted	35,277,343	21,187,556
(Loss) per common share - basic and diluted	(1.3936)	(0.9499)

The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

In 2020, through the Push acquisition, the Company was assigned an operating lease for approximately 30,348 square feet of office and warehouse space located in Minneapolis, Minnesota, at a rate of $367,200 per annum. The terms of the lease acquired were to expire on December 31, 2021. On September 1, 2021, the operating lease was amended to reduce the square footage leased to 26,954 at a rate of $26,300 per month. On November 1, 2021, the operating lease was amended to further reduce the square footage leased to 12,422 at a rate of $17,500 per month to expire on December 31, 2022.

Based on the present value of the lease payments for the remaining lease term acquired on January 8, 2020, the right-of-use assets and lease liabilities were approximately $668,000 with an effective present value rate of 5.25%. Under the amended contract the operating lease right-of-use and liabilities were approximately $206,000 at December 31, 2021, utilizing an effective present value rate at 3.25%.

For the years ended December 31, 2022, and 2021, the Company recorded approximately $3,600 and $10,000, respectively, in amortization expense. The Company’s net rental expense was approximately $191,772 and $267,000 for the years ended December 31, 2022, and 2021, respectively. During a portion of 2021, the Company had two sub-lease agreements under the master operating lease. As of December 31, 2021, the Company had no sub-lease agreements and had a future commitment of rental payments of $210,000 due during the year ended December 31, 2022, which has been realized.

Legal proceedings

None.

NOTE 15 – SEGMENT INFORMATION

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

The DataLogiq reportable segment is comprised of the subsidiaries of DLQ, Inc. (formerly Logiq, Inc. (a Nevada corporation)), Fixel AI, Inc. and Rebel AI Inc.

The following table presents the segment information for the years ended December 31, 2022 and 2021:

	For the fiscal years ended December 31,
	2022	2021
Logiq (Delaware) prior to Spin off of CreateApp
Segment operating income	$-	$14,340,379
Other corporate expenses, net	9,951,377	26,075,798
Total operating (loss) income	(9,951,377)	(11,735,419)

Gologiq incl CreateApp post Spin off
Segment operating income	$5,454,119	$-
Other corporate expenses, net	29,708,441	-
Total operating (loss)	(24,254,322)	-

DLQ incl DATALogiq
Segment operating income	$20,257,872	$23,006,480
Other corporate expenses, net	35,215,182	31,397,848
Total operating (loss)	(14,957,310)	(8,391,368)

Consolidated
Segment operating income	$25,711,991	$37,346,859
Other corporate expenses, net	74,875,000	57,473,646
Total operating (loss)	(49,163,009)	(20,126,787)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues in 2022 and 2021.

NOTE 16 – GEOGRAPHICAL INFORMATION

	2022	%	2021	%	2020	%
Southeast Asia	$10,128,936	39.4	7,170,190	19.2	12,109,193	31.9
EU	5,064,468	19.7	3,585,095	9.6	5,570,000	14.7
South Korea	3,038,681	11.8	2,151,056	5.8	3,770,000	9.9
Africa	2,025,787	7.9	1,434,038	3.8	961,200	2.5
North America	5,454,119	21.2	23,006,480	61.6	15,500,000	40.9
Total revenue	$25,711,991	100.0	$37,346,859	100.0	$37,910,393	100.0

NOTE 17 – BUSINESS COMBINATION
S

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

Battle Bridge Labs LLC

On March 31, 2022, DLQ completed the acquisition of certain customer contractual agreements of Battle Bridge Labs, LLC, including those of Section 2383 LLC, a Tulsa, Oklahoma-based digital brand marketing agency. The purchase price was $3,250,000 and consisted of the issuance of 2,912,621 shares of restricted common stock of Logiq, Inc. with a fair value of $3,000,000 and cash consideration of $250,000.

DLQ considers the Intangible asset acquired, comprising certain customer contractual agreements, to be at fair value and there is no goodwill arising.

The fair values of assets acquired assumed were as follows:

Intangible assets	$3,250,000
Goodwill	-
Net assets acquired	$3,250,000

AppLogiq Spin-Off

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.  The Company recognized an impairment loss of $19,700,000 following a revaluation on February 28, 2023 to $11,800,000 as compared to $31,500,000 at December 31, 2021 as shown below.

	Intangible assets	Goodwill	Total
Brought forward at January 1, 2022	24,000,000	7,500,000	31,500,000

Impairment loss in the year	(15,032,000)	(4,668,000)	(19,700,000)

Carried forward at December 31, 2022	8,968,000	2,832,000	11,800,000

Park Place Payments Inc.

Share Exchange Agreement

On April 25, 2023, the Company, Park Place, and the Stakeholders consummated the transactions contemplated by the Share Exchange Agreement.  Pursuant to the Share Exchange Agreement, at the Closing (as defined therein), the Company shall acquire all of the issued and outstanding shares of common stock of Park Place, and in exchange has committed to issue and sell an aggregate of fourteen million six hundred fifty-two thousand seven hundred ninety-eight (14,652,798) shares of common stock of the Company to Park Place, which are to be held in escrow and distributed to the Stakeholders pursuant to the terms of the Share Exchange Agreement (the “Exchange Shares”)(such transactions, collectively the “Share Exchange”).  A certain number of the Exchange Shares, being nine million seven hundred sixty-eight thousand five hundred thirty-two
(9,768,532
) shares, are subject to the achievement by Park Place of earnout provisions pursuant to the terms of the Share Exchange Agreement.

The Exchange Shares issued pursuant to the Share Exchange have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any state, and therefore, cannot be resold, pledged, assigned or otherwise disposed of by the holders thereof, absent such registration or an applicable exemption from such registration requirements, and will be subject to further contractual restrictions on transfer as described in the Share Exchange Agreement.

All descriptions of the Share Exchange Agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibit 2.10 hereto, which is incorporated herein by reference. The Share Exchange Agreement governs the contractual rights between the parties in relation to the transactions contemplated thereby and contains customary representations and warranties and pre- and post-closing covenants of each party. The Share Exchange Agreement is not intended to be, and should not be relied upon as, making disclosures regarding any facts and circumstances relating to the Company or Park Place. The Share Exchange Agreement is described in this Current Report and attached as Exhibit 2.10 hereto only to provide investors with information regarding the terms and conditions of the Share Exchange Agreement, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the transactions contemplated thereby, is not intended to provide any other factual information regarding the Company or Park Place or the actual conduct of their respective businesses during the pen de
ncy of the Share Exchange Agreement, or to modify or supplement any factual disclosures about the Company contained in any of the Company’s public reports filed with the Securities Exchange Commission (the “SEC”).

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

As of April 17, 2023, the Company has determined that it is not owned or controlled by a governmental entity in mainland China based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities, the Company is not a party to any material contracts with such a foreign governmental party, and there is no such foreign government representative on the Company’s board of directors. The audit report included in this Form 10-K is prepared by auditors who are located in Hong Kong, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential penalties, including trading prohibition.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2023. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable.

Name	Age	Positions and Offices Held
Brent Suen	56	President, Chief Executive Officer, Principal Financial Officer and Director
Lionel Choong	61	Chief Financial Officer and Director
Chris Andrews	46	Chief Operating Officer
Ross O’Brian	55	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 56, President, Chief Executive Officer, Principal Financial Officer and Director

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

Lionel Choong, age 61, Chief Financial Officer, Principal Accounting Officer
,
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

Chris Andrews, age 46, Chief Operating Officer

Effective January 2, 2023, Chris Andrews, 46, was appointed to serve as the Company’s Chief Operating Officer. Mr. Andrews previously served as the Chief Digital Officer of MediaJel, Inc. from June 15, 2021 to December 31, 2022, a digital marketing company for businesses in regulated industries. Prior to that, Mr. Andrews held the Chief Digital Officer role of Kubient, Inc. (Nasdaq: KBNT) from June 17, 2019 to May 31, 2021. From March 2017 to June 2019, he was employed as the Chief Technology Officer of Ogilvy CommonHealth Worldwide, a healthcare-focused marketing, branding and advertising agency that is a subsidiary of WPP plc (NYSE:WPP), arguably the world’s largest advertising company. From November 2006 to February 2017, he was the Chief Information Officer of Ogilvy CommonHealth Worldwide. Mr. Andrews holds a Bachelor of Science and Masters of Business Administration from the New Jersey Institute of Technology.

Ross O’Brien, age 55, Independent Director

Ross O’Brien is an independent, non-executive director of the Company. Mr. O’Brien is a telecommunications analyst and market entry consultant who focuses on Asia’s digital economies. He has been based in Hong Kong for over two decades, and has also lived and worked in Indonesia, Singapore, China, Vietnam, and Bangladesh. Mr. O’Brien runs the technology practice of B2B consultancy Intercedent Asia, where he focuses on market entry strategies for telecoms and IT companies, in managed services and wireless solutions.  Mr. O’Brien  is also a Senior Contributing Editor at the MIT Technology Review’s Insight program. Previously, Mr. O’Brien was an analyst and consultant with Pyramid Research, Ovum (now Omdia) and Strategic Intelligence, and a consultant at AT&T Solutions. For many years, he ran the Hong Kong program of the Economist Newspaper’s senior executive advisory program, the Economist Corporate Network.

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

Board of Directors; Director Independence

The Board facilitates its exercise of independent supervision over the Company’s management through frequent meetings of the Board. The Board is comprised of three directors: Brent Suen, Lionel Choong and Ross O’Brien.

Ross O’Brien is an independent director. Brent Suen and Lionel Choong are not independent directors as they are executive officers of the Company.

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

Audit Committee

The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	selecting and hiring the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•	approving audit and non-audit services and fees;

•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

•	reviewing reports and communications from the independent registered public accounting firm;

•	reviewing earnings press releases and earnings guidance;

•	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•
establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	reviewing and monitoring actual and potential conflicts of interest.

The remaining member of our Audit Committee is Mr. O’Brien. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Mr. O’Brien is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication. Our board of directors has determined that Mr. O’Brien is independent under the applicable rules of the. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC.

Compensation Committee

The Compensation Committee evaluates, recommends, and approves policy relating to compensation and benefits of the Company’s officers and employees. The Compensation Committee is directly responsible for, among other matters:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;

•	evaluating the performance of these officers in light of those goals and objectives, and setting the compensation of these officers based on such evaluations;

•	administering and interpreting the Company’s cash and equity-based compensation plans;

•	annually reviewing and making recommendations to the Board with respect to all cash and equity-based incentive compensation plans and arrangements; and

•	annually reviewing and evaluating the composition and performance of the Compensation Committee, including the adequacy of the Compensation Committee’s charter.

The member of our Compensation Committee is Mr. O’Brien who serves as the chairperson of the committee. Our board of directors has determined that O’Brien is independent and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter, which the Compensation Committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorship, and the structure and composition of the Company’s Board of Directors and committees of the Board of Directors. The Nominating and Corporate Governance Committee is directly responsible for, among other matters:

•	identifying, evaluating, and nominating candidates for appointment or election as members of the Board of Directors;

•	developing, recommending, and evaluating a corporate governance guideline applicable to all of the Company’s employees, officers, and directors; and

•
annually reviewing and evaluating the composition and performance of the Nominating and Corporate Governance Committee, including the adequacy of the Nominating and Corporate Governance Committee’s charter.

The member of our Nominating and Corporate Governance Committee is Mr. O’Brien. Mr. O’Brien serves as the chairman of the committee. Our board of directors has determined that Mr. O’Brien is independent. The Nominating and Corporate Governance Committee operates under a written charter, which the Nominating and Corporate Governance Committee will review and evaluate at least annually.

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

The member of our Social Media Committee is Mr. O’Brien.

Board Diversity

Our Nominating and Corporate Governance Committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	Personal and professional integrity, ethics and values;

•	Experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•	Experience as a board member or executive officer of another publicly-held company;

•	Strong finance experience;

•	Diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	Diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

•	Experience relevant to our business industry and with relevant social policy concerns; and

•	Relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. Our code of business conduct and ethics is available under the “Investors” section of our website at www.logiq.com. In addition, we post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and should not consider it to be a part of this Annual Report.

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

To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Brent Suen, President, Chairman, Principal Financial Officer & Director	1	1	0
Lionel Choong, Chief Financial Officer, Principal Accounting Officer and Director	0	0	0
Ross O’Brien, Independent Director	0	0	0

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
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

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

•
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

Item 11. Executive Compensation

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Position	Year	Salary paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Suen
President, Chairman, Chief Executive Officer, President, Principal Financial Officer and Director	2021	216,000	48,880	-	-	-	-	264,880
	2022	216,000	-	-	-	-	-	216,000

Tom Furukawa(1)
Chief Executive Officer (former)	2021	-	84,225	-	-	-	-	84,225
	2022	-	-	-	-	-	-	-

Daniel Urbino, (1)
Chief Operating Officer (former)	2021	-	198,575	-	-	-	-	198,575
	2022	-	-	-	-	-	-	-

Lionel Choong
Chief Financial Officer, Principal Accounting Officer and Director	2021	144,000	-	-	-	-	-	144,000
	2022	198,000	-	-	-	-	-	198,000

John MacNeil(1)
Chief Operating Officer, Chief of	2021	240,000	-	-	-	-	-	240,000
Staff and director (former)	2022	240,000	-	-	-	-	-	240,000

(1)	No longer an officer of the Company as of present date.

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2022 and 2021.

Narrative Disclosure to Compensation Tables

Mr. Suen is entitled to a base compensation of $240,000 per annum.

Mr. Choong is entitled to a base compensation of $216,000 per annum.

Mr. MacNeil is entitled to a base compensation of $240,000 per annum. Mr. MacNeil resigned as an officer on December 29, 2022.

Outstanding Equity Awards at Fiscal Year End

There are no shares of common stock underlying outstanding equity incentive plan awards for the executive officer as of December 31, 2022.

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

Plan Administration
. As used herein with respect to the Plan, the “Board of Directors” refers to any committee the Board of Directors appoints as well as to the Board of Directors itself. Subject to the provisions of the Plan, the Board of Directors has the power to construe and interpret the Plan and awards granted under it and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Subject to the limitations set forth below, the Board of Directors will also determine the exercise price of options granted under the Plan and, with the consent of any adversely affected option holder, may reduce the exercise price of any outstanding option, cancel an outstanding option in exchange for a new option covering the same or a different number of shares of common stock or another equity award or cash or other consideration, or any other action that is treated as a repricing under generally accepted accounting principles. All decisions, determinations and interpretations by the Board of Directors regarding the Plan shall be final and binding on all participants or other persons claiming rights under the Plan or any award.

Options
. Options granted under the Plan may become exercisable in cumulative increments (“vest”) as determined by the Board of Directors. Such increments may be based on continued service to the Company over a certain period of time, the occurrence of certain performance milestones, or other criteria. Options granted under the Plan may be subject to different vesting terms. The Board of Directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows the Company to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, or by such other method as may be set forth in the option agreement. The maximum term of options under the Plan is 10 years, except that in certain cases the maximum term of certain incentive stock options is five years. Options under the Plan generally terminate three months after termination of the participant’s service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Non-statutory stock options are transferable to the extent provided in the option agreement.

Stock Bonuses and Restricted Stock Awards.
Subject to certain limitations, the consideration, if any, for restricted stock unit awards must be at least the par value of our common stock. The consideration for a stock unit award may be payable in any form acceptable to the Board of Directors and permitted under applicable law. The Board of Directors may impose any restrictions or conditions upon the vesting of restricted stock unit awards, or that delay the delivery of the consideration after the vesting of stock unit awards, that it deems appropriate. Restricted stock unit awards are settled in shares of the Company’s common stock. Dividend equivalents may be credited in respect of shares covered by a restricted stock unit award, as determined by the Board of Directors. At the discretion of the Board of Directors, such dividend equivalents may be converted into additional shares covered by the restricted stock unit award
.
If a restricted stock unit award recipient’s service relationship with the Company terminates, any unvested portion of the restricted stock unit award is forfeited upon the recipient’s termination of service.

Certain Adjustments
. Transactions not involving receipt of consideration by the Company, such as a merger, consolidation, reorganization, recapitalization, reincorporation, reclassification, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, or a change in corporate structure may change the type(s), class(es) and number of shares of common stock subject to the Plan and outstanding awards. In that event, the Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the Plan, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.

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

The following table sets forth information for the year ended December 31, 2021 and the year ended December 31, 2022, regarding the compensation awarded to, earned by or paid to our non-management directors who served on our Board during 2021 and 2022. It is estimated that the compensation awarded to non-management directors in 2022 will be substantially similar to what was paid in 2021.

Name	Year	Fees earned or paid in cash (US$)	Stock awards (US$)	Option- based awards (US$)		Non-equity incentive plan compensation (US$)	Nonqualified deferred compensation earnings (US$)	All other compensation (US$)	Total (US$)

Matthew Burlage(1)	2021	$-	$48,880		$-	$-	$-	$-	$48,880
	2022	$216,000	$-			$-	$-	$-	$216,000

Ross O’Brien	2021	$-	$-		$-	$-	$-	$-	$-
	2022	$-	$-		$-	-	$-	$-	$-

Brett Lay(1)	2021	$-	$-		$-	$-	$-	$-	$-
	2022	$-	$-		$-	$-	$-	$-	$-

Joshua Jacobs(1)	2021	$-	$22,913		$-	$-	$-	$-	$22,913
	2022	$-	$-		$-	$-	$-	$-	$-

Lea Hickman(1)	2021	$-	$-		$-	$-	$-	$-	$-
	2022	$-	$-	$		$-	$-	$-	$-

(1)	No longer currently a director of the company

Employment
Agreements, Termination and Change of Control Benefits

The Company entered into an independent contractor agreement with Lionel Choong on August 1, 2020. The agreement is for a term of two years and can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Choong is entitled to receive US$1800 per month effective July 1, 2022 (previously US$ 12,000 per month) in consideration for the performance of the services provided. There are no payments required to be made to Mr. Choong by the Company upon a termination of the agreement or a change of control of the Company.

The Company entered into an independent contractor agreement with Brent Suen on August 1, 2020. The agreement can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Suen is entitled to receive US$20,000 per month in consideration for the performance of the services provided thereunder. There are no payments required to be made to Mr. Suen by the Company upon a termination of the agreement or a change of control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 10, 2023, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of Logiq, Inc., 85 Broad Street, 16-079, New York, NY 10004.

Name of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors
Brent Suen	President, Chief Executive Officer, Chairman, Principal Financial Officer & Director	377,842	*
Lionel Choong	Chief Financial Officer, Principal Accounting Officer & Director	150,305	*
Ross O’Brien	Independent Director	102,307	*
All Directors and Officers as a group (3 persons)		630,454	*
5% or greater Shareholders
Timothy Ting Fai Wong(2)		4,000,000	5.4%
Amir Mehdi Safavi (2)		3,900,000	5.2%

Notes:

*	Less than 1%

(1)	Applicable percentage ownership is based on 74,397,046 shares of common stock outstanding as of April 10, 2023.

(2)	Based solely on that certain Schedule 13D filed by Mr. Wong on February 22, 2023

(3)	Based solely on that certain Schedule 13D filed by Mr. Safavi on February 17, 2023

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since January 1, 2021, we have not entered into any transactions with any of our directors, nominees for director, officers or principal shareholders, nor any associate or affiliate of the foregoing, and we are not currently considering any proposed transactions with such related persons in which:

•	the amounts involved exceeded or will exceed $120,000; or

•	one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years, and in which any such related person had or will have a direct or indirect material interest

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

Item 14. Principal Accountant Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2022 and 2021:

	Financial Statements for the year ended December 31
	2022			2021
	Logiq	AppLogiq	DataLogiq	Logiq	AppLogiq	DataLogiq
Audit fees	45,000	40,000	55,000	45,000	40,000	55,000
Audit related fees	18,000	-	-	18,000	-	-
Tax fees
Other fees
Total fees	63,000	40,000	55,000	63,000	40,000	55,000

Notes:

(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

1.
Financial Statements
. The financial statements, together with the Report of Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

2.
Financial Statement Schedules
. All financial statement schedules have been omitted since the information is either not applicable or required, or was included in the financial statements or notes included in this Annual Report on Form 10-K.

3.
Exhibits Required to be Filed by Item 601 of Regulation S-K
. T
he information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K
.

(b) Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement by and among Logiq, Inc. and its wholly-owned subsidiary, Origin8, Inc., Push Holdings, Inc. and ConversionPoint Technologies, Inc., dated as of December 16, 2019 (3)
2.2	Agreement and Plan of Merger by and among Fixel AI Inc., Logiq, Inc., Logiq Merger Sub, Inc., Etgar Shpivak, Hadar Shpivak and Elad Levy, dated as of October 30, 2020 (7)
2.3	Agreement and Plan of Merger by and among Logiq, Inc., RAI Acquisition Sub, Inc., Rebel AI, Inc, and Emmanuel Puentes, dated as of March 3, 2021 (9)
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated June 30, 2021 (13)
2.5	Master Distribution Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
2.6	Separation Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
2.7	Binding Letter of Intent, dated February 16, 2022 by and between Logiq, Inc., Battle Bridge Labs LLC, and Section 2383 LLC. (18)
2.8	Asset Purchase Agreement, dated March 31, 2022, by and among Logiq, Inc., Battle Bridge Acquisition Co, LLC, Section 2383 LLC, Travis Phipps and Robb Billy (19)
2.9	Merger Agreement by and among Loqiq, Inc., DLQ, Inc., ABRI SPACI, Inc. and ABRI Merger Sub, Inc., dated as of September 9, 2022 (20)
2.10	Form of Share Exchange Agreement, dated April 21, 2023, by and among Logiq Inc., Park Place Payments Inc., and the Stakeholders of Park Place Payments Inc.
3.1	Certificate of Incorporation, filed November 18, 2004
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (4)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011(4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013(4)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013(4)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013(4)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013(4)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013(4)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015(4)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020(4)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (4)
3.12	Bylaws (1)
3.13	First Amended and Restated Bylaws, dated January 25, 2022 (11)
4.1	Description of Registrant’s Securities. (18)
4.2	Form of Warrant Indenture, dated June 21, 2021 (12)
4.3	Form of Warrant to Purchase Common Stock (14)
4.4	Form of Indenture (15)
4.5	Warrant to Purchase Common Stock, dated March 30, 2022. (17)
10.1	Consultancy Service Agreement by and between the Company and Falcon Capital Partners Limited, dated June 7, 2019 (2)
10.2	Executive Employment Agreement with Tom Furukawa, dated as of September 1, 2020 (5)
10.3	Executive Employment Agreement by and between Logiq, Inc. and Steven J. Hartman, dated as of November 4, 2020 (8)
10.4	Logiq, Inc. 2020 Equity Incentive Plan and related form agreements (6)
10.5	Logiq, Inc. Amended and Restated 2020 Equity Incentive Plan and related form agreements (10)
10.6	Second Amended and Restated 2020 Equity Incentive Plan (11)
10.7	Transition Services Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
10.8	Tax Sharing Agreement by and between Logiq, Inc. and Lovarra, dated December 15, 2021 (16)
10.9	Purchase Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC. (17)
10.10	Registration Rights Agreement, dated March 30, 2022, by and between Logiq, Inc. and Ionic Ventures, LLC. (17)
10.11*+	Managed Services Agreement by and between Logiq, Inc., Battle Bridge Acquisition Co., LLC and Regal Nutra LLC, effective as of November 8, 2022
10.12*+	Independent Contractor Agreement by and between Logiq, Inc. and Regal Nutra LLC, effective as of November 8, 2022.

21.1*	Subsidiaries of the Company
23.1*	Consent of Centurion ZD CPA & Co.*
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).

*	Filed herewith
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

+	Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
(1)	Incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(2)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2019
(3)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 18, 2019
(4)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021
(5)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 4, 2020
(6)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on October 1, 2020
(7)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2020
(8)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 10, 2020
(9)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 5, 2021
(10)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 27, 2021
(11)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022
(12)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 21, 2021
(13)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 30, 2021
(14)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2021
(15)	Incorporated by reference to Form S-3 of the Company filed with the Securities and Exchange Commission on September 28, 2021
(16)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 16, 2021
(17)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022
(18)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on April 1, 2022
(19)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2022
(20)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 12, 2022

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: May 8 , 2023	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	May 8, 2023
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	May 8 , 2023
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	May 8 , 2023
Ross O’Brien

