Form 10-Q
period 2023-03-31
LOGIQ, INC.
filed 2023-05-22
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2023

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
#15-01/08, Singapore 188024
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
☐
Yes
☒
No

As of May 12, 2023, the issuer had 95,120,999 shares of common stock issued and outstanding.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets

	March 31	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	6,711,383	7,119,111
Property and equipment, net	73,789	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	12,363,098	12,782,467
Current assets
Accounts receivable	266,175	1,649,632
Right to use assets - operating lease	14,533	58,122
Prepayment, deposit and other receivables	270,260	221,591
Amount due from related party	597,385	-
Cash and cash equivalents	751,063	472,206
Total current assets	1,899,416	2,401,551
Total assets	$14,262,514	$15,184,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,892,589	5,073,315
Accruals	1,994,124	2,169,893
Lease liability - operating lease	4,150	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	4,890,863	7,520,017
Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$4,900,863	$7,530,017
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 74,397,046 and 55,118,520 shares issued and outstanding as of March 31, 2023 and December 31, 2022 , respectively	7,440	5,512
Additional paid-in capital	105,893,825	94,829,417
Capital reserves	47,322,008	44,232,194
Accumulated deficit brought forward	(143,861,622)	(131,413,122)
Total stockholder's equity	9,361,651	7,654,001
Total liabilities and stockholders' equity	$14,262,514	$15,184,018

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Operations

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Service Revenue	$3,537,527	$8,105,384
Cost of Service	3,252,244	5,900,723
Gross Profit	285,283	2,204,661
Operating Expenses
Depreciation and amortization	419,369	1,030,930
General and administrative	12,164,647	3,600,997
Sales and marketing	110,000	299,316
Research and development	-	1,257,084
Total Operating Expenses	12,694,016	6,188,327
(Loss) from Operations	(12,408,733)	(3,983,666)
Other (Expenses)/Income, net	(39,767)	3,142
Net (Loss) before income tax	(12,448,500)	(3,980,524)
Income tax (Corporate tax)	-	-
Net (Loss)	$(12,448,500)	$(3,980,524)
Net (Loss) profit per common share - basic and fully diluted:	(0.1866)	(0.1510)
Weighted average number of basic and fully diluted common shares outstanding	66,721,809	26,367,804

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(12,448,500)	$(3,980,524)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	11,641	13,727
Amortization of intangible assets	407,728	1,017,203
Changes in operating assets and liabilities:
Accounts receivable	1,383,457	1,108,886
Prepayments, deposit and other receivables	(48,669)	197,383
Accounts payable	(2,180,726)	(133,863)
Accruals	(175,769)	(71,206)
Operating lease	31,150	-
Deferred revenue	-	(7,346)
Net cash (used in) operating activities	(13,019,688)	(1,855,740)
INVESTING ACTIVITIES:
Amount due from associate	-	7,208,700
Amount due from related party	(597,385)	-
Financial assets held for resale	-	681
Net cash provided by (used in) investing activities	(597,385)	7,209,381
FINANCING ACTIVITIES:
Proceeds from shares to be issued	(260,220)	(383,928)
Proceeds from stock issuance, net of expenses	14,156,150	-
Proceeds from stock issuance from IPO, net of expenses	-	(2,784,631)
Net cash provided by (used in) financing activities	13,895,930	(3,168,559)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	278,857	2,185,082
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	472,206	1,586,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$751,063	$3,771,348
NON-CASH TRANSACTION
Issuance of shares for services received	$10,781,703	$616,191
The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$44,232,194	$(131,413,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	47,322,008	(143,861,622)	9,361,651

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City and Minneapolis, MN. The Company’s common stock is quoted on the OTCQX under the symbol “LGIQ”.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq, prior to the Spin off to GoLogiq Inc. and GoLogiq Inc. have been spun off while it remains a material subsidiary of the Company but no consolidation since Q1 2023. Material intercompany balances and transactions have been eliminated on consolidation.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended March 31, 2023 and 2022.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the three months ended March 31, 2023 and 2022 amounted to $407,728 and $1,017,203, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of Mar ch
31, 2023.

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

See Note 1
0
, Stockholders’ Equity, for further details on our stock awards.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of March 31, 2023 and 2022, the Company has the following amounts related to intangible assets:

	L ogiq	DataLogiq	Total

Cost as of January 1, 2023	$1,885,330	$22,968,391	$24,853,721
Additions	$-	$-	$-
Cost as of March 31, 2023	$1,885,330	$22,968,391	$24,853,721
Amortization
Brought forward as of January 1, 2023	$1,521,531	$16,213,079	$17,734,610
Charge for the period	$31,283	$376,445	$407,728
Accumulated depreciation as of March 31, 2023	$1,552,814	$16,589,524	$18,142,338
Net intangible assets as of March 31, 2023	$332,516	$6,378,867	$6,711,383
Net intangible assets as of December 31, 2022	$363,799	$6,755,312	$7,119,111

Amortization expense related to intangible assets for the quarter ended March 31, 2023 and 2022 amounted to $407,728 and $1,017,203, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of March 31, 2023 in the next five fiscal years and thereafter is as follows:

Remaining of 2023	$1,228,067
2024	1,636,078
2025	1,624,478
2026	1,510,945
2027 and thereafter	711,815
$6,711,383

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and 2022, the Company has the following amounts related to property
and
equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2023	$165,957	$87,405	$253,362
Additions	$-	$-	$-
Cost as of March 31, 2023	$165,957	$87,405	$253,362
Amortization
Brought forward as of January 1, 2023	$100,907	$67,025	$167,932
Charge for the period	$8,409	$3,232	$11,641
Accumulated depreciation as of March 31, 2023	$109,316	$70,257	$179,573
Net property and equipment as of March 31, 2023	$56,641	$17,148	$73,789
Net property and equipment as of December 31, 2022	$65,050	$20,380	$85,430

Depreciation expense for the quarter ended March 31, 2023 and
202
2 amounted to $11,641 and $13,727, respectively.

NOTE 5 – GOODWILL

	As of March 31,	As of December 31,
	2023	2022

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926
Accumulated impairment losses	$-	$-
Balance at end of period	$5,577,926	$5,577,926

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2023	2022

Accounts receivable - gross	$868,926	$2,252,383
Allowance for doubtful debts	(602,751)	(602,751)
Accounts receivable - net	266,175	1,649,632
Movement in allowance for doubtful debts
Balance as at beginning of period	$602,751	$155,592
Provision for bad debts	-	447,159
Reversal of the provision	-	-
Balance at end of period	602,751	602,751

Age of Impaired trade receivables

Current	$300,157	112.8%
1 - 30 days	(111,702)	(42.0	) %
31 - 60 days	(36,771)	(13.8	) %
61-90 days	(437,265)	(164.3	) %
91 and over	551,756	207.3%
Total	266,175	100.0%

NOTE
7
– PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of March 31,	As of December 31,
	2023	2022

Deposit	$180,000	$180,000
Prepayments	90,260	41,591
	$270,260	$221,591

NOTE
8
– ACCRUALS

Accruals and other payable co
nsis
t of the following:

	As of March 31,	As of December 31,
	2023	2022

Accruals	$1,994,124	$2,169,893
	$1,994,124	$2,169,893

NOTE
9
– INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the three months ended March 31, 2023 and 2022, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of March 31, 2023	As of December 31, 2022
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of March 31, 2023, the Company does not have any deferred tax assets.

NOTE 1
0
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

Effective March 16, 2023, the Company and Ionic mutually agreed to terminate the Purchase Agreement and Registration Rights Agreement (the “Termination”). In connection with the Termination, the Company filed a withdrawal of its Resale Registration Statement on Form S-1 confirming no additional shares were offered or sold under the Resale Registration Statement. As such, the Company has terminated the right to register for sale the additional $37,000,000 in additional Common Stock as a result of the Termination and no additional shares will be issued or sold under such agreements.

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

During the year ended December 31, 2022, a total of 5,817,274 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 22,950,490 shares with par value of $0.0001 per share were issued to various stockholders.

During the three months ended March 31, 2023, a total of 19,278,526 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2022, 132,326 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the three months ended March 31, 2023,
no
shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2023 for Logiq, Inc., a total of 7,058,398 shares of common stock w ere
issued for stock-based compensation to consultants.

NOTE 1
1
– (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022, respectively:

	For the three months ended March 31,
	2023	2022

Numerator - basic and diluted
Net (Loss)	(12,448,500)	(3,980,524)

Denominator
Weighted average number of common shares outstanding - basic and diluted	66,721,809	26,367,804
(Loss) per common share - basic and diluted	(0.1866)	(0.1510)
NOTE 1
2
– COMMITMENTS AND CONTINGENCIES

Leases

Operating lease

In 2020, through the Push acquisition, the Company was assigned an operating lease for approximately 30,348 square feet of office and warehouse space located in Minneapolis, Minnesota, at a rate of $367,200 per annum. The terms of the lease acquired were to expire on December 31, 2021. On September 1, 2021, the operating lease was amended to reduce the square footage leased to 26,954 at a rate of $26,300 per month. On November 1, 2021, the operating lease was amended to further reduce the square footage leased to 12,422 at a rate of $17,500 per month to expire on December 31, 2022; however, the lease was extended from January 1, 2023 through April 30, 2023 at a rate of $4,150 per month.

Under the amended contract the operating lease right-of-use were approximately $14,533 and $4,150 at March 31, 2023 and $58,122 and $16,589 at December 31, 2021, respectively, utilizing an effective present value rate at 3.25%.

For the three months ended March 31, 2023 and 2022, the Company recorded approximately $43,589 and $43,347 in amortization expense, respectively. The Company’s net rental expense was approximately $62,805 and $37,666 for the three-months ended March 31, 2023 and 2022. During 2021, the Company had two sub-lease agreements under the master operating lease. Effective on the commencement of the amended lease on November 1, 2021 has no sub-lease agreements and has a future commitment as of March 31, 2023 of rental payments of $4,150.

Legal proceedings

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 1
3
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

The following table presents the segment information for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-
Other corporate expenses, net	10,889,375	(256,531)
Total operating (loss) income	(10,889,375)	256,531
Gologiq incl CreateApp post Spin off
Segment operating income	$-	$3,309,017
Other corporate expenses, net	-	4,699,640
Total operating (loss)	-	(1,390,623)
DLQ incl DATALogiq
Segment operating income	$3,537,527	$4,796,367
Other corporate expenses, net	5,096,652	7,642,798
Total operating (loss)	(1,559,125)	(2,846,431)
Consolidated
Segment operating income	$3,537,527	$8,105,384
Other corporate expenses, net	15,986,027	12,085,907
Total operating (loss)	(12,448,500)	(3,980,524)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months ended March 31, 2023 and 2022.

NOTE 1
4
– GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
	2023	%	2022	%
Southeast Asia	$1,768,764	50.0	2,398,184	29.6
EU	884,382	25.0	1,199,092	14.8
South Korea	530,629	15.0	719,455	8.9
Africa	353,752	10.0	479,637	5.9
North America	-	-	3,309,017	40.8
Total revenue	$3,537,527	100.0	$8,105,384	100.0

NOTE 1
5
– BUSINESS COMBINATIONS

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

NOTE 16 – SUBSEQUENT EVENTS

Park Place Payments Inc.

Share Exchange Agreement

On April 25, 2023, the Company, Park Place, and the Stakeholders consummated the transactions contemplated by the Share Exchange Agreement.  Pursuant to the Share Exchange Agreement, at the Closing (as defined therein), the Company shall acquire all of the issued and outstanding shares of common stock of Park Place, and in exchange has committed to issue and sell an aggregate of fourteen million six hundred fifty-two thousand seven hundred ninety-eight (14,652,798) shares of common stock of the Company to Park Place, which are to be held in escrow and distributed to the Stakeholders pursuant to the terms of the Share Exchange Agreement (the “Exchange Shares”)(such transactions, collectively the “Share Exchange”).  A certain number of the Exchange Shares, being nine million seven hundred sixty-eight thousand five hundred thirty-two (9,768,532) shares, are subject to the achievement by Park Place of earnout provisions pursuant to the terms of the Share Exchange Agreement.

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

All descriptions of the Share Exchange Agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibit 2.10 hereto, which is incorporated herein by reference. The Share Exchange Agreement governs the contractual rights between the parties in relation to the transactions contemplated thereby and contains customary representations and warranties and pre- and post-closing covenants of each party. The Share Exchange Agreement is not intended to be, and should not be relied upon as, making disclosures regarding any facts and circumstances relating to the Company or Park Place. The Share Exchange Agreement is described in this Current Report and attached as Exhibit 2.10 hereto only to provide investors with information regarding the terms and conditions of the Share Exchange Agreement, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the transactions contemplated thereby, is not intended to provide any other factual information regarding the Company or Park Place or the actual conduct of their respective businesses during the pendency of the Share Exchange Agreement, or to modify or supplement any factual disclosures about the Company contained in any of the Company’s public reports filed with the Securities Exchange Commission (the “SEC”).

On April 21, 2023, the Company received a cease trade order from the Ontario Securities Commission (“OSC”) and, on May 12, 2023, a corresponding notice of delisting related to its listing and trading in Canada on the NEO Exchange (now known as CBOE Canada). As a result of the OSC order and NEO notice, the Company no longer trades in Canada. The Company still is quoted on the OTCQX market in the United States as its primary market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) and set forth elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

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

As of March 31, 2022, the Company controlled, through one of its subsidiaries, approximately 3.61% of the GoLogiq’s issued and outstanding shares of common stock.

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

Results of Operation

Results of Operations for the Three Months ended March 31, 2023 and 2022

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended March 31, 2023 and 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	March 31, 2023		March 31, 2022		Change
Revenue (service)	$3,537,527	100.0%	$8,105,384	100.0%	$(4,567,857)	(56.4)%
Cost of revenues (service)	3,252,244	91.9	5,900,723	72.8	(2,648,479)	(44.9)
Gross profit	285,283	8.1	2,204,661	27.2	(1,919,378)	(87.1)
Depreciation and amortization	419,369	11.9	1,030,930	12.7	(611,561)	(59.3)
General and administrative	12,164,647	343.9	3,600,997	44.4	8,563,650	237.8
Sales and marketing	110,000	3.1	299,316	3.7	(189,316)	(63.2)
Research and development	-	-	1,257,084	15.5	(1,257,084)	(100.0)
Total operating expenses	12,694,016	358.8	6,188,327	76.3	6,505,689	105.1
(Loss) from operations	(12,408,733)	(350.8)	(3,983,666)	(49.1)	(8,425,067)	211.5
Other (Expenses)/Income, net	(39,767)	(1.1)	3,142	0.04	(42,909)	(1,365.7)
Net (Loss) before income tax	(12,448,500)	(351.9)	(3,980,524)	(49.1)	(8,467,976)	212.7
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(12,448,500)	(351.9)	(3,980,524)	(49.1)	(8,467,976)	212.7

Logiq (Delaware) including AppLogiq results of operations, prior to the Spin off

	For the three months ended
	March 31, 2023		March 31, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Depreciation and amortization	31,283	-	-	-	31,283	100.0
General and administrative	10,808,092	-	(256,531)	-	11,064,623	(4,313.2)
Sales and marketing	50,000	-	-	-	50,000	100.0
Research and development	-	-	-	-	-	-
Total operating expenses	10,889,375	-	(256,531)	-	11,145,906	(4,344.9)
(Loss) from operations	(10,889,375)	-	(256,531)	-	(10,632,844)	4,144.9
Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(10,889,375)	-	(256,531)	-	(10,632,844)	4,144.9
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(10,889,375)	-	(256,531)	-	(10,632,844)	4,144.9

GoLogiq including CreateApp results of operations, post Spin off

	For the three months ended
	March 31, 2023		March 31, 2022		Change
Revenue (service)	$-	-%	$3,309,017	100.0%	$(3,309,017)	100.0%
Cost of revenues (service)	-	-	2,235,341	67.6	(2,235,341)	(100.0)
Gross profit	-	-	1,073,676	32.4	(1,073,676)	(100.0)
Depreciation and amortization	-	-	31,283	0.9	(31,283)	(100.0)
General and administrative	-	-	1,337,516	40.4	(1,337,516)	(100.0)
Sales and marketing	-	-	5,000	0.2	(5,000)	(100.0)
Research and development	-	-	1,090,500	33.0	(1,090,500)	(100.0)
Total operating expenses	-	-	2,464,299	74.5	(2,464,299)	(100.0)
(Loss) from operations	-	-	(1,390,623)	(42.0)	1,390,623	(100.0)
Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(1,390,623)	(42.0)	1,390,623	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(1,390,623)	(42.0)	1,390,623	(100.0)
DLQ including DataLogiq results of operations

	For the three months ended
	March 31, 2023		March 31, 2022		Change
Revenue (service)	$3,537,527	100.0%	$4,796,367	100.0%	$(1,258,840)	(26.2)%
Cost of revenues (service)	3,252,244	91.9	3,665,382	76.4	(413,138)	(11.3)
Gross profit	285,283	8.1	1,130,985	23.6	(845,702)	(74.8)
Depreciation and amortization	388,086	11.0	999,647	20.8	(611,561)	(61.2)
General and administrative	1,356,555	38.3	2,520,011	52.5	(1,163,456)	(46.2)
Sales and marketing	60,000	1.7	294,316	6.1	(234,316)	(79.6)
Research and development	-	-	166,584	3.5	(166,584)	(100.0)
Total operating expenses	1,804,641	51.0	3,980,558	83.0	(2,175,917)	(54.7)
(Loss) from operations	(1,519,358)	(42.9)	(2,849,573)	(59.4)	1,330,215	(46.7)
Other (Expenses)/Income, net	(39,767)	(1.12)	3,142	0.07	(42,909)	(1,365.7)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,559,125)	(44.1)	(2,846,431)	(59.3)	1,287,306	(45.2)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,559,125)	(44.1)	(2,846,431)	(59.3)	1,287,306	(45.2)
Consolidated Revenue (Service)

Consolidated revenues were $3,537,527 and $8,105,384 for the three months ended March 31, 2023 and 2022, respectively.

The decrease is due to the revenues from the CreateApp platform have been spun off.

Our DataLogiq platform revenue was $3,537,527 compared to $4,796,367 for the three months ended March 31, 2023 and 2022 respectively

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $3,252,244 and $5,900,723 for the three months ended March 31, 2023 and 2022, respectively.

The decrease is due to the cost of service for the CreateApp platform have been spun off.

Our DataLogiq platform cost of revenue was $3,252,244 compared to $3,665,382 for the three months ended March 31, 2023 and 2022 respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $285,283 and $2,204,661 for the three months ended March 31, 2023 and 2022, respectively.

Our consolidated gross margin decreased to 8.1% from 27.2% for the three months ended March 31, 2023 and 2022.

Our DataLogiq platform gross margin was $285,283 and $1,130,985 for the three months ended March 31, 2023 and 2022, respectively. Our DataLogiq platform gross margin decreased to 8.1% from 23.6% for the three months ended March 31, 2023 and 2022, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $12,164,647 and $3,600,997 for the three months ended March 31, 2023 and 2022, respectively.

Our DataLogiq platform General and administrative expenses were $1,356,555 and $2,520,011 for the three months ended March 31, 2023 and 2022, respectively.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2023 and 2022 was $10,781,703 and $616,191, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $110,000 and $299,316 for the three months ended March 31, 2023 and 2022, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $nil and $1,257,084 for the three months ended March 31, 2023 and 2022, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was ($39,767) and $3,142 for the three months ended March 31, 2023 and 2022 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($12,448,500) and ($3,980,524) for the three months ended March 31, 2023 and 2022, respectively.

Our DataLogiq platform incurred a net loss of ($1,559,125) and ($2,846,431) for the three months ended March 31, 2023 and 2022 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

The CreateApp platform have been spun off.

DLQ including DataLogiq results of operations

Revenue (Service)

DataLogiq revenues were $3,537,527 for the three months ended March 31, 2023 compared to $4,796,367 for the same period in 2022, a decrease of $1,258,840 or 26.2%.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $3,252,244 for the three months ended March 31, 2023 compared to $3,665,382 for the same period in 2022, a decrease of $413,138 or 11.3%.

Gross Profit

DataLogiq gross profit was $285,283 for the three months ended March 31, 2023 compared to $1,130,985 for the same period in 2022, a decrease of $845,702 or 74.8%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $388,086 for the three months ended March 31, 2022 compared to $999,647 for the same period in 2022, a decrease of $611,561 or 61.2%.

General and administrative

DataLogiq general and administrative expenses were $1,356,555 for the three months ended March 31, 2023 compared to $2,520,011 for the same period in 2022, a decrease of $1,163,456 or 46.2%.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $60,000 for the three months ended March 31, 2023 compared to $294,316 for the same period in 2022, a decrease of $234,316 or 79.6%.

Research and development

DataLogiq research and development expenses were $nil for the year ended March 31, 2023 compared to $166,584 for the same period in 2022.

30

(
Loss) from Operations

DataLogiq’s loss from operations was ($1,519,358) for the three months ended March 31, 2023 compared to (2,849,573) for the same period in 2022.

Other Income/(Expenses)

For the three months ended March 31, 2023, DataLogiq other expenses was $39,767 compared to other income was $3,142 for the same period in 2022.

Liquidity and Capital Resources

During the year ended March 31, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our DataLogiq platform, (ii) existing cash, and (iii) proceeds from third-party financings.

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months March 31,
Cash flows:	2023	2022
Net cash (used in) operating activities	$(13,019,688)	$(1,855,740)
Net cash provided (used in) by investment activities	$-	$(7,209,381)
Net cash (used in) provided by financing activities	$13,895,930	$(3,168,559)
Operating Activities

During the three months ended March 31, 2023, (loss) from operations used ($13,019,688), compared to ($1,855,740) for the three months ended March 31, 2022. Our net (loss) for the three months ended March 31, 2023 decreased to ($12,448,500) and ($3,980,524) respectively compared to the same period last year. Depreciation and amortization decreased to $419,369 and $1,030,930 respectively compared to the same period last year.

Investing Activities

During the three months ended March 31, 2023, we used cash $597,385 for investing activities compared to ($7,209,381) during the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, we generated $13,895,930 from financing activities, compared to ($3,168,559) for the three months ended March 31, 2022, primarily from the proceeds from the sale of common stock.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 8, 2023 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, a total of 19,278,526 shares with par value of $0.0001 per share were issued to various stockholders.

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

Logiq, Inc.

Date: May 22 , 2023	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	May 22, 2023
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	May 22 , 2023
Lionel Choong	(Principal Accounting Officer)

