Form 10-Q
period 2023-06-30
LOGIQ, INC.
filed 2023-08-21
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2023

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

As of August 15, 2023, the issuer had

102,974,814
shares of common stock issued and outstanding.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets

	June 30	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	6,301,108	7,119,111
Property and equipment, net	63,420	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	11,942,454	12,782,467

Current assets
Accounts receivable	837,461	1,649,632
Right to use assets - operating lease	-	58,122
Prepayment, deposit and other receivables	282,244	221,591
Amount due from related party	483,921	-
Cash and cash equivalents	489,202	472,206
Total current assets	2,092,828	2,401,551
Total assets	$14,035,282	$15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,144,656	5,073,315
Accruals	2,254,751	2,169,893
Lease liability - operating lease	-	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	5,399,407	7,520,017

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$5,409,407	$7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 95,848,214 and 55,118,520 shares issued and outstanding as of June 30, 2023 and December 31, 2022 , respectively	9,585	5,512
Additional paid-in capital	108,204,431	94,829,417
Capital reserves	47,838,696	44,232,194
Accumulated deficit brought forward	(147,426,837)	(131,413,122)
Total stockholder's equity	8,625,875	7,654,001
Total liabilities and stockholders' equity	$14,035,282	$15,184,018

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,860,561	$4,949,976	$8,398,088	$13,055,360
Cost of Service	4,330,655	3,130,360	7,582,899	9,031,083
Gross Profit	529,906	1,819,616	815,189	4,024,277

Operating Expenses
Depreciation and amortization	420,644	1,030,930	840,013	2,061,860
General and administrative	3,523,857	5,637,766	15,688,504	9,238,763
Sales and marketing	104,715	572,085	214,715	871,401
Research and development	-	1,039,094	-	2,296,178
Total Operating Expenses	4,049,216	8,279,875	16,743,232	14,468,202

(Loss) from Operations	(3,519,310)	(6,460,259)	(15,928,043)	(10,443,925)

Other (Expenses)/Income, net	(45,905)	(582)	(85,672)	2,560

Net (Loss) before income tax	(3,565,215)	(6,460,841)	(16,013,715)	(10,441,365)
Income tax (Corporate tax)	-		-	-
Net (Loss)	$(3,565,215)	$(6,460,841)	$(16,013,715)	$(10,441,365)

Net (Loss) profit per common share - basic and fully diluted:	(0.0399)	(0.1981)	(0.2050)	(0.3538)

Weighted average number of basic and fully diluted common shares outstanding	89,352,752	32,620,160	78,099,797	29,511,254

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.
Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(16,013,715)	$(10,441,365)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	22,010	25,413
Amortization of intangible assets	818,003	2,027,191
Changes in operating assets and liabilities:
Accounts receivable	812,171	1,656,839
Prepayments, deposit and other receivables	(60,654)	153,261
Accounts payable	(1,928,659)	(439,361)
Accruals	84,859	3,864
Operating lease	41,533	-
Deferred revenue	-	(9,795)
Net cash (used in) operating activities	(16,224,452)	(7,023,953)

INVESTING ACTIVITIES:
Amount due from associate	-	7,208,700
Amount due from related party	(483,921)	-
Financial assets held for resale	-	681
Net cash provided by (used in) investing activities	(483,921)	7,209,381

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(260,220)	(312,096)
Proceeds from stock issuance, net of expenses	16,985,589	(1,043,208)
Net cash provided by (used in) financing activities	16,725,369	(1,355,304)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,996	(1,169,876)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	472,206	1,586,265

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$489,202	$416,389

NON-CASH TRANSACTION
Issuance of shares for services received	$12,539,023	$2,326,347

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$44,232,194	$(131,413,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	47,322,008	(143,861,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	47,838,696	(147,426,837)	8,625,875

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166
Issuance of shares for proceeds	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancellation of shares for proceeds	(6)	-	-	-	-	-
Net loss for the period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30, 2022	33,401,334	3,340	85,768,372	25,010,514	(92,691,478)	18,090,748

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

Logiq Inc does not have effective control of Gologiq shares prior to spin off.
 As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a technical majority owned subsidiary of Logiq.

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

On May 1, 2023, the Company and DLQ into an amendment to the Merger Agreement (the “First Amendment”) with the other parties thereto, to remove the requirement that Abri have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger.

On June 8, 2023, the Company and DLQ entered into a second amendment to the Merger Agreement (the “Second Amendment”) with the other parties thereto, to (i) amend the exchange on which its securities can be listed in connection with the Business Combination to include being listed on Nasdaq Global Market, and (ii) waive any default of Section 9.1(i) of the Merger Agreement for having received a notice from Nasdaq for non-compliance.

On July 20, 2023, the Company, DLQ, Abri and Merger Sub entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) to (i) remove provisions related to the transfer of certain intellectual property assets of Fixel AI, Inc. (“Fixel”) and Rebel AI, Inc. (“Rebel”), (ii) change the name of the Surviving Corporation to “Collective Audience, Inc.” , and (iii) increase the size of the senior financing facility from $25 Million to $30 Million.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the six months ended June 30, 2023 and 2022.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the six months ended June 30, 2023 and 2022 amounted to $824,916 and $2,027,191, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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
S

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of June 30, 2023.

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

See Note 10, Stockholders’ Equity, for further details on our stock awards.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of June 30, 2023 and 2022, the Company has the following amounts related to intangible assets:

	Logiq	DataLogiq	Total

Cost as of January 1, 2023	$1,885,330	$22,968,391	$24,853,721
Additions	$-	$-	$-
Cost as of June 30, 2023	$1,885,330	$22,968,391	$24,853,721

Amortization
Brought forward as of January 1, 2023	$1,521,531	$16,213,079	$17,734,610
Charge for the period	$62,566	$755,437	$818,003
Accumulated depreciation as of June 30, 2023	$1,584,097	$16,968,516	$18,552,613

Net intangible assets as of June 30, 2023	$301,233	$5,999,875	$6,301,108

Net intangible assets as of December 31, 2022	$363,799	$6,755,312	$7,119,111

Amortization expense related to intangible assets for the three months ended June 30, 2023 and 2022 amounted to $410,275 and $1,009,988, respectively.

Amortization expense related to intangible assets for the six months ended June 30, 2023 and 2022 amounted to $818,003 and $2,027,191, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of June 30, 2023 in the next five fiscal years and thereafter is as follows:

Remaining of 2023	$817,793
2024	1,636,078
2025	1,624,478
2026	1,510,945
2027 and thereafter	711,814
$6,301,108

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and 2022, the Company has the following amounts related to property and equipment:

	Leasehold Improvements	Computer and Equipment	Total

Cost as of January 1, 2023	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of June 30, 2023	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2023	$100,907	$67,025	$167,932
Charge for the period	$8,409	$13,601	$22,010
Accumulated depreciation as of June 30, 2023	$109,316	$80,626	$189,942

Net property and equipment as of June 30, 2023	$56,641	$6,779	$63,420

Net property and equipment as of December 31, 2022	$65,050	$20,380	$85,430

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $10,369 and $11,686, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $22,010 and $25,413
, respectively.

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

NOTE 6 – ACCOUNTS
RECEIVABLE

	June 30,	December 31,
	2023	2022

Accounts receivable - gross	$1,440,211	$2,252,383
Allowance for doubtful debts	(602,751)	(602,751)
Accounts receivable - net	837,461	1,649,632
Movement in allowance for doubtful debts
Balance as at beginning of period	$602,751	$155,592
Provision for bad debts	-	447,159
Reversal of the provision	-	-
Balance at end of period	602,751	602,751

Age of Impaired trade receivables

Current	$590,102	70.5%
1 - 30 days	121,654	14.5%
31 - 60 days	(16,240)	(1.9)%
61-90 days	157,281	18.7%
91 and over	(15,336)	(1.8)%
Total	837,461	100.0%

NOTE 7 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of June 30,	As of December 31,
	2023	2022

Deposit	$180,000	$180,000
Prepayments	102,244	41,591
	$282,244	$221,591

NOTE 8 – ACCRUALS

Accruals and other payable consist of the following:

	As of June 30,	As of December 31,
	2023	2022

Accruals	$2,254,751	$2,169,893
	$2,254,751	$2,169,893

NOTE 9 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the six months ended June 30, 2023 and 2022, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of June 30, 2023	As of December 31, 2022
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of June 30, 2023, the Company does not have any deferred tax assets.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Also,
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

During the three months ended June 30, 2023, a total of 21,451,168 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2022, 132,326 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the three months ended March 31, 2023, no shares were cancelled.

During the three months ended June 30, 2023, no shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2023 for Logiq, Inc., a total of 7,058,398 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2023 for Logiq, Inc., a total of 1,150,455 shares of common stock were issued for stock-based compensation to consultants.

NOTE 11 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended and six months ended June 30, 2023 and 2022, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Numerator - basic and diluted
Net (Loss)	(3,565,215)	(6,460,841)	(16,013,715)	(10,441,365)

Denominator
Weighted average number of common shares outstanding - basic and diluted	89,352,752	32,620,160	78,099,797	29,511,254
(Loss) per common share - basic and diluted	(0.0399)	(0.1981)	(0.2050)	(0.3538)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Under the amended contract, there was no operating lease right-of-use asset and liability at June 30, 2023 and an operating lease right-of-use asset and liability of $58,122 and $16,589 at December 31, 2022, respectively, utilizing an effective present value rate at 3.25%.

For the six months ended June 30, 2023 and 2022, the Company recorded approximately $58,122 and $102,338 in amortization expense, respectively. The Company’s net rental expense was approximately $76,188 and $105,000 for the six-months ended June 30, 2023 and 2022, respectively.  As of June 30, 2023, the lease has expired and there is no additional commitment.

Legal proceedings

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 13 – SEGMENT INFORMATION

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

The following table presents the segment information for the three months and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	2,534,824	1,764,522	13,424,199	1,507,992
Total operating (loss) income	(2,534,824)	(1,764,522)	(13,424,199)	(1,507,992)

Gologiq incl CreateApp post Spin off
Segment operating income	$-	$1,633,375	$-	$4,942,392
Other corporate expenses, net	-	2,280,192	-	6,979,832
Total operating (loss)	-	(646,817)	-	(2,037,440)

DLQ incl DATALogiq
Segment operating income	$4,860,561	$3,316,601	$8,398,088	$8,112,968
Other corporate expenses, net	5,890,952	7,366,103	10,980,691	15,008,901
Total operating (loss)	(1,030,391)	(4,049,502)	(2,582,603)	(6,895,933)

Consolidated
Segment operating income	$4,860,561	$4,949,976	$8,398,088	$13,055,360
Other corporate expenses, net	8,425,776	11,410,817	24,404,890	23,496,725
Total operating (loss)	(3,565,215)	(6,460,841)	(16,006,802)	(10,441,365)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months and six months ended June 30, 2023 and 2022.

NOTE 14 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months and six months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2023	%	2022	%
Southeast Asia	$2,430,281	50.0	$1,658,301	33.5
EU	1,215,140	25.0	829,150	16.8
South Korea	729,084	15.0	497,490	10.1
Africa	486,055	10.0	331,660	6.7
North America	-	-	1,633,375	33.0
Total revenue	$4,860,561	100.0	$4,949,976	100.0

	For the six months ended June 30,		For the six months ended June 30,
	2023	%	2022	%
Southeast Asia	$4,199,044	50.0	$4,056,484	31.1
EU	2,099,522	25.0	2,028,242	15.5
South Korea	1,259,713	15.0	1,216,945	9.3
Africa	839,808	10.0	811,297	6.2
North America	-	-	4,942,392	37.9
Total revenue	$8,398,088	100.0	$13,055,360	100.0

NOTE 15 –
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

AppLogiq Spin-Off

On July 27, 2022, the Company completed the Distribution and Spin Off.
Logiq Inc does not have effective control of Gologiq shares prior to spin off.
 As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a technical majority owned subsidiary of Logiq.

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

NOTE 16 – SUBSEQUENT EVENTS

On May 1, 2023, the Company and DLQ into an amendment to the Merger Agreement (the “First Amendment”) with the other parties thereto, to remove the requirement that Abri have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger.

On June 8, 2023, the Company and DLQ entered into a second amendment to the Merger Agreement (the “Second Amendment”) with the other parties thereto, to (i) amend the exchange on which its securities can be listed in connection with the Business Combination to include being listed on Nasdaq Global Market, and (ii) waive any default of Section 9.1(i) of the Merger Agreement for having received a notice from Nasdaq for non-compliance

Third Amendment to Merger Agreement with Abri SPAC I, Inc.

On July 20, 2023, the Company, DLQ, Abri and Merger Sub entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) to (i) remove provisions related to the transfer of certain intellectual property assets of Fixel AI, Inc. (“Fixel”) and Rebel AI, Inc. (“Rebel”), (ii) change the name of the Surviving Corporation to “Collective Audience, Inc.”, and (iii) increase the size of the senior financing facility from $25 Million to $30 Million.

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
Logiq Inc does not have effective control of Gologiq shares prior to spin off.
 As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a technical majority owned subsidiary of Logiq.

As of June 30, 2022, the Company controlled, through one of its subsidiaries, approximately 3.36% of the GoLogiq’s issued and outstanding shares of common stock.

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

On May 1, 2023, the Company and DLQ into an amendment to the Merger Agreement (the “First Amendment”) with the other parties thereto, to remove the requirement that Abri have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger.

On June 8, 2023, the Company and DLQ entered into a second amendment to the Merger Agreement (the “Second Amendment”) with the other parties thereto, to (i) amend the exchange on which its securities can be listed in connection with the Business Combination to include being listed on Nasdaq Global Market, and (ii) waive any default of Section 9.1(i) of the Merger Agreement for having received a notice from Nasdaq for non-compliance.

On July 20, 2023, the Company, DLQ, Abri and Merger Sub entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) to (i) remove provisions related to the transfer of certain intellectual property assets of Fixel AI, Inc. (“Fixel”) and Rebel AI, Inc. (“Rebel”), (ii) change the name of the Surviving Corporation to “Collective Audience, Inc.”, and (iii) increase the size of the senior financing facility from $25 Million to $30 Million.

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

Results of Operation

Results of Operations for the Three Months ended June 30, 2023 and 2022

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended June 30, 2023 and 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$4,860,561	100.0%	$4,949,976	100.0%	$(89,415)	(1.8)%
Cost of revenues (service)	4,330,655	89.1	3,130,360	63.2	1,200,295	38.3
Gross profit	529,906	10.9	1,819,616	36.8	(1,289,710)	(70.9)

Depreciation and amortization	420,644	8.7	1,030,930	20.8	(610,286)	(59.2)
General and administrative	3,523,857	72.5	5,637,766	113.9	(2,113,909)	(37.5)
Sales and marketing	104,715	2.2	572,085	11.6	(467,370)	(81.7)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	1,039,094	21.0	(1,039,094)	(100.0)
Total operating expenses	4,049,216	83.3	8,279,875	167.3	(4,230,659)	(51.1)
(Loss) from operations	(3,519,310)	(72.4)	(6,460,259)	(130.5)	2,940,949	(45.5)

Other (Expenses)/Income, net	(45,905)	(0.94)	(582)	(0.01)	(45,323)	7,787.5

Net (Loss) before income tax	(3,565,215)	(73.3)	(6,460,841)	(130.5)	2,895,626	(44.8)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(3,565,215)	(73.3)	(6,460,841)	(130.5)	2,895,626	(44.8)

Logiq (Delaware) including AppLogiq results of operations, prior to the Spin off

	For the three months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	31,283	-	-	-	31,283	100.0
General and administrative	2,398,827	-	1,764,522	-	634,305	35.9
Sales and marketing	104,715	-	-	-	104,715	100.0
Research and development	-	-	-	-	-	-
Total operating expenses	2,534,825	-	1,764,522	-	770,303	43.7
(Loss) from operations	(2,534,825)	-	(1,764,522)	-	(770,303)	43.7

Other (Expenses)/Income, net	-	-		-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,534,825)	-	(1,764,522)	-	(770,303)	43.7
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,534,825)	-	(1,764,522)	-	(770,303)	43.7

GoLogiq including CreateApp results of operations, post Spin off

	For the three months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$1,633,375	100.0%	$(1,633,375)	(100.0)%
Cost of revenues (service)	-	-	873,072	53.5	(873,072)	(100.0)
Gross profit	-	-	760,303	46.5	(760,303)	(100.0)

Depreciation and amortization	-	-	31,284	1.9	(31,284)	(100.0)
General and administrative	-	-	400,836	24.5	(400,836)	(100.0)
Sales and marketing	-	-	-	-	-	-
Research and development	-	-	975,000	59.7	(975,000)	(100.0)
Total operating expenses	-	-	1,407,120	86.1	(1,407,119)	(100.0)
(Loss) from operations	-	-	(646,817)	(39.6)	646,817	(100.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(646,817)	(39.6)	646,816	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(646,817)	(39.6)	646,816	(100.0)

DLQ including DataLogiq results of operations
	For the three months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$4,860,561	100.0%	$3,316,601	100.0%	$1,543,960	46.6%
Cost of revenues (service)	4,330,655	89.1	2,257,288	68.1	2,073,367	91.9
Gross profit	529,906	10.9	1,059,313	31.9	(529,407)	(50.0)

Depreciation and amortization	389,361	8.0	999,647	30.1	(610,286)	(61.1)
General and administrative	1,125,031	23.1	3,472,407	104.7	(2,347,376)	(67.6)
Sales and marketing	-	-	572,085	17.2	(572,085)	(100.0)
Research and development	-	-	64,094	1.9	(64,094)	(100.0)
Total operating expenses	1,514,392	31.2	5,108,233	154.0	(3,593,841)	(70.4)
(Loss) from operations	(984,486)	(20.3)	(4,048,920)	(122.1)	3,064,434	(75.7)

Other (Expenses)/Income, net	(45,905)	(0.9)	(582)	(0.02)	(45,323)	7,787.46
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,030,391)	(21.2)	(4,049,502)	(122.1)	3,019,111	(74.6)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,030,391)	(21.2)	(4,049,502)	(122.1)	3,019,111	(74.6)

Consolidated Revenue (Service)

Consolidated revenues were $4,860,561 and $4,949,976 for the three months ended June 30, 2023 and 2022, respectively.

The revenues from the CreateApp platform have been excluded after spin off.

Our DataLogiq platform revenue was $4,860,561 compared to $3,316,601 for the three months ended June 30, 2023 and 2022 respectively

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $4,330,655 and $3,130,360 for the three months ended June 30, 2023 and 2022, respectively.

The cost of service
revenues from the CreateApp platform have been excluded after spin off.

Our DataLogiq platform cost of revenue was $4,330,655 compared to $2,257,288 for the three months ended June 30, 2023 and 2022 respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $529,906 and $1,819,616 for the three months ended June 30, 2023 and 2022, respectively.

Our consolidated gross margin decreased to 10.9% from 36.8% for the three months ended June 30, 2023 and 2022.

Our DataLogiq platform gross margin was $529,906 and $1,059,313 for the three months ended June 30, 2023 and 2022, respectively. Our DataLogiq platform gross margin decreased to 10.9% from 31.9% for the three months ended June 30, 2023 and 2022, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $3,523,857 and $5,637,766 for the three months ended June 30, 2023 and 2022, respectively.

Our DataLogiq platform General and administrative expenses were $1,125,031 and $3,472,407 for the three months ended June 30, 2023 and 2022, respectively.

Stock-based compensation

Stock-based compensation expenses for the three months ended June 30, 2023 and 2022 was $1,757,320 and $1,710,156, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $104,715 and $572,085 for the three months ended June 30, 2023 and 2022, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $nil and $1,039,094 for the three months ended June 30, 2023 and 2022, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was ($45,905) and ($582) for the three months ended June 30, 2023 and 2022 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($3,565,215) and ($6,460,841) for the three months ended June 30 2023 and 2022, respectively.

Our DataLogiq platform incurred a net loss of ($1,030,391) and ($4,049,502) for the three months ended June 30, 2023 and 2022 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

The CreateApp platform have been have been excluded after spin off.

DLQ including DataLogiq results of operations

Revenue (Service)

DataLogiq revenues were $4,860,561 for the three months ended June 30, 2023 compared to $3,316,601 for the same period in 2022, an increase of $1,543,960 or 46.6%.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $4,330,655 for the three months ended June 30, 2023 compared to $2,257,288 for the same period in 2022, an increase of $2,073,367 or 91.9%.

Gross Profit

DataLogiq gross profit was $529,906 for the three months ended June 30, 2023 compared to $1,059,313 for the same period in 2022, a decrease of $529,407 or 50.0%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $389,361 for the three months ended June 30, 2023 compared to $999,647 for the same period in 2022, a decrease of $617,198 or 61.7%.

General and administrative

DataLogiq general and administrative expenses were $1,125,031 for the three months ended June 30, 2023 compared to $3,472,407 for the same period in 2022, a decrease of $2,347,376 or 67.6%.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $nil for the three months ended June 30, 2023 compared to $572,085 for the same period in 2022, a decrease of $572,085 or 100.0%.

Research and development

DataLogiq research and development expenses were $nil for the three months ended June 30, 2023 compared to $64,094 for the same period in 2022.

30

(
Loss) from Operations

DataLogiq’s loss from operations was ($984,486) for the three months ended June 30, 2023 compared to ($4,048,920) for the same period in 2022.

Other Income/(Expenses)

For the three months ended June 30, 2023, DataLogiq other expenses was $45,905 compared to other expenses was $582 for the same period in 2022.

Results of Operations for the Six Months ended June 30, 2023 and 2022

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the six months ended June 30, 2023 and 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$8,398,088	100.0%	$13,055,360	100.0%	$(4,657,272)	(35.7)%
Cost of revenues (service)	7,582,899	90.3	9,031,083	69.2	(1,448,184)	(16.0)
Gross profit	815,189	9.7	4,024,277	30.8	(3,209,088)	(79.7)

Depreciation and amortization	840,013	10.0	2,061,860	15.8	(1,221,847)	(59.3)
General and administrative	15,688,504	186.8	9,238,763	70.8	6,449,741	69.8
Sales and marketing	214,715	2.6	871,401	6.7	(656,686)	(75.4)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,296,178	17.6	(2,296,178)	(100.0)
Total operating expenses	16,743,232	199.4	14,468,202	110.8	2,275,030	15.7
(Loss) from operations	(15,928,043)	(189.7)	(10,443,925)	(80.0)	(5,484,118)	52.5

Other (Expenses)/Income, net	(85,672)	(1.0)	2,560	0.02	(88,232)	(3,446.6)
Net (Loss) before income tax	(16,013,715)	(190.7)	(10,441,365)	(80.0)	(5,572,350)	53.4
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(16,013,715)	(190.7)	(10,441,365)	(80.0)	(5,5572,350)	53.4

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	62,566	-	-	-	62,566	100.0
General and administrative	13,206,918	-	1,507,992	-	11,698,926	775.8
Sales and marketing	154,715	-	-	-	154,715	100.0
Impairment loss	-		-	-	-	-
Research and development	-	-	-	-	-	-
Total operating expenses	13,424,199	-	1,507,992	-	11,916,207	790.2
(Loss) from operations	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2

GoLogiq including CreateApp results of operations, post Spin off

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$4,942,392	100.0%	$(4,942,392)	(100.0)%
Cost of revenues (service)	-	-	3,108,413	62.9	(3,108,413)	(100.0)
Gross profit	-	-	1,833,979	37.1	(1,833,979)	(100.0)

Depreciation and amortization	-	-	62,567	1.3	(62,567)	(100.0)
General and administrative	-	-	1,738,352	35.2	(1,738,352)	(100.0)
Sales and marketing	-	-	5,000	0.1	(5,000)	(100.0)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,065,500	41.8	(2,065,500)	(100.0)
Total operating expenses	-	-	3,871,419	78.3	(3,871,419)	(100.0)
(Loss) from operations	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)

DLQ including DataLogiq results of operations

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$8,398,088	100.0%	$8,112,968	100.0%	$285,120	3.5%
Cost of revenues (service)	7,582,899	90.3	5,922,670	73.0	1,660,229	28.0
Gross profit	815,189	9.7	2,190,298	27.0	(1,375,109)	(62.8)

Depreciation and amortization	777,447	9.3	1,999,293	24.6	(1,221,846)	(61.1)
General and administrative	2,481,586	29.5	5,992,419	73.9	(3,510,833)	(58.6)
Sales and marketing	60,000	0.7	866,401	10.7	(806,401)	(93.1)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	230,678	2.8	(230,678)	(100.0)
Total operating expenses	3,319,033	39.5	9,088,791	112.0	(5,769,758)	(63.5)
(Loss) from operations	(2,503,844)	(29.8)	(6,898,493)	(85.0)	4,394,649	(63.7)

Other (Expenses)/Income, net	(85,672)	(1.02)	2,560	0.03	(88,232)	(3,446.6)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,589,516)	(30.8)	(6,895,933)	(85.0)	4,306,417	(62.4)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,589,516)	(30.8)	(6,895,933)	(85.0)	4,306,417	(62.4)

Consolidated Revenue (Service)

Consolidated revenues were $8,398,088 and $13,055,360 for the six months ended June 30, 2023 and 2022, respectively.

The revenues from the CreateApp platform have been have been excluded after spin off.

Our DataLogiq platform revenue was $8,398,088 compared to $8,112,968 for the six months ended June 30, 2023 and 2022 respectively

Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $7,582,899 and $9,031,083 for the six months ended June 30, 2023 and 2022, respectively.

The CreateApp platform have been have been excluded after spin off.

Our DataLogiq platform cost of revenue was $7,582,899 compared to $5,922,670 for the six months ended June 30, 2023 and 2022 respectively.

Consolidated Gross Profit

Consolidated Gross Profit was $815,189 and $4,024,277 for the six months ended June 30, 2023 and 2022, respectively.

Our consolidated gross margin decreased to 9.7% from 30.8% for the six months ended June 30, 2023 and 2022.

Our DataLogiq platform gross margin was $815,189 and $2,190,298 for the six months ended June 30, 2023 and 2022, respectively. Our DataLogiq platform gross margin decreased to 9.7% from 27.0% for the six months ended June 30, 2023 and 2022, respectively.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $15,688,504 and $9,238,763 for the six months ended June 30, 2023 and 2022, respectively.

Our DataLogiq platform General and administrative expenses were $2,481,586 and $5,992,419 for the six months ended June 30, 2023 and 2022, respectively.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2023 and 2022 was $12,539,023 and $2,326,347, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $214,715 and $871,401 for the six months ended June 30, 2023 and 2022, respectively.

Research and Development (R&D)

Consolidated Research and Development expenses were $nil and $2,296,178 for the six months ended June 30, 2023 and 2022, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was ($85,672) and $2,560 for the six months ended June 30, 2023 and 2022 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($16,013,715) and ($10,441,365) for the six months ended June 30 2023 and 2022, respectively.

Our DataLogiq platform incurred a net loss of ($2,589,516) and ($6,895,933) for the six months ended June 30, 2023 and 2022 respectively.

Consolidated Income Tax (Expense)

No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.

Logiq (Delaware) Inc. Results of Operations

The CreateApp platform have been have been excluded after spin off.

DLQ including DataLogiq results of operations

Revenue (Service)

DataLogiq revenues were $8,398,088 for the six months ended June 30, 2023 compared to $8,112,968 for the same period in 2022, an increase of $285,120 or 3.5%.

Cost of Revenue (Service)

DataLogiq Cost of revenue was $7,582,899 for the six months ended June 30, 2023 compared to $5,922,670 for the same period in 2022, an increase of $1,660,229 or 28.0%.

Gross Profit

DataLogiq gross profit was $815,189 for the six months ended June 30, 2023 compared to $2,190,298 for the same period in 2022, a decrease of $1,375,109 or 62.8%.

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $777,447 for the six months ended June 30, 2023 compared to $1,999,293 for the same period in 2022, a decrease of $1,221,846 or 61.1%.

General and administrative

DataLogiq general and administrative expenses were $2,481,586 for the six months ended June 30, 2023 compared to $5,992,419 for the same period in 2022, a decrease of $3,510,833 or 58.6%.

Sales and marketing

DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $60,000 for the six months ended June 30, 2023 compared to $866,401 for the same period in 2022, a decrease of $806,401 or 93.1%.

Research and development

DataLogiq research and development expenses were $nil for the six months ended June 30, 2023 compared to $230,678 for the same period in 2022.

34

(
Loss) from Operations

DataLogiq’s loss from operations was ($2,503,844) for the six months ended June 30, 2023 compared to ($6,898,493) for the same period in 2022.

Other Income/(Expenses)

For the six months ended June 30, 2023, DataLogiq other expenses was $85,672 compared to other income was $2,560 for the same period in 2022.

Liquidity and Capital Resources

During the six months ended Jun 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our DataLogiq platform, (ii) existing cash, and (iii) proceeds from third-party financings.

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months June 30,
Cash flows:	2023	2022
Net cash (used in) operating activities	$(16,224,452)	$(7,023,953)
Net cash provided (used in) by investment activities	$(483,921)	$(7,209,381)
Net cash (used in) provided by financing activities	$(16,725,369)	$(1,355,304)

Operating Activities

During the six months ended June 30, 2023, (loss) from operations used ($16,224,452), compared to ($7,023,953) for the six months ended June 30, 2022. Our net (loss) for the six months ended June 30, 2023 decreased to ($16,013,715) and ($10,441,365) respectively compared to the same period last year. Depreciation and amortization decreased to $833,101 and $2,061,860 respectively compared to the same period last year.

Investing Activities

During the six months ended June 30, 2023, we used cash ($483,921) for investing activities compared to ($7,209,381) during the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, we generated $16,725,369 from financing activities, compared to ($1,355,304) for the six months ended June 30, 2022, primarily from the proceeds from the sale of common stock.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 8, 2023 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item
2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, a total of 21,451,168 shares of common stock with par value of $0.0001 per share were issued to various stockholders.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits
Exhibit No.	Description of Exhibit
2.2	First Amendment to the Merger Agreement dated May 1, 2023 by and among Abri, Merger Sub, the Company and DLQ (21)
2.3	Second Amendment to the Merger Agreement dated June 8, 2023 by and among Abri, Merger Sub, the Company and DLQ (21)
2.4	Third Amendment to the Merger Agreement dated July 20, 2023 by and among Abri, Merger Sub, the Company and DLQ (21)
3.1	Certificate of Incorporation, filed November 18, 2004
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed March 1, 2007 (4)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 2, 2011(4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, filed January 14, 2013(4)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed April 10, 2013(4)
3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed May 10, 2013(4)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed September 18, 2013(4)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed December 5, 2013(4)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 5, 2015(4)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Company, filed February 25, 2020(4)
3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 31, 2020 (4)
3.12	Bylaws (1)
3.13	First Amended and Restated Bylaws, dated January 25, 2022 (11)
4.1	Description of Registrant’s Securities. (18)
4.2	Form of Warrant Indenture, dated June 21, 2021 (12)
4.3	Form of Warrant to Purchase Common Stock (14)
4.4	Form of Indenture (15)
4.5	Warrant to Purchase Common Stock, dated March 30, 2022. (17)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).

*	Filed herewith
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

+	Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
(1)	Incorporated by reference to Form SB-2 of the Company filed with the Securities and Exchange Commission on September 19, 2005
(2)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2019
(3)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 18, 2019
(4)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 31, 2021
(5)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 4, 2020
(6)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on October 1, 2020
(7)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2020
(8)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 10, 2020
(9)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 5, 2021
(10)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 27, 2021
(11)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on January 26, 2022
(12)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 21, 2021
(13)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on June 30, 2021
(14)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2021
(15)	Incorporated by reference to Form S-3 of the Company filed with the Securities and Exchange Commission on September 28, 2021
(16)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 16, 2021
(17)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on March 31, 2022
(18)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on April 1, 2022
(19)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2022
(20)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on September 12, 2022
(21)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on July 25, 2023.
39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: August 21, 2023	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	August 21, 2023
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	August 21, 2023
Lionel Choong	(Principal Accounting Officer)

