Form 10-Q
period 2023-09-30
LOGIQ, INC.
filed 2023-11-14
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2023

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:
000-51815

LOGIQ INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5057897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐
Yes
☒
No

As of November 10, 2023, the issuer had 147,005,621
shares of common stock issued and outstanding.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets

	September 30	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	5,622,156	7,119,111
Property and equipment, net	53,052	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	11,253,134	12,782,467

Current assets
Accounts receivable	595,323	1,649,632
Right to use assets - operating lease	-	58,122
Prepayment, deposit and other receivables	84,224	221,591
Amount due from related party	482,420	-
Cash and cash equivalents	392,853	472,206
Total current assets	1,554,820	2,401,551
Total assets	$12,807,954	$15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,943,738	5,073,315
Accruals	2,553,856	2,169,893
Lease liability - operating lease	-	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	5,497,594	7,520,017

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$5,507,594	$7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 129,379,314 and 55,118,520 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12,938	5,512
Additional paid-in capital	110,405,098	94,829,417
Capital reserves	48,243,604	44,232,194
Accumulated deficit brought forward	(151,361,280)	(131,413,122)
Total stockholder's equity	7,300,360	7,654,001
Total liabilities and stockholders' equity	$12,807,954	$15,184,018

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$3,265,674	$4,100,373	$11,663,762	$17,155,733
Cost of Service	3,207,706	2,792,499	10,790,605	11,823,582
Gross Profit	57,968	1,307,874	873,157	5,332,151

Operating Expenses
Depreciation and amortization	689,318	1,021,676	1,529,331	3,083,536
General and administrative	3,256,702	7,265,372	18,945,206	16,504,135
Sales and marketing	-	394,628	214,715	1,266,029
Research and development	-	321,000	-	2,617,178
Total Operating Expenses	3,946,020	9,002,676	20,689,252	23,470,878

(Loss) from Operations	(3,888,052)	(7,694,802)	(19,816,095)	(18,138,727)

Other (Expenses)/Income, net	(46,391)	3	(132,063)	2,563

Net (Loss) before income tax	(3,934,443)	(7,694,799)	(19,948,158)	(18,136,164)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	$(3,934,443)	$(7,694,799)	$(19,948,158)	$(18,136,164)

Net (Loss) profit per common share - basic and fully diluted:	(0.0387)	(0.2221)	(0.2318)	(0.5805)

Weighted average number of basic and fully diluted common shares outstanding	101,745,947	34,645,067	86,068,463	31,241,330

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.
Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(19,948,158)	$(18,136,164)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	32,378	39,141
Amortization of intangible assets	1,496,955	3,044,395
Changes in operating assets and liabilities:
Accounts receivable	1,054,309	1,010,137
Prepayments, deposit and other receivables	137,367	99,428
Accounts payable	(2,129,577)	1,488,965
Accruals	383,963	1,486,482
Operating lease	41,533	-
Deferred revenue	-	(9,795)
Net cash (used in) operating activities	(18,931,230)	(10,977,411)

INVESTING ACTIVITIES:
Amount due from associate	-	7,208,700
Amount due from related party	(482,420)	-
Financial assets held for resale	-	681
Net cash provided by (used in) investing activities	(482,420)	7,209,381

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(260,220)	(212,778)
Issuance of shares for services and cash received , net of expenses	19,594,517	2,782,821
Net cash provided by (used in) financing activities	19,334,297	2,570,043

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,353)	(1,197,987)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	472,206	1,586,265

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$392,853	$388,278

NON-CASH TRANSACTION
Issuance of shares for services received	$14,135,579	$5,969,804

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$44,232,194	$(131,413,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	47,322,008	(143,861,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	47,838,696	(147,426,837)	8,625,875
Issuance of shares for proceeds	33,531,100	3,353	2,200,667	404,908	-	2,608,928
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,934,443)	(3,934,443)
Balance September 30, 2023	129,379,314	12,938	110,405,098	48,243,604	(151,361,280)	7,300,360

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166
Issuance of shares for proceeds	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancellation of shares for proceeds	(6)	-	-	-	-	-
Net loss for the period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30, 2022	33,401,334	3,341	85,768,372	25,010,514	(92,691,478)	18,090,748
Issuance of shares for proceeds	3,448,362	344	3,824,573	1,111	-	3,826,029
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(7,694,799)	(7,694,799)
Balance September 30, 2022	36,849,696	3,685	89,592,945	25,011,625	(100,386,277)	14,221,978

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

PRINCIPLES OF CONSOLIDATION

The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation) (formerly Logiq, Inc. (Nevada)), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq, prior to the Spin off to GoLogiq Inc. and GoLogiq Inc. have been spun off while it remains a material subsidiary of the Company, but no consolidations since Q1 2023. Material intercompany balances and transactions have been eliminated on consolidation.

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of Americ a requi
res management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the nine months ended September 30, 2023 and 2022.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the nine months ended September 30, 2023 and 2022 amounted to $1,496,955 and $3,044,395, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of September 30, 2023.

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of September 30, 2023 and 2022, the Company has the following amounts related to intangible assets:

	Logiq	DataLogiq	Total

Cost as of January 1, 2023 & September 30, 2023	$1,885,330	$22,968,391	$24,853,721

Amortization
Brought forward as of January 1, 2023	$1,521,531	$16,213,079	$17,734,610
Charge for the period	$363,799	$1,133,156	$1,496,955
Accumulated depreciation as of September 30, 2023	$1,885,330	$17,346,235	$19,231,565

Net intangible assets as of September 30, 2023	$-	$5,622,156	$5,622,156

Net intangible assets as of December 31, 2022	$363,799	$6,755,312	$7,119,111

Amortization expense related to intangible assets for the three months ended September 30, 2023 and 2022 amounted to $678,952 and $1,017,204, respectively.

Amortization expense related to intangible assets for the nine months ended September 30, 2023 and 2022 amounted to $1,496,955 and $3,044,395, respectively.

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of September 30, 2023 in the next five fiscal years and thereafter is as follows:

Remaining of 2023	$359,841
2024	1,510,945
2025	1,510,945
2026	1,510,945
2027 and thereafter	729,480
$5,622,156

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and 2022, the Company has the following amounts related to property and equipment:

	Leasehold	Computer and
	Improvements	Equipment	Total

Cost as of January 1, 2023	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of September 30, 2023	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2023	$100,907	$67,025	$167,932
Charge for the period	$16,818	$15,560	$32,378
Accumulated depreciation as of September 30, 2023	$117,725	$82,585	$200,310

Net property and equipment as of September 30, 2023	$48,232	$4,820	$53,052

Net property and equipment as of December 31, 2022	$65,050	$20,380	$85,430

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $10,368 and $13,728, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $32,378 and $39,141, respectively.

NOTE 5 – GOODWILL

	As of	As of
	September 30,	December 31,
	2023	2022

Goodwill at cost - Push	$4,781,208	$4,781,208
Goodwill at cost - Fixel	296,882	296,882
Goodwill at cost - Rebel	499,836	499,836
Total	5,577,926	5,577,926
Accumulated impairment losses	$-	$-
Balance at end of period	$5,577,926	$5,577,926

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2023	2022

Accounts receivable - gross	$1,198,074	$2,252,383
Allowance for doubtful debts	(602,751)	(602,751)
Accounts receivable - net	595,323	1,649,632
Movement in allowance for doubtful debts
Balance as at beginning of period	$602,751	$155,592
Provision for bad debts	-	447,159
Reversal of the provision	-	-
Balance at end of period	602,751	602,751

Age of Impaired trade receivables

Current	$362,015	30.2%
1 - 30 days	20,996	1.8%
31 - 60 days	(192,608)	(16.1)%
61-90 days	191,984	16.0%
91 and over	815,687	68.1%
Total	1,198,074	100.0%

NOTE 7 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

Deposit	$-	$180,000
Prepayments	84,224	41,591
	$84,224	$221,591

NOTE 8 – ACCRUALS

Accruals and other payable consist of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

Accruals	$2,553,856	$2,169,893
	$2,553,856	$2,169,893

NOTE 9 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the nine months ended September 30, 2023 and 2022, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of	As of
	September 30,	December 31,
	2023	2022
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of September 30, 2023, the Company does not have any deferred tax assets.

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

During the three months ended September 30, 2023, a total of 33,531,100 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2022, 132,326 shares with par value of $0.0001 per share were cancelled by various stockholders.

During the nine months ended September, 2023, no shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2023 for Logiq, Inc., a total of 7,058,398 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2023 for Logiq, Inc., a total of 1,150,455 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended September 30, 2023 for Logiq, Inc., a total of 31,931,100 shares of common stock were issued for stock-based compensation to consultants.

NOTE 11 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended and nine months ended September 30, 2023 and 2022, respectively:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator - basic and diluted
Net (Loss)	(3,934,443)	(7,694,799)	(19,948,158)	(18,136,164)

Denominator
Weighted average number of common shares outstanding - basic and diluted	101,745,947	34,645,067	86,068,463	31,241,330
(Loss) per common share - basic and diluted	(0.0387)	(0.2221)	(0.2318)	(0.5805)

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

Under the amended contract, there was no operating lease right-of-use asset and liability at September 30, 2023 and an operating lease right-of-use asset and liability of $58,122 and $16,589 at December 31, 2022, respectively, utilizing an effective present value rate at 3.25%.

For the nine months ended September 30, 2023 and 2022, the Company recorded approximately $58,122 and $130,248 in amortization expense, respectively. The Company’s net rental expense was approximately $76,188 and $158,000 for the nine-months ended September 30, 2023 and 2022, respectively.  As of September 30, 2023, the lease has expired and there is no additional commitment.

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

The following table presents the segment information for the three months and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	2,232,677	3,783,861	15,656,876	5,291,854
Total operating (loss) income	(2,232,677)	(3,783,861)	(15,656,876)	(5,291,854)

Gologiq incl CreateApp post Spin off
Segment operating income	$-	$334,987	$-	$5,277,379
Other corporate expenses, net	-	1,012,149	-	7,991,978
Total operating (loss)	-	(677,162)	-	(2,714,599)

DLQ incl DATALogiq
Segment operating income	$3,265,674	$3,765,386	$11,663,762	$11,878,354
Other corporate expenses, net	4,967,440	6,999,162	15,955,044	22,008,066
Total operating (loss)	(1,701,766)	(3,233,776)	(4,291,282)	(10,129,712)

Consolidated
Segment operating income	$3,265,674	$4,100,373	$11,663,762	$17,155,733
Other corporate expenses, net	7,200,117	11,795,172	31,611,920	35,291,897
Total operating (loss)	(3,934,443)	(7,694,799)	(19,948,158)	(18,136,164)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months and nine months ended September 30, 2023 and 2022.

NOTE 14 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended		For the three months ended
	September 30,		September 30,
	2023	%	2022	%
Southeast Asia	$1,632,837	50.0	$1,882,692	45.9
EU	816,419	25.0	941,347	23.0
South Korea	489,851	15.0	564,808	13.8
Africa	326,567	10.0	376,539	9.2
North America	-	-	334,987	8.2
Total revenue	$3,265,674	100.0	$4,100,373	100.0

	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2023	%	2022	%
Southeast Asia	$5,831,881	50.0	$5,937,177	34.6
EU	2,915,941	25.0	2,969,589	17.3
South Korea	1,749,564	15.0	1,781,753	10.4
Africa	1,166,376	10.0	1,187,835	6.9
North America	-	-	5,277,379	30.8
Total revenue	$11,663,762	100.0	$17,153,733	100.0

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

NOTE 16 – SUBSEQUENT EVENTS

Submission of Matters to a Vote of Security Holders:

On October 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”).

The proposals voted on at the Special Meeting were to: (1) authorize the transactions contemplated under the Merger Agreement dated as of September 9, 2022, as amended (the “
Merger Agreement
”), by and among Abri Merger Sub, Inc., a Delaware corporation (“
Merger Sub
”), and a wholly owned subsidiary of Abri SPAC I, Inc. (“
Abri
”), DLQ Parent, and DLQ, Inc., a Nevada corporation (“
DLQ
”) a subsidiary of DLQ Parent. Pursuant to the terms of the Merger Agreement, a business combination between Abri and DLQ will be effected through the merger of Merger Sub with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary of Abri (the “
Business Combination
” or
“
Merger
”); and (2) proposal to amend our certificate of incorporation, as amended, to effect, at the discretion of our board of directors, a reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split Authorization”), par value $
0.0001 per share, such split to combine a number of outstanding shares of common stock at a ratio of not less than five (5) shares and not more than fifty (
50) shares, into one share of common stock, such ratio to be determined by our board of directors at any time prior to twelve (12) months from the date of stockholder approval, without further approval or authorization of our stockholders.

Both proposals have were passed by shareholders. As of date of this filing, no action has been taken in connection with the Reverse Split Authorization.

Spin off of DLQ, Inc. has successfully closed:

As previously announced, on September 12, 2022, Abri SPAC I, Inc., a Delaware corporation (“Abri”), Abri Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (the “Company”) and, DLQ, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“DLQ”) entered into a Merger Agreement (the “Merger Agreement”).

As previously reported on the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on October 25, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”), at which holders of 59,902,368 or 56.89% shares of Company Common Stock ( the “Company Common Stock”) were present in person or by proxy, constituting a quorum for the transaction of business. Only stockholders of record as of the close of business on September 25, 2023, the record date (the “Record Date”) for the Special Meeting, were entitled to vote at the Special Meeting. As of the Record Date, 105,284,314 shares of Company Common Stock were outstanding and entitled to vote at the Special Meeting.

On November 2, 2023 (the “Closing Date”), the Business Combination, including the Merger, was completed (the “Closing”).
In connection with the Closing, on November 2, 2023, the Company declared a Dividend distribution of the 3,762,000 shares of Abri common stock, at a ratio of 0.027 shares of Abri common stock per each 1 share of Company common stock to the Company’s shareholders as of record as of the Dividend Record Date.

The actual date of delivery and receipt of such Abri common stock by holders of record as of Dividend Record Date may be delayed due to administrative matters and will vary on a case-by-case basis depending on how such shares are held by such holders (e.g. as registered holders, street name, etc.). Certain Company stockholders which are entitled to 1,500,000 of such Logiq Dividend shares agreed to become subject to an Escrow Agreement  (the “Reset Shares”), which shares may be released to certain institutional investors to cover any reset in the amount of Consideration Shares to cover a $5 million investment in DLQ (the “DLQ Investment”)  in the form of convertible promissory notes issued by DLQ (the “DLQ Notes”). Additionally, As disclosed in that certain Form 8-K filed with the SEC on September 8, 2023, an aggregate of $5,000,000 of DLQ Notes converted into shares of common stock of DLQ representing an aggregate of 14% of DLQ and were exchanged for an aggregate of 1,600,000 Consideration Shares. The remaining 53% of Consideration Shares were issued to the Company and are subject to an 11-month lock-up, as well as a separate escrow account which shall be released once such the DLQ Investors recoup their original investment amounts.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	Logiq, Inc. (Delaware) (formerly known as Weyland) the “Company,” “we,” “us,” or “our,” are to the business of Logiq, Inc. (Delaware), a Delaware corporation and AppLogiq;

•	DataLogiq and DLQ, Inc., a Nevada corporation, business segment;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.
Overview

The following overview of the Company’s business includes the DLQ, Inc. business, which was divested by the Company via the Merger effective November 2, 2023, subsequent to the periods presented in this Report. Going forward, the Company will no longer consolidate the DLQ business segment (now owned by Collective Audience, Inc.) in its financial results or business disclosures. As a result, future results and disclosures will likely differ materially from those included in this Report.

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
As of September 30, 2023, the Company controlled, through one of its subsidiaries, approximately 6.36% of the GoLogiq’s issued and outstanding shares of common stock.
DataLogiq Spin-off

On September 9, 2022, the Company and the Company’s wholly-owned subsidiary, DLQ, Inc., a Nevada corporation (“DLQ”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abri SPAC I, Inc., a Delaware corporation, (“Abri”), and Abri Merger Sub (“Merger Sub”) wherein Merger Sub will merge with and into DLQ with DLQ being the surviving company (“Surviving Company”), and a wholly owned subsidiary of Abri (Collectively, the “Merger”). The Merger is expected to close after obtaining the required approval by the stockholders of Abri and the Company, and upon the satisfaction of certain other customary closing conditions (“Closing”).
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

On August 28, 2023, the Company, DLQ, Abri and Merger Sub entered into the Fourth Amendment to the Merger Agreement (the “Fourth Amendment”) to (i) increase the number of shares being distributed to public stockholders of the Company from approximately 25% to approximately 33% of the aggregate Merger Consideration, (ii) require DLQ to distribute 14% of the Merger Consideration Shares to certain investors in DLQ, and (iii) reduce the number of Merger Consideration Shares subject to Lock-Up Agreements, effective as of Closing, from 75% to 53%.

One November 2, 2023, the Merger was completed and the Merger Agreement was successfully Closed. In connection to with the completion of the Merger, the Combined Company issued 3,762,000 of the Combined Company shares to the Company.

As a result, subsequent to the quarter ended September 30, 2023, the Company no longer has a direct equity ownership of DLQ, Inc. and going forward, DLQ, Inc.’s results of operations will no longer be consolidated with the Company’s. However, because the Merger was completed subsequent to the September 30, 2023, DLQ, Inc.’s results of operations have been consolidated with the Company’s in the financial statements and footnotes thereto include in this Quarter Report on Form 10-Q.
25

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
26

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
Results of Operation
Results of Operations for the Three Months ended September 30, 2023 and 2022

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended September 30, 2023 and 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc., as well as DLQ, Inc (a Nevada Corporation)( formerly Logiq, Inc. (Nevada)) which was a majority owned subsidiary until completion of the Merger on November 2, 2023
(collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$3,265,674	100.0%	$4,100,373	100.0%	$(834,699)	(20.4)%
Cost of revenues (service)	3,207,706	98.2	2,792,499	68.1	415,207	14.9
Gross profit	57,968	1.8	1,307,874	31.9	(1,249,906)	(95.6)

Depreciation and amortization	689,318	21.1	1,021,676	24.9	(332,358)	(32.5)
General and administrative	3,256,702	99.7	7,265,372	177.2	(4,008,670)	(55.2)
Sales and marketing	-	-	394,628	9.6	(394,628)	(100.0)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	321,000	7.8	(321,000)	(100.0)
Total operating expenses	3,946,020	120.8	9,002,676	219.6	(5,056,656)	(56.2)
(Loss) from operations	(3,888,052)	(119.1)	(7,694,802)	(187.7)	3,806,750	(49.5)

Other (Expenses)/Income, net	(46,391)	(1.42)	3	0.00	(46,394)	(1,546,466.7)

Net (Loss) before income tax	(3,934,443)	(120.5)	(7,694,799)	(187.7)	3,760,356	(48.9)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(3,934,443)	(120.5)	(7,694,799)	(187.7)	3,760,356	(48.9)
Logiq (Delaware) including AppLogiq results of operations, prior to the Spin off

	For the three months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	301,233	-	-	-	301,233	100.0
General and administrative	1,931,444	-	3,783,861	-	(1,852,417)	(49.0)
Sales and marketing	-	-	-	-	-	-
Research and development	-	-	-	-	-	-
Total operating expenses	2,232,677	-	3,783,861	-	(1,551,184)	(41.0)
(Loss) from operations	(2,232,677)	-	(3,783,861)	-	1,551,184	(41.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,232,677)	-	(3,783,861)	-	1,551,184	(41.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,232,677)	-	(3,783,861)	-	1,551,184	(41.0)
27

GoLogiq including CreateApp results of operations, post Spin off

	For the three months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$-	-%	$334,987	100.0%	$(334,987)	(100.0)%
Cost of revenues (service)	-	-	179,580	53.6	(179,580)	(100.0)
Gross profit	-	-	155,407	46.4	(155,407)	(100.0)

Depreciation and amortization	-	-	31,283	9.3	(31,283)	(100.0)
General and administrative	-	-	480,286	143.4	(480,286)	(100.0)
Sales and marketing	-	-	-	-	-	-
Research and development	-	-	321,000	95.8	(321,000)	(100.0)
Total operating expenses	-	-	832,569	248.5	(832,569)	(100.0)
(Loss) from operations	-	-	(677,162)	(202.1)	677,162	(100.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(677,162)	(202.1)	677,162	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(677,162)	(202.1)	677,162	(100.0)

DLQ including DataLogiq results of operations

	For the three months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$3,265,674	100.0%	$3,765,386	100.0%	$(499,712)	(13.3)%
Cost of revenues (service)	3,207,706	98.2	2,612,919	69.4	594,787	22.8
Gross profit	57,968	1.8	1,152,467	30.6	(1,094,499)	(95.0)

Depreciation and amortization	388,085	11.9	990,393	26.3	(602,308)	(60.8)
General and administrative	1,325,258	40.6	3,001,225	79.7	(1,675,967)	(55.8)
Sales and marketing	-	-	394,628	10.5	(394,628)	(100.0)
Research and development	-	-	-	-	-	-
Total operating expenses	1,713,343	52.5	4,386,246	116.5	(2,672,903)	(60.9)
(Loss) from operations	(1,655,375)	(50.7)	(3,233,779)	(85.9)	1,578,404	(48.8)

Other (Expenses)/Income, net	(46,391)	(1.4)	3	0.00	(46,394)	(1,546,466.67)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(1,701,766)	(52.1)	(3,233,776)	(85.9)	1,532,010	(47.4)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,701,766)	(52.1)	(3,233,776)	(85.9)	1,532,010	(47.4)
Consolidated Revenue (Service)
Consolidated revenues were $3,265,674 and $4,100,373 for the three months ended September 30, 2023 and 2022, respectively.
The revenues from the CreateApp platform have been excluded after spin off.
Our DataLogiq platform revenue was $3,265,674 compared to $3,765,386 for the three months ended September 30, 2023 and 2022 respectively.
Consolidated Cost of Revenue (Service)
Consolidated Cost of revenues were $3,207,706 and $2,792,499 for the three months ended September 30, 2023 and 2022, respectively.
The cost of service
revenues from the CreateApp platform have been excluded after spin off.

Our DataLogiq platform cost of revenue was $3,207,706 compared to $2,612,919 for the three months ended September 30, 2023 and 2022 respectively.
Consolidated Gross Profit
Consolidated Gross Profit was $57,968 and $1,307,874 for the three months ended September 30, 2023 and 2022, respectively.
Our consolidated gross margin decreased to 1.8% from 31.9% for the three months ended September 30, 2023 and 2022.
Our DataLogiq platform gross margin was $57,968 and $1,152,467 for the three months ended September 30, 2023 and 2022, respectively. Our DataLogiq platform gross margin decreased to 1.8% from 30.6% for the three months ended September 30, 2023 and 2022, respectively. The lower gross margin was achieved due to the lead generation revenue which has the majority of all the gross profit was scaled back due to lack of available capital.
Consolidated Operating Expenses
General and Administrative (G&A)
Consolidated General and administrative expenses were $3,256,702 and $7,265,372 for the three months ended September 30, 2023 and 2022, respectively.
Our DataLogiq platform General and administrative expenses were $1,325,258 and $3,001,225 for the three months ended September 30, 2023 and 2022, respectively.
Stock-based compensation
Stock-based compensation expenses for the three months ended September 30, 2023 and 2022 was $1,596,556 and $3,430,995, respectively.
Sales and Marketing (S&M)
Consolidated Sales and Marketing expenses were $nil and $394,628 for the three months ended September 30, 2023 and 2022, respectively.
Research and Development (R&D)
Consolidated Research and Development expenses were $nil and $321,000 for the three months ended September 30, 2023 and 2022, respectively.
Consolidated Other Income/(Expenses)
Consolidated Other income (expenses), net was ($46,391) and $3 for the three months ended September 30, 2023 and 2022 respectively.
Consolidated Net (Loss) Before Income Tax
The Company posted a net loss before income tax ($3,934,443) and ($7,694,799) for the three months ended September 30 2023 and 2022, respectively.
Our DataLogiq platform incurred a net loss of ($1,701,766) and ($3,233,776) for the three months ended September 30, 2023 and 2022 respectively.

Consolidated Income Tax (Expense)
No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.
Logiq (Delaware) Inc. Results of Operations
The CreateApp platform results have been excluded after spin off.
DLQ including DataLogiq results of operations
Revenue (Service)
DataLogiq revenues were $3,265,674 for the three months ended September 30, 2023 compared to $3,765,386 for the same period in 2022, a decrease of $499,712 or 13.3%.
Cost of Revenue (Service)
DataLogiq Cost of revenue was $3,207,706 for the three months ended September 30, 2023 compared to $2,612,919 for the same period in 2022, an increase of $594,787 or 22.8%.
Gross Profit
DataLogiq gross profit was $57,968 for the three months ended September 30, 2023 compared to $1,152,467 for the same period in 2022, a decrease of $1,094,499 or 95.0%. Lower gross margin due to the lead generation revenue which has the majority of all the gross profit was reduced due to lack of available capital.
Depreciation and amortization
DataLogiq depreciation and amortization expenses were $388,085 for the three months ended September 30, 2023 compared to $990,393 for the same period in 2022, a decrease of $602,308 or 60.8%.
General and administrative
DataLogiq general and administrative expenses were $1,325,258 for the three months ended September 30, 2023 compared to $3,001,225 for the same period in 2022, a decrease of $1,675,967 or 55.8%.
Sales and marketing
DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $nil for the three months ended September 30, 2023 compared to $394,628 for the same period in 2022, a decrease of $394,628 or 100.0%.
Research and development
DataLogiq research and development expenses were $nil for the three months ended Sample 30, 2023 and 2022, respectively.
30

(
Loss) from Operations

DataLogiq’s loss from operations was ($1,655,375) for the three months ended September 30, 2023 compared to ($3,233,779) for the same period in 2022.

Other Income/(Expenses)

For the three months ended September 30, 2023, DataLogiq other expenses was $46,391 compared to other Income was $3 for the same period in 2022.

Results of Operations for the Nine Months ended September 30, 2023 and 2022

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the nine months ended September 30, 2023 and 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, Fixel AI Inc. and Rebel Inc., as well as DLQ, Inc (a Nevada Corporation) (formerly Logiq, Inc. (Nevada)) which was a majority owned subsidiary until completion of the Merger on November 2, 2023
(collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the nine months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$11,663,762	100.0%	$17,155,733	100.0%	$(5,491,971)	(32.0)%
Cost of revenues (service)	10,790,605	92.5	11,823,582	68.9	(1,032,977)	(8.7)
Gross profit	873,157	7.5	5,332,151	31.1	(4,458,994)	(83.6)

Depreciation and amortization	1,529,331	13.1	3,083,536	18.0	(1,554,205)	(50.4)
General and administrative	18,945,206	162.4	16,504,135	96.2	2,441,071	14.8
Sales and marketing	214,715	1.8	1,266,029	7.4	(1,051,314)	(83.0)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,617,178	15.3	(2,617,178)	(100.0)
Total operating expenses	20,689,252	177.4	23,470,878	136.8	(2,781,626)	(11.9)
(Loss) from operations	(19,816,095)	(169.9)	(18,138,727)	(105.7)	(1,677,368)	9.2

Other (Expenses)/Income, net	(132,063)	(1.1)	2,563	0.01	(134,626)	(5,252.7)
Net (Loss) before income tax	(19,948,158)	(171.0)	(18,136,164)	(105.7)	(1,811,994)	10.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(19,948,158)	(171.0)	(18,136,164)	(105.7)	(1,811,994)	10.0
Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the nine months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	363,799	-	-	-	363,799	100.0
General and administrative	15,138,362	-	5,291,854	-	9,846,508	186.1
Sales and marketing	154,715	-	-	-	154,715	100.0
Impairment loss	-		-	-	-	-
Research and development	-	-	-	-	-	-
Total operating expenses	15,656,876	-	5,291,854	-	10,365,022	195.9
(Loss) from operations	(15,656,876)	-	(5,291,854)	-	(10,365,022)	195.9

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(15,656,876)	-	(5,291,854)	-	(10,365,022)	195.9
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(15,656,876)	-	(5,291,854)	-	(10,365,022)	195.9

GoLogiq including CreateApp results of operations, post Spin off

	For the nine months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$-	-%	$5,277,379	100.0%	$(5,277,379)	(100.0)%
Cost of revenues (service)	-	-	3,287,992	62.3	(3,287,992)	(100.0)
Gross profit	-	-	1,989,387	37.7	(1,989,387)	(100.0)

Depreciation and amortization	-	-	93,850	1.8	(93,850)	(100.0)
General and administrative	-	-	2,218,636	42.0	(2,218,636)	(100.0)
Sales and marketing	-	-	5,000	0.1	(5,000)	(100.0)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,386,500	45.2	(2,386,500)	(100.0)
Total operating expenses	-	-	4,703,986	89.1	(4,703,986)	(100.0)
(Loss) from operations	-	-	(2,714,599)	(51.4)	2,714,599	(100.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(2,714,599)	(51.4)	2,714,599	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(2,714,599)	(51.4)	2,714,599	(100.0)
DLQ including DataLogiq results of operations

	For the nine months ended
	September 30, 2023		September 30, 2022		Change
Revenue (service)	$11,663,762	100.0%	$11,878,354	100.0%	$(214,592)	(1.8)%
Cost of revenues (service)	10,790,605	92.5	8,535,590	71.9	2,255,015	26.4
Gross profit	873,157	7.5	3,342,764	28.1	(2,469,607)	(73.9)

Depreciation and amortization	1,165,532	10.0	2,989,687	25.2	(1,824,155)	(61.0)
General and administrative	3,806,844	32.6	8,993,645	75.7	(5,186,801)	(57.7)
Sales and marketing	60,000	0.5	1,261,029	10.6	(1,201,029)	(95.2)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	230,678	1.9	(230,678)	(100.0)
Total operating expenses	5,032,376	43.1	13,475,039	113.4	(8,442,663)	(62.7)
(Loss) from operations	(4,159,219)	(35.7)	(10,132,275)	(85.3)	5,973,056	(59.0)

Other (Expenses)/Income, net	(132,063)	(1.13)	2,563	0.02	(134,626)	(5,252.7)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(4,291,282)	(36.8)	(10,129,712)	(85.3)	5,838,430	(57.6)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(4,291,282)	(36.8)	(10,129,712)	(85.3)	5,838,430	(57.6)
Consolidated Revenue (Service)
Consolidated revenues were $11,663,762 and $17,155,733 for the nine months ended September 30, 2023 and 2022, respectively.
The revenues from the CreateApp platform have been excluded after spin off.
Our DataLogiq platform revenue was $11,663,762 compared to $11,878,354 for the nine months ended September 30, 2023 and 2022 respectively
Consolidated Cost of Revenue (Service)

Consolidated Cost of revenues were $10,790,605 and $8,535,590 for the nine months ended September 30, 2023 and 2022, respectively.

The CreateApp platform have been excluded after spin off.
Our DataLogiq platform cost of revenue was $10,790,605 compared to $11,823,582 for the nine months ended September 30, 2023 and 2022 respectively.
Consolidated Gross Profit
Consolidated Gross Profit was $873,157 and $5,332,151 for the nine months ended September 30, 2023 and 2022, respectively.
Our consolidated gross margin decreased to 7.5% from 31.1% for the nine months ended September 30, 2023 and 2022.
Our DataLogiq platform gross margin was $873,157 and $3,342,764 for the nine months ended September 30, 2023 and 2022, respectively. Our DataLogiq platform gross margin decreased to 7.5% from 28.1% for the nine months ended September 30, 2023 and 2022, respectively. The lower gross margin was achieved due to the lead generation revenue which has the majority of all the gross profit was scaled back due to lack of available capital.
Consolidated Operating Expenses
General and Administrative (G&A)
Consolidated General and administrative expenses were $18,945,206 and $16,504,135 for the nine months ended September 30, 2023 and 2022, respectively.
Our DataLogiq platform General and administrative expenses were $3,806,844 and $8,993,645 for the nine months ended September 30, 2023 and 2022, respectively.
Stock-based compensation
Stock-based compensation expenses for the nine months ended September 30, 2023 and 2022 was $14,135,579 and $5,969,804, respectively.
Sales and Marketing (S&M)
Consolidated Sales and Marketing expenses were $214,715 and $1,266,029 for the nine months ended September 30, 2023 and 2022, respectively.
Research and Development (R&D)
Consolidated Research and Development expenses were $nil and $2,617,178 for the nine months ended September 30, 2023 and 2022, respectively.
Consolidated Other Income/(Expenses)
Consolidated Other income (expenses), net was ($132,063) and $2,563 for the nine months ended September 30, 2023 and 2022 respectively.
Consolidated Net (Loss) Before Income Tax
The Company posted a net loss before income tax ($19,948,158) and ($18,136,164) for the nine months ended September 30 2023 and 2022, respectively.
Our DataLogiq platform incurred a net loss of ($4,291,282) and ($10,129,712) for the nine months ended September 30, 2023 and 2022 respectively.

Consolidated Income Tax (Expense)
No provision for corporate taxes is made as the Company incurred a loss and has unutilized loss carryforwards. The tax paid during the fiscal year is for Delaware franchise taxes for the current and prior years.
Logiq (Delaware) Inc. Results of Operations
The CreateApp platform results have been excluded after spin off.
DLQ including DataLogiq results of operations
Revenue (Service)
DataLogiq revenues were $11,663,762 for the nine months ended September 30, 2023 compared to $11,878,354 for the same period in 2022, a decrease of $214,592 or 1.8%.
Cost of Revenue (Service)
DataLogiq Cost of revenue was $10,790,605 for the nine months ended September 30, 2023 compared to $8,535,590 for the same period in 2022, an increase of $2,255,015 or 26.4%.
Gross Profit
DataLogiq gross profit was $873,157 for the nine months ended September 30, 2023 compared to $3,342,764 for the same period in 2022, a decrease of $2,469,607 or 73.9%. The lower gross margin was achieved due to the lead generation revenue which has the majority of all the gross profit was scaled back due to lack of available capital.
Depreciation and amortization
DataLogiq depreciation and amortization expenses were $1,165,532 for the nine months ended September 30, 2023 compared to $2,989,687 for the same period in 2022, a decrease of $1,824,155 or 61.0%.
General and administrative
DataLogiq general and administrative expenses were $3,806,844 for the nine months ended September 30, 2023 compared to $8,993,645 for the same period in 2022, a decrease of $5,186,801 or 57.7%.
Sales and marketing
DataLogiq sales and marketing expenses include those expenses required to support our sales efforts and includes sales commissions and consultants. Sales and marketing expenses were $60,000 for the nine months ended September 30, 2023 compared to $1,261,029 for the same period in 2022, a decrease of $1,201,029 or 95.2%.
Research and development
DataLogiq research and development expenses were $nil for the nine months ended September 30, 2023 compared to $230,678 for the same period in 2022.

34

(
Loss) from Operations
DataLogiq’s loss from operations was ($4,159,219) for the nine months ended September 30, 2023 compared to ($10,132,275) for the same period in 2022.
Other Income/(Expenses)
For the nine months ended September 30, 2023, DataLogiq other expenses was $132,063 compared to other income was $2,563 for the same period in 2022.
Liquidity and Capital Resources
During the nine months ended September 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our DataLogiq platform, (ii) existing cash, and (iii) proceeds from third-party financings.
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months
	September 30,
	2023	2022
Cash flows:
Net cash (used in) operating activities	$(18,931,230)	$(10,977,411)
Net cash provided (used in) by investment activities	$(482,420)	$7,209,381
Net cash (used in) provided by financing activities	$19,334,297	$2,570,043
Operating Activities
During the nine months ended September 30, 2023, (loss) from operations used ($18,931,230), compared to ($10,977,411) for the nine months ended September 30, 2022. Our net (loss) for the nine months ended September 30, 2023 decreased to ($19,948,158) and ($18,136,164) respectively compared to the same period last year. Depreciation and amortization decreased to $1,529,333 and $3,083,536 respectively compared to the same period last year.
Investing Activities
During the nine months ended September 30, 2023, we used cash ($482,420) for investing activities compared to $7,209,381 during the nine months ended September 30, 2022.
Financing Activities
During the nine months ended September 30, 2023, we generated $19,334,297 from financing activities, compared to $2,570,043 for the nine months ended September 30, 2022, primarily from the proceeds from the sale of common stock.
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
35

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
36

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

As of the quarter ended September 30, 2023,
there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.
37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2023, a total of 74,260,794 shares of common stock with par value of $0.0001 per share were issued to various stockholders.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
There is no other information required to be disclosed under this item which was not previously disclosed.

38

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

Logiq, Inc.

Date: November 14, 2023	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	November 14, 2023
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	November 14, 2023
Lionel Choong	(Principal Accounting Officer)
40