Form 10-K/A
period 2022-12-31
LOGIQ, INC.
filed 2024-05-03
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
/
A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Logiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2023 (the “Original Form 10-K”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on
May

1
, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021. Subsequent to the filing of the Original Form 10-K, the Company determined that it had not properly value
d
intangible assets associated with the former wholly owned subsidiary of the Company, GoLogiq Inc., and improperly treated the reverse acquisition of CreateApp business on January 27, 2022 within the reporting of subsequent events.

1. Restatement of Financial Statements:

In connection
with
a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of its AppLogiq/CreateApp business to GoLogiq, Inc. (formerly Lovarra).  Management determined that   GoLogiq Inc. is the accounting acquirer in the AppLogiq/CreateApp business acquisition and the transaction was a reverse acquisition and GoLogiq Inc. (formerly Lovarra) ceased to be a shell company as a result of the CreateApp acquisition from the Company. In light of the above, GoLogiq Inc. is restating its financial statements as of and for the fiscal year ended December 31, 2022 and December 31, 2021.

The reason for the restatement by GoLogiq Inc. of its acquisition of AppLogiq/CreateApp by Lovarra from that of a reverse merger to that of a capital transaction is that Lovarra does not meet the definition of a business under ASC 805.  Under ASC 805, a business consists of inputs and processes applied to those inputs that have the ability to create outputs.  Although businesses usually have outputs, outputs are not required for an integrated set to qualify as a business.  In the context of Lovarra and its previous SEC filings, Lovarra was disclosed as a going concern risk and was not producing any outputs nor generating business revenue and, therefore, does not meet the definition of a business. So in this situation, the merger of Gologiq (a private operating entity) into Lovarra (a nonoperating public shell corporation with nominal net assets) resulted in the owners of Gologiq (the private entity) gaining control over the combined entity after the transaction, and the shareholders of Lovarra (the former public shell corporation) continuing only as passive investors. Because the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, GoLogiq Inc will restate the transaction accordingly.

The Company consolidated the results and financial statements of Createapp biz segment in its consolidated financial statements for the fiscal year ended December 31, 2021 and is now reflecting the effects of the restatement by GoLogiq Inc. its financial statements fiscal year ended December 31, 2022 and its quarterly results for the quarters ended March 31, June 30 and Sep 30, 2023.  The Company is reversing its impairment loss for CreateApp in its December 31, 2022 financial statements.

2. Change in Accounting Treatment of Reverse Acquisition:

GoLogiq Inc, has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, GoLogiq Inc determined that prior year adjustments were necessary. GoLogiq Inc acquired substantially all the CreateApp assets from Logiq Inc in exchange for 26,350,756 of
GoLogiq Inc,
’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, comprising goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and reversal of the corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the consolidated financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year
-
end
financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2022 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, “Risk Factors,”
Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and
Part II, Item 8, “Financial Statements and Supplementary Data,”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

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

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looki ng
statements. Furthermore, among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in this Annual Report and elsewhere in this document and in our other filings with the SEC.

USE OF TERMS

Except as otherwise indicated by the context, all references in this Annual Report to:

•	“Logiq,” “Company,” “we,” or “our,” unless the context otherwise requires, are to Logiq, Inc. and all its subsidiaries that may exist from time to time;

•	“SEC” is to the United States Securities and Exchange Commission;

•	“Securities Act” is to the Securities Act of 1933, as amended;

•	“Exchange Act” is to the Securities Exchange Act of 1934, as amended; and

•	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.
•	“ GoLogiq Inc” (formerly known as Lovarra Inc), a related company, accounting acquirer of the AppLogiq/CreateApp business from the Company.

ii

PART I

Item 1. Business

Corporate Information

Logiq, Inc., formerly known as Weyland Tech, In
c
., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City and Minneapolis. The Company’s common stock is quoted on the OTCQX under the symbol “LGIQ”, and the NEO Exchange in Canada under the same symbol.

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

Item 1A. Risk Factors

Except for the New Risk Factors and the Updated Risk Factors included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K. All risk factors, however, should be considered in the context of the New Risk Factor and the Updated Risk Factors.

New Risk Factor

Due to material weaknesses in our internal control over financial reporting related to impairment of intangible assets associated with CreateApp business and treatment of the reverse acquisition by GoLogiq Inc. on January 27, 2022 within the reporting of subsequent events, we are restating our previously issued consolidated financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 which subjects us to certain risks below.

Our financial statements contained in this annual report have been audited by,
Centurion ZD CPA & Co. (“Centurion”)
, an independent registered public accounting firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB,” and operating in Hong Kong, and is currently subject to PCAOB rules regarding periodical inspection. However, our securities may be prohibited from trading on a national exchange or over-the-counter under the Holding Foreign Companies Accountable Act, or the HFCA Act, if the PCAOB is unable to inspect our auditor for two consecutive years, resulting in an exchange determining to delist our securities.  On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amending the HFCA Act and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the delisting of our Company and the prohibition of trading in our securities if the PCAOB is unable to inspect our accounting firm at any future time. On August 26, 2022, the China Securities Regulatory Commission (the “CSRC”), the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”) governing inspections and investigations of audit firms based in China and Hong Kong (together, the “People’s Republic of China” or the “PRC”) , taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Recent joint statement by the SEC and Public Company Accounting Oversight Board and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with non-U.S. auditors who are not inspected by the PCAOB.”

Recent joint statement by the SEC and Public Company Accounting Oversight Board and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our continued listing or future offerings of our securities in the U.S.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Companies Accountable Act.

On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, the Consolidated Appropriations Act 2023 was signed into law, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two years.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of the financial statements of those companies who have China-based auditors.

On August 26, 2022, the CSRC, the MOF, and the PCAOB signed the “Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

Our auditor,
Centurion ZD CPA & Co
, is registered with the PCAOB and operating in Hong Kong, and is currently subject to PCAOB rules regarding periodical inspection. On December 16, 2021, the PCAOB issued its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong and included in the report of its determination a list of the accounting firms that are headquartered in the PRC or Hong Kong.

On May 4, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its Annual Report on Form 10-K containing audited financial statements for the fiscal year ended December 31, 2021 with an audit report by Centurion. Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority’s position in the foreign jurisdiction. The inability of the PCAOB to inspect or investigate our auditor subjected the company to restrictions under the HFCAA, including the risk of having the Company’s shares subject to a trading prohibition.

However, in August 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

However, if in the future the PRC adopts positions at any time in the future that would prevent the PCAOB from continuing to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong, or if.

the laws of the United States change, it is possible that such changes could make our current auditor arrangement inadequate. In addition, while we currently do not conduct business in the PRC, the recent developments would add uncertainties to any potential business in the PRC and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us should we conduct any operations in the PRC in the future

Updated Risk Factors

If we are unable to develop and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, it could have a material adverse effect on our business.

We are required to provide a quarterly management certification and an annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2022, we disclosed the following material weaknesses that have not yet been remediated: (1) we currently lack a functioning audit committee and lack a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we currently have inadequate segregation of duties consistent with control objectives; (3) we have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) we have ineffective controls over period end financial disclosure and reporting processes; (5) we have ineffective controls over timely impairments of intangible assets; and (6) we lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

We cannot assure that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, may result in additional material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition and results of operations and subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable market or exchange listing rules.

There could also be a negative reaction in the financial markets due to a loss of investor confidence in our Company and the reliability of our financial statements, particularly in light of the restatement of the accompanying consolidated financial statements. Confidence in the reliability of our financial statements could also suffer if we are unable to remediate our existing material weaknesses or report additional material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been updated to reflect the restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
, in the Notes to Consolidated Financial Statements of this Form 10-K/A.

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

Results of Operations for the fiscal years ended December 31, 2022 and 2021
, Restated

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

Consolidated Results of Operations

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$25,711,991	100.0%	$37,346,859	100.0%	$(11,634,868)	(31.2)%
Cost of revenues (service)	19,776,533	76.9	26,290,203	70.4	(6,513,670)	(24.8)
Gross profit	5,935,458	23.1	11,056,656	29.6	(5,121,198)	(46.3)

Depreciation and amortization	10,996,628	42.8	3,782,136	10.1	7,214,492	190.8
General and administrative	17,158,766	66.7	18,166,721	48.6	(1,007,955)	(5.5)
Sales and marketing	1,235,233	4.8	2,296,483	6.1	(1,061,250)	(46.2)
Research and development	6,004,248	23.4	7,400,732	19.8	(1,396,484)	(18.9)
Total operating expenses	35,394,875	137.7	31,646,072	84.7	3,748,803	11.8
(Loss) from operations	(29,459,417)	(114.6)	(20,589,416)	(55.1)	(8,870,001)	43.1

Other (Expenses)/Income, net	(3,592)	(0.01)	474,510	1.27	(478,102)	(100.8)
Net (Loss) before income tax	(29,463,009)	(114.6)	(20,114,906)	(53.9)	(9,348,103)	46.5
Income tax (expense)	-	-	(11,881)	(0.0)	11,881	(100.0)
Net (Loss)	(29,463,009)	(114.6)	(20,126,787)	(53.9)	(9,336,222)	46.4

Logiq (Delaware) including AppLogiq results of operations, prior to the Spin off

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$-	-%	$14,340,379	100.0%	$(14,340,379)	(100.0)%
Cost of revenues (service)	-	-	9,787,285	68.2	(9,787,285)	(100.0)
Gross profit	-	-	4,553,094	31.8	(4,553,094)	(100.0)

Depreciation and amortization	125,133	-	125,133	0.9	-	-
General and administrative	6,913,719	-	9,234,094	64.4	(2,320,375)	(25.1)
Sales and marketing	25,000	-	122,300	0.9	(97,300)	(79.6)
Impairment loss	-	-	-	-	-	-
Research and development	2,887,525	-	6,718,168	46.8	(3,830,643)	(57.0)
Total operating expenses	9,951,377	-	16,199,695	113.0	(6,248,318)	(38.6)
(Loss) from operations	(9,951,377)	-	(11,646,601)	(81.2)	1,695,224	(14.6)

Other (Expenses)/Income, net	-	-	(76,937)	(0.5)	76,937	-
Net (Loss) before income tax	(9,951,377)	-	(11,723,538)	(81.8)	1,772,161	(15.1)
Income tax (expense)	-	-	(11,881)	(0.1)	11,881	(100.0)
Net (Loss)	(9,951,377)	-	(11,735,419)	(81.8)	1,784,042	(15.2)

GoLogiq including CreateApp results of operations, post Spin off

	For the fiscal years ended
	December 31, 2022		December 31, 2021		Change
Revenue (service)	$5,454,119	100.0%	$-	100.0%	$5,454,119	100.0%
Cost of revenues (service)	3,382,954	62.0	-	-	3,382,954	100.0
Gross profit	2,071,165	38.0	-	-	2,071,165	100.0

Depreciation and amortization	-	-	-	-	-	-
General and administrative	3,503,764	64.2	-	-	3,503,764	100.0
Sales and marketing	5,000	0.1	-	-	5,000	100.0
Research and development	3,116,723	57.1	-	-	3,116,723	100.0
Total operating expenses	6,625,487	121.5	-	-	6,625,487	100.0
(Loss) from operations	(4,554,322)	(83.5)	-	-	(4,554,322)	100.0

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(4,554,322)	(83.5)	-	-	(4,554,322)	100.0
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(4,554,322)	(83.5)	-	-	(4,554,322)	100.0
32

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

Consolidated (Loss) from operations

The Company posted a loss from operations of $(29,459,417) and $(20,589,416) for the twelve months ended December 31, 2022 and 2021, respectively.

The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform as further described below.

Consolidated Net (loss)/profit before income tax

The Company posted a net loss before income tax $(29,463,009) and $(20,126,787) for the twelve months ended December 31, 2022 and 2021, respectively.

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

Consolidated Net (loss) income

The Company posted a net loss $(29,463,009) and $(20,126,787) for the twelve months ended December 31, 2022 and 2021, respectively.

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

We know of no trends or demands reasonably likely to affect liquidity other than those listed as Risk Factors.

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
Cash flows:	2022	2021
Net cash (used in) operating activities	$(15,724,321)	$(16,855,183)
Net cash (used in) provided by investment activities	$7,209,381	$(933,682)
Net cash provided by financing activities	$7,400,881	$15,885,352

Operating Activities

During the year ended December 31, 2022, loss from operations used $(29,463,009), compared to $(20,126,787) for the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

LOGIQ, INC.

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Logiq, Inc. (the “Company”) as of De
c
ember 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2022 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.

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

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq Inc. (continued)

Critical Audit Matter (continued)

Impairment of Goodwill and Long-Lived Assets – Refer to Notes 2, 3 and 5 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $5.6 million and $7.1 million respectively as of December 31, 2022. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 3 and 5 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2022.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong
May 5, 2023, except for Note 2, as to which the date is May 3 , 2024

We have served as the Company’s auditor since 2012

PCAOB ID # 2769

LOGIQ, INC.

Restated
Consolidated Balance Sheets

	December 31	December 31
	2022	2021
	(Audited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	7,119,111	14,797,196
Property and equipment, net	85,430	153,973
Goodwill	5,577,926	5,577,926
Total non-current assets	12,782,467	20,529,095

Current assets
Amount due from associate	-	7,208,700
Accounts receivable	1,649,632	3,966,086
Right to use assets - operating lease	58,122	91,571
Prepayment, deposit and other receivables	221,591	804,011
Financial assets held for resale	-	681
Restricted cash	-	22,513
Cash and cash equivalents	472,206	1,563,752
Total current assets	2,401,551	13,657,314
Total assets	$15,184,018	$34,186,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,073,315	2,293,858
Accruals	2,169,893	1,804,131
Deferred revenue	-	10,500
Lease liability - operating lease	16,589	91,571
Deposits received for share to be issued	260,220	401,028
Total current liabilities	7,520,017	4,601,088

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$7,530,017	$4,611,088

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,118,520 and 26,350,756 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5,512	2,635
Additional paid-in capital	94,829,417	82,473,004
Capital reserves	24,532,194	29,349,795
Accumulated deficit brought forward	(111,713,122)	(82,250,113)
Total stockholder’s equity	7,654,001	29,575,321
Total liabilities and stockholders’ equity	$15,184,018	$34,186,409

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Restated
Consolidated Statements of Operations

	For the year ended December 31,
	2022	2021
	(Audited)	(Audited)
Service Revenue	$25,711,991	$37,346,859
Cost of Service	19,776,533	26,290,203
Gross Profit	5,935,458	11,056,656

Operating Expenses
Depreciation and amortization	10,996,628	3,782,136
General and administrative	17,158,766	18,166,721
Sales and marketing	1,235,233	2,296,483
Research and development	6,004,248	7,400,732
Total Operating Expenses	35,394,875	31,646,072

(Loss) from Operations	(29,459,417)	(20,589,416)

Other (Expenses)/Income, net	(3,592)	474,510

Net (Loss) before income tax	(29,463,009)	(20,114,906)
Income tax (Corporate tax)	-	(11,881)
Net (Loss)	$(29,463,009)	$(20,126,787)

Net (Loss) profit per common share - basic and fully diluted:	(0.8352)	(0.9499)

Weighted average number of basic and fully diluted common shares outstanding	35,277,343	21,187,556

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021
	(Audited)	(Audited)
OPERATING ACTIVITIES:
Net loss	$(29,463,009)	$(20,126,787)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	68,543	52,824
Amortization of intangible assets	10,928,085	3,729,313
PPP Loan forgiveness	-	(507,068)
Changes in operating assets and liabilities:
Accounts receivable	2,316,454	(1,347,592)
Intangible assets	(3,250,000)	-
Prepayments, deposit and other receivables	582,420	(597,569)
Accounts payable	2,779,457	1,284,654
Accruals	365,762	693,399
Operating lease	(41,533)	-
Deferred revenue	(10,500)	(36,357)
Net cash used in operating activities	(15,724,321)	(16,855,183)

INVESTING ACTIVITIES:
Amount due from associate	7,208,700	(1,535,000)
Financial assets held for resale	681	593,582
Net restricted cash acquired in acquisitions	-	7,736
Net cash provided by (used in) investing activities	7,209,381	(933,682)

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(140,808)	401,028
Proceeds from stock issuance, net of expenses	7,541,689	11,573,540
Proceeds from stock issuance from IPO, net of expenses	-	3,910,784
Net cash provided by financing activities	7,400,881	15,885,352

DECREASE IN CASH AND CASH EQUIVALENTS	(1,114,059)	(1,903,513)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,586,265	3,489,778

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$472,206	$1,586,265

NON-CASH TRANSACTION
Issuance of shares for services received	$10,840,852	$3,534,545

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ, INC.

Consolidated Statements of Stockholders’ Equity

Restated
For the Years Ended December 31, 2022 and 2021

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2020	15,557,439	$1,556	$66,739,895	$19,285,383	$(62,123,326)	$23,903,508
Issuance of Shares for proceeds	5,675,343	568	9,287,284	-	-	9,287,852
Issuance of Shares for acquisitions	1,032,056	103	-	10,064,412	-	10,064,515
Cancelation of shares	(90,000)	(9)	-	-	-	(9)
Issuance of shares for services	2,313,941	231	3,534,825	-	-	3,535,056
Issuance of shares for convertible note	1,861,977	186	2,911,000	-	-	2,911,186
Net loss for the period	-	-	-	-	(20,126,787)	(20,126,787)
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	28,900,090	2,890	12,356,413	(4,817,601)	-	7,541,702
Cancellation of shares for proceeds	(132,326)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(29,463,009)	(29,463,009)
Balance December 31, 2022	55,118,520	5,512	94,829,417	24,532,194	(111,713,122)	7,654,001

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

Logiq, Inc.

DECEMBER 31, 2022 AND 2021
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restated

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of December 31, 2022 , Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the fiscal years ended December 31, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2023 (the “Original Form 10-K”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets. See Note 5,
Restatement of Previously Issued Consolidated Financial Statements.

1. Restatement of Financial Statements:

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor Centurion, management reassessed the accounting treatment of the spin-off of its AppLogiq/CreateApp business to GoLogiq, Inc. (formerly Lovarra).  Management determined that   GoLogiq Inc. is the accounting acquirer in the AppLogiq/CreateApp business acquisition and the transaction was a reverse acquisition and GoLogiq Inc. (formerly Lovarra) ceased to be a shell company as a result of the CreateApp acquisition from the Company. In light of the above, GoLogiq Inc. is restating its financial statements as of and for the fiscal year ended December 31, 2022 and December 31, 2021.

The reason for the restatement by GoLogiq Inc
.
of its acquisition of AppLogiq/CreateApp by Lovarra from that of a reverse merger to that of a capital transaction is that Lovarra does not meet the definition of a business under ASC 805.  Under ASC 805, a business consists of inputs and processes applied to those inputs that have the ability to create outputs.  Although businesses usually have outputs, outputs are not required for an integrated set to qualify as a business.  In the context of Lovarra and its previous SEC filings, Lovarra was disclosed as a going concern risk and was not producing any outputs nor generating business revenue and, therefore, does not meet the definition of a business. So in this situation, the merger of Gologiq (a private operating entity) into Lovarra (a nonoperating public shell corporation with nominal net assets) resulted in the owners of Gologiq (the private entity) gaining control over the combined entity after the transaction, and the shareholders of Lovarra (the former public shell corporation) continuing only as passive investors. Because the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, GoLogiq Inc will restate the transaction accordingly.

The Company consolidated the results and financial statements of Createapp biz segment in its consolidated financial statements for the fiscal year ended December 31,
2021
and is now reflecting the effects of the restatement by GoLogiq Inc
.
its financial statements fiscal year ended December 31, 2022 and its quarterly results for the quarters ended March 31, June 30 and Sep 30, 2023.  The Company is reversing its impairment loss for CreateApp in its December 31, 2022 financial statements.

2. Change in Accounting Treatment of Reverse Acquisition:

GoLogiq Inc, has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the GoLogiq Inc  determined that prior year adjustments were necessary. GoLogiq Inc acquired substantially all the CreateApp assets from Logiq Inc in exchange for
26,350,756

of
GoLogiq Inc
’s common shares at a price per share of $
1.195411

(par value $
0.001
). The fair value of the common shares at the close of the transaction was $
31,500,000
, as determined by a valuation of the business
,
on
the acquisition date, comprising goodwill of $
7,500,000

and intangible assets of $
24,000,000

were recorded.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and reversal of the corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the consolidated financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2022 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022. The previously reported amounts reflect those included in the Original Filing of our Annual Report on Form 10-K as of and for the years ended December 31, 2022 filed with the SEC on May 8, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

Logiq, Inc.
Consolidated Balance Sheets

	Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated

ASSETS
Intangible assets, net	7,119,111	-	7,119,111
Property and equipment, net	85,430	-	85,430
Goodwill	5,577,926	-	5,577,926
Total non-current assets	12,782,467	-	12,782,467

Current assets
Accounts receivable	1,649,632	-	1,649,632
Right to use assets-operating lease	58,122	-	58,122
Prepayment, deposit and other receivables	221,591	-	221,591
Cash and cash equivalents	472,206	-	472,206
Total current assets	2,401,551	-	2,401,551

Total assets	15,184,018	-	15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	5,073,315	-	5,073,315
Accruals	2,169,893	-	2,169,893
Lease liability - operati n g lease	16,589	-	16,589
Deposits received for share to be issued	260,220	-	260,220
Total current liabilities	7,520,017	-	7,520,017

Non-Current Liabilities
Other loan	10,000	-	10,000
Total non-current liabilities	10,000	-	10,000

Total Liabilities	7,530,017	-	7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,118,520 and 26,350,756 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5,512	-	5,512
Additional paid-in capital	94,829,417	-	94,829,417
Capital reserves	44,232,194	(19,700,000)	24,532,194
Accumulated deficit brought forward	(131,413,122)	19,700,000	(111,713,122)
Total stockholders' equity	7,654,001	-	7,654,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,184,018	-	15,184,018

Logiq, Inc.
Consolidated Statements of Operations

	Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated

Service Revenue	25,711,991	-	25,711,991
Cost of Service	19,776,533	-	19,776,533
Gross Profit	5,935,458	-	5,935,458

Operating Expenses
Depreciation and amortization	10,996,628	-	10,996,628
General and administrative	17,158,766	-	17,158,766
Sales and marketing	1,235,233	-	1,235,233
Impairment loss	19,700,000	(19,700,000)	-
Research and development	6,004,248	-	6,004,248
Total Operating Expenses	55,094,875	(19,700,000)	35,394,875

(Loss) from Operations	(49,159,417)	19,700,000	(29,459,417)

Other (Expenses)/Income, net	(3,592)	-	(3,592)

Net (Loss) before income tax	(49,163,009)	-	(29,463,009)
Income tax (Corporate tax)	-	-	-
Net (Loss)	(49,163,009)	-	(29,463,009)

(Loss) from Operations	(1.3936)	-	(0.8352)

Weighted average number of basic and fully diluted common shares outstanding	35,277,343	-	35,277,343

Logiq, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES
Net loss	(49,163,009)	19,700,000	(29,463,009)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	68,543	-	68,543
Amortization of intangible assets	10,928,085	-	10,928,085
Changes in operating assets and liabilities:
Accounts receivable	2,316,454	-	2,316,454
Intangible assets	(3,250,000)	-	(3,250,000)
Prepayments, deposit and other receivables	582,420	-	582,420
Accounts payable	2,779,457	-	2,779,457
Accruals	365,762	-	365,762
Operating lease	(41,533)	-	(41,533)
Impairment loss	19,700,000	(19,700,000)	-
Deferred revenue	(10,500)	-	(10,500)
Net cash used in operating activities	(15,724,321)	-	(15,724,321)

INVESTING ACTIVITIES:
Amount due from associate	7,208,700	-	7,208,700
Financial assets held for resale	681	-	681
Net restricted cash acquired in acquisitions	-	-	-
Net cash provided by (used in) investing activities	7,209,381	-	7,209,381

FINANCING ACTIVITIES
Proceeds from shares to be issued	(140,808)	-	(140,808)
Proceeds from stock issuance, net of expenses	7,541,689	-	7,541,689
Proceeds from stock issuance from IPO, net of expenses	-	-	-
Net cash provided by financing activities	7,400,881	-	7,400,881

DECREASE IN CASH AND CASH EQUIVALENTS	(1,114,059)	-	(1,114,059)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,586,265	-	1,586,265

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	472,206	-	472,206

NON-CASH TRANSACTION
Issuance of shares for services received	10,840,852	-	10,840,852

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

NOTE 3 – INTANGIBLE ASSETS, NET

As of December 31, 2022 and 2021, the Company has the following amounts related to intangible assets:

	CreateApp	DL Q	Total

Cost as of January 1, 2022	$1,885,330	$19,718,391	$21,603,721
Additions	$-	$3,250,000	$3,250,000
Cost as of December 31, 2022	$1,885,330	$22,968,391	$24,853,721

Amortization
Brought forward as of January 1, 2022	$1,396,398	$5,410,127	$6,806,525
Charge for the period	$125,133	$10,802,952	$10,928,085
Accumulated depreciation as of December 31, 2022	$1,521,531	$16,213,079	$17,734,610

Net intangible assets as of December 31, 2022	$363,799	$6,755,312	$7,119,111

Net intangible assets as of December 31, 2021	$488,932	$14,308,264	$14,797,196

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

NOTE 13 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2022 and 2021, respectively:

	For the fiscal years ended December 31,
	2022	2021
Numerator - basic and diluted
Net (Loss)	(29,463,009)	(20,126,787)

Denominator
Weighted average number of common shares outstanding - basic and diluted	35,277,343	21,187,556
(Loss) per common share - basic and diluted	(0.8352)	(0.9499)

The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

In 2020, through the Push acquisition, the Company was assigned an operating lease for approximately 30,348 square feet of office and warehouse space located in Minneapolis, Minnesota, at a rate of $367,200 per annum
. The terms of the lease acquired were to expire on December 31, 2021. On September 1, 2021, the operating lease was amended to reduce the square footage leased to 26,954 at a rate of $26,300 per month. On November 1, 2021, the operating lease was amended to further reduce the square footage leased to 12,422 at a rate of $17,500 per month to expire on December 31, 2022.

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

The following table presents the segment information for the years ended December 31, 2022 and 2021:

	For the fiscal years ended December 31,
	2022	2021
Logiq (Delaware) prior to Spin off of CreateApp
Segment operating income	$-	$14,340,379
Other corporate expenses, net	9,951,377	26,075,798
Total operating (loss) income	(9,951,377)	(11,735,419)

CreateApp post Spin off
Segment operating income	$5,454,119	$-
Other corporate expenses, net	10,008,441	-
Total operating (loss)	(4,554,322)	-

DLQ incl DATALogiq
Segment operating income	$20,257,872	$23,006,480
Other corporate expenses, net	35,215,182	31,397,848
Total operating (loss)	(14,957,310)	(8,391,368)

Consolidated
Segment operating income	$25,711,991	$37,346,859
Other corporate expenses, net	55,175,000	57,473,646
Total operating (loss)	(29,463,009)	(20,126,787)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues in 2022 and 2021.

NOTE 16 – GEOGRAPHICAL INFORMATION

	2022	%	2021	%	2020	%
Southeast Asia	$10,128,936	39.4	7,170,190	19.2	12,109,193	31.9
EU	5,064,468	19.7	3,585,095	9.6	5,570,000	14.7
South Korea	3,038,681	11.8	2,151,056	5.8	3,770,000	9.9
Africa	2,025,787	7.9	1,434,038	3.8	961,200	2.5
North America	5,454,119	21.2	23,006,480	61.6	15,500,000	40.9
Total revenue	$25,711,991	100.0	$37,346,859	100.0	$37,910,393	100.0

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

39

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

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. GoLogiq Inc (fka Lovarra Inc)
acquired substantially all the CreateApp assets from Logiq in exchange for
26,350,756

of the Company’s common shares at a price per share of $
1.195411

(par value $
0.001
). The fair value of the common shares at the close of the transaction was $
31,500,000
, as determined by a valuation of the business
,
on
the acquisition date, comprising goodwill of $
7,500,000

and intangible assets of $
24,000,000

were recorded.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s consolidated financial statements with reversed goodwill and intangible assets, and corresponding reversal of impairment loss on December 31, 2022

40

NOTE 18 – SUBSEQUENT EVENTS

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

41

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
” or
“
Merger
”); and (2) proposal to amend our certificate of incorporation, as amended, to effect, at the discretion of our board of directors, a reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split Authorization”), par value $0.0001 per share, such split to combine a number of outstanding shares of common stock at a ratio of not less than five (5) shares and not more than fifty (50) shares, into one share of common stock, such ratio to be determined by our board of directors at any time prior to twelve (12) months from the date of stockholder approval, without further approval or authorization of our stockholders.

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

42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the existence of the identified material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (1992 Framework) to evaluate the effectiveness of its internal control over financial reporting.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the COSO framework.  Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2022 was not effective as we did not maintain effective controls over the selection and application of U.S. Generally Accepted Accounting Principles (“GAAP”) related to classification of capital transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. These material weaknesses resulted in the restatement of our financial statements for the year ended December 31, 2022. Our management concluded that the Company’s previously issued financial statements for the year ended December 31, 2022 should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022 and concluded each was ineffective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In particular, management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

●
Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP, and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

Remediation Efforts to Address Significant Deficiencies

To remediate the weakness in our internal control, during the year of 2024, the Board has provided training to our finance personnel for the application of SEC regulations, and the preparation of financial statements and their related disclosures.

We also intend to take the following actions to address the material weaknesses described above:

●
Management will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations.  We expect to provide it to our staff throughout the year of 2024;

●
Management will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance.  The review of the processes and procedures shall be carried out during the year of 2024.

Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

On May 4, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its Annual Report on Form 10-K containing audited financial statements for the fiscal year ended December 31, 2021 with an audit report by Centurion ZD CPA & Co. (“Centurion”). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority’s position in the foreign jurisdiction.

The inability of the PCAOB to inspect or investigate our auditor subjected the company to restrictions under the HFCAA, including the risk of having the Company’s shares subject to a trading prohibition.

However, in August 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

As of the date of this report, GoLogiq, Inc. is not owned or controlled by a governmental entity in a foreign jurisdiction. We have no awareness or belief any governmental entity in a foreign jurisdiction owns shares of our capital stock. Similarly, no official from a governmental entity in a foreign jurisdiction serves as a board member or officer within our Company or its operating subsidiaries. Based on the absence of a Schedule 13D or 13G filing by any such governmental entity, the lack of material contracts with foreign governmental parties, and the absence of foreign government representation on our board of directors, we have determined that no governmental entity, including but not limited to, mainland China or Hong Kong has the power to direct or control our management, policies, or possess a controlling financial interest.

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

(1)	No longer currently a director of the company

Employment
Agreements, Termination and Change of Control Benefits

The Company entered into an independent contractor agreement with Lionel Choong on August 1, 2020. The agreement is for a term of two years and can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Choong is entitled to receive US$18,000 per month effective July 1, 2022 (previously US$ 12,000 per month) in consideration for the performance of the services provided. There are no payments required to be made to Mr. Choong by the Company upon a termination of the agreement or a change of control of the Company.

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

Logiq, Inc.

Date: May 3, 2024	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	May 3, 2024
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	May 3, 2024
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	May 3, 2024
Ross O’Brien

