Form 10-Q/A
period 2023-03-31
LOGIQ, INC.
filed 2024-05-03
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(
Amendment No.1)

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

EXPLANATORY NOTE

Logiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on
May 1
, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the three month ended March 31, 2023 and December 31, 2022. Subsequent to the filing of the Original Form 10-Q, the Company determined that it had not properly value intangible assets associated with the former wholly owned subsidiary of the Company, GoLogiq Inc., and improperly treated the reverse acquisition of CreateApp business on January 27, 2022 within the reporting of subsequent events.

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

2. Change in Accounting Treatment of Reverse Acquisition:

GoLogiq Inc has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, GoLogiq Inc determined that prior quarter adjustments were necessary. GoLogiq Inc acquired substantially all the CreateApp assets from Logiq Inc  in exchange for
26,350,756 of
GoLogiq Inc
’s common shares at a price per share of $
1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business
,
o
n
the acquisition date, comprising goodwill of $
7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and reversal of the corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the consolidated financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year ended
financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended March 31,2023 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Unaudited Consolidated Condensed Financial Statement,” and
Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statem en
ts.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets

Restated

	March 31	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	6,711,383	7,119,111
Property and equipment, net	73,789	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	12,363,098	12,782,467
Current assets
Accounts receivable	266,175	1,649,632
Right to use assets - operating lease	14,533	58,122
Prepayment, deposit and other receivables	270,260	221,591
Amount due from related party	597,385	-
Cash and cash equivalents	751,063	472,206
Total current assets	1,899,416	2,401,551
Total assets	$14,262,514	$15,184,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,892,589	5,073,315
Accruals	1,994,124	2,169,893
Lease liability - operating lease	4,150	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	4,890,863	7,520,017
Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$4,900,863	$7,530,017
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 74,397,046 and 55,118,520 shares issued and outstanding as of March 31, 2023 and December 31, 2022 , respectively	7,440	5,512
Additional paid-in capital	105,893,825	94,829,417
Capital reserves	27,622,008	24,532,194
Accumulated deficit brought forward	(124,161,622)	(111,713,122)
Total stockholder's equity	9,361,651	7,654,001
Total liabilities and stockholders' equity	$14,262,514	$15,184,018

The accompanying notes are an integral part of these financial statements

1

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

2

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
The accompanying notes are an integral part of these financial statements

3

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity

Restated

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166

The accompanying notes are an integral part of these financial statements

4

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
5

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

2. Change in Accounting Treatment of Reverse Acquisition:

GoLogiq Inc  has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, GoLogiq Inc determined that prior quarter adjustments were necessary. GoLogiq Inc acquired substantially all the CreateApp assets from Logiq Inc  in exchange for
26,350,756 of
GoLogiq Inc
’s common shares at a price per share of $
1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business
,
o
n
the acquisition date, comprising goodwill of $
7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

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

The following p
resen
ts a reconciliation of the impacted financial statement line items as filed to the restated amounts as of March 31, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended March 31, 2023 filed with the SEC on May 22, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp bu si
ness acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

Logiq, Inc.
Consolidated Balance Sheets

	As of March 31, 2023		Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS
Intangible assets, net	6,711,383	-	6,711,383	7,119,111	-	7,119,111
Property and equipment, net	73,789	-	73,789	85,430	-	85,430
Goodwill	5,577,926	-	5,577,926	5,577,926	-	5,577,926
Total non-current assets	12,363,098	-	12,363,098	12,782,467	-	12,782,467

Current assets
Accounts receivable	266,175	-	266,175	1,649,632	-	1,649,632
Right to use assets-operating lease	14,533	-	14,533	58,122	-	58,122
Prepayment, deposit and other receivables	270,260	-	270,260	221,591	-	221,591
Amount due from related party	597,385	-	597,385	-	-	-
Cash and cash equivalents	751,063	-	751,063	472,206	-	472,206
Total current assets	1,899,416	-	1,899,416	2,401,551	-	2,401,551

Total assets	14,262,514	-	14,262,514	15,184,018	-	15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,892,589	-	2,892,589	5,073,315	-	5,073,315
Accruals	1,994,124	-	1,994,124	2,169,893	-	2,169,893
Lease liability - operatig lease	4,150	-	4,150	16,589	-	16,589
Deposits received for share to be issued	-	-	-	260,220	-	260,220
Total current liabilities	4,890,863	-	4,890,863	7,520,017	-	7,520,017

Non-Current Liabilities
Other loan	10,000	-	10,000	10,000	-	10,000
Total non-current liabilities	10,000	-	10,000	10,000	-	10,000

Total Liabilities	4,900,863	-	4,900,863	7,530,017	-	7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 74,397,046 and 55,118,520 shares issued and outstanding as of March 31, 2023 and December 31, 2022 , respectively	7,440	-	7,440	5,512	-	5,512
Additional paid-in capital	105,893,825	-	105,893,825	94,829,417	-	94,829,417
Capital reserves	47,322,008	(19,700,000)	27,622,008	44,232,194	(19,700,000)	24,532,194
Accumulated deficit brought forward	(143,861,622)	19,700,000	(124,161,622)	(131,413,122)	19,700,000	(111,713,122)
Total stockholders' equity	9,361,651	-	9,361,651	7,654,001	-	7,654,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	14,262,514	-	14,262,514	15,184,018	-	15,184,018

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
consolidation since Q
1
2023
. Material intercompany balances and transactions have been eliminated on consolidation.

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

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior quarter adjustments were necessary. GoLogiq Inc acquired substantially all the CreateApp assets from Logiq Inc in exchange for
26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business
,
o
n
the acquisition date, comprising goodwill of $
7,500,000 and intangible assets of $24,000,000 were recorded.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022
.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information has been updated to reflect the restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
, in the Notes to Consolidated Financial Statements of this Form 10-Q/A.

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

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months March 31,
Cash flows:	2023	2022
Net cash (used in) operating activities	$(13,019,688)	$(1,855,740)
Net cash (used in) provided by investment activities	$597,385	$(7,209,381)
Net cash (used in) provided by financing activities	$13,895,930	$(3,168,559)
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

