Form 10-Q/A
period 2023-06-30
LOGIQ, INC.
filed 2024-05-03
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
/A
(Amendment No.1)

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

EXPLANATORY NOTE

Logiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on
May 1
, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the six month ended June 30, 2023 and Decemb
er 31, 2022
. Subsequent to the filing of the Original Form 10-Q, the Company determined that it had not
properly value intangible assets associated with the
former
wholly owned subsidiary of the Company,
Go
Logiq Inc., and improperly treated the reverse acquisition of CreateApp business on January 27, 2022 within the reporting of subsequent events.

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
in exchange for
26,350,756

of t
GoLogiq Inc
’s common shares at a price per share of $
1.195411

(par value $
0.001
). The fair value of the common shares at the close of the transaction was $
31,500,000
, as determined by a valuation of the business
,
on
the acquisition date, goodwill of $
7,500,000

and intangible assets of $
24,000,000

were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

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
Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements
.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets
Re
stated

	June 30	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	6,301,108	7,119,111
Property and equipment, net	63,420	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	11,942,454	12,782,467

Current assets
Accounts receivable	837,461	1,649,632
Right to use assets - operating lease	-	58,122
Prepayment, deposit and other receivables	282,244	221,591
Amount due from related party	483,921	-
Cash and cash equivalents	489,202	472,206
Total current assets	2,092,828	2,401,551
Total assets	$14,035,282	$15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,144,656	5,073,315
Accruals	2,254,751	2,169,893
Lease liability - operating lease	-	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	5,399,407	7,520,017

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$5,409,407	$7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 95,848,214 and 55,118,520 shares issued and outstanding as of June 30, 2023 and December 31, 2022 , respectively	9,585	5,512
Additional paid-in capital	108,204,431	94,829,417
Capital reserves	28,138,696	24,532,194
Accumulated deficit brought forward	(127,726,837)	(111,713,122)
Total stockholder's equity	8,625,875	7,654,001
Total liabilities and stockholders' equity	$14,035,282	$15,184,018

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$4,860,561	$4,949,976	$8,398,088	$13,055,360
Cost of Service	4,330,655	3,130,360	7,582,899	9,031,083
Gross Profit	529,906	1,819,616	815,189	4,024,277

Operating Expenses
Depreciation and amortization	420,644	1,030,930	840,013	2,061,860
General and administrative	3,523,857	5,637,766	15,688,504	9,238,763
Sales and marketing	104,715	572,085	214,715	871,401
Research and development	-	1,039,094	-	2,296,178
Total Operating Expenses	4,049,216	8,279,875	16,743,232	14,468,202

(Loss) from Operations	(3,519,310)	(6,460,259)	(15,928,043)	(10,443,925)

Other (Expenses)/Income, net	(45,905)	(582)	(85,672)	2,560

Net (Loss) before income tax	(3,565,215)	(6,460,841)	(16,013,715)	(10,441,365)
Income tax (Corporate tax)	-		-	-
Net (Loss)	$(3,565,215)	$(6,460,841)	$(16,013,715)	$(10,441,365)

Net (Loss) profit per common share - basic and fully diluted:	(0.0399)	(0.1981)	(0.2050)	(0.3538)

Weighted average number of basic and fully diluted common shares outstanding	89,352,752	32,620,160	78,099,797	29,511,254

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

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity
Restated

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	28,138,696	(127,726,837)	8,625,875

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166
Issuance of shares for proceeds	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancellation of shares for proceeds	(6)	-	-	-	-	-
Net loss for the period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30, 2022	33,401,334	3,340	85,768,372	25,010,514	(92,691,478)	18,090,748

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
GoLogiq Inc
acquired substantially all the CreateApp assets from Logiq Inc in exchange for
26,350,756

of t
GoLogiq Inc
’s common shares at a price per share of $
1.195411

(par value $
0.001
). The fair value of the common shares at the close of the transaction was $
31,500,000
, as determined by a valuation of the business
,
on
the acquisition date, goodwill of $
7,500,000

and intangible assets of $
24,000,000

were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the consolidated financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected financial statements. The re-audit was performed in accordance with U.S. GAAP.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of June 30, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended June 30, 2023 filed with the SEC on August 21, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

Logiq, Inc.
Consolidated Balance Sheets

	As of Jun 30, 2023			Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated
ASSETS
Intangible assets, net	6,301,108	-	6,301,108	7,119,111	-	7,119,111
Property and equipment, net	63,420	-	63,420	85,430	-	85,430
Goodwill	5,577,926	-	5,577,926	5,577,926	-	5,577,926
Total non-current assets	11,942,454	-	11,942,454	12,782,467	-	12,782,467
Current assets
Accounts receivable	837,461	-	837,461	1,649,632	-	1,649,632
Right to use assets-operating lease	-	-	-	58,122	-	58,122
Prepayment, deposit and other receivables	282,244	-	282,244	221,591	-	221,591
Amount due from related party	483,921	-	483,921	-	-	-
Cash and cash equivalents	489,202	-	489,202	472,206	-	472,206
Total current assets	2,092,828	-	2,092,828	2,401,551	-	2,401,551
Total assets	14,035,282	-	14,035,282	15,184,018	-	15,184,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,144,656	-	3,144,656	5,073,315	-	5,073,315
Accruals	2,254,751	-	2,254,751	2,169,893	-	2,169,893
Lease liability - operatig lease	-	-	-	16,589	-	16,589
Deposits received for share to be issued	-	-	-	260,220	-	260,220
Total current liabilities	5,399,407	-	5,399,407	7,520,017	-	7,520,017
Non-Current Liabilities
Other loan	10,000	-	10,000	10,000	-	10,000
Total non-current liabilities	10,000	-	10,000	10,000	-	10,000
Total Liabilities	5,409,407	-	5,409,407	7,530,017	-	7,530,017
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 95,848,214 and 55,118,520 shares issued and outstanding as of June 30, 2023 and December 31, 2022 , respectively	9,585	-	9,585	5,512	-	5,512
Additional paid-in capital	108,204,431	-	108,204,431	94,829,417	-	94,829,417
Capital reserves	47,838,696	(19,700,000)	28,138,696	44,232,194	(19,700,000)	24,532,194
Accumulated deficit brought forward	(147,426,837)	19,700,000	(127,726,837)	(131,413,122)	19,700,000	(111,713,122)
Total stockholders' equity	8,625,875	-	8,625,875	7,654,001	-	7,654,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	14,035,282	-	14,035,282	15,184,018	-	15,184,018

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

The following table presents the segment information for the three months and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	2,534,824	1,764,522	13,424,199	1,507,992
Total operating (loss) income	(2,534,824)	(1,764,522)	(13,424,199)	(1,507,992)

Gologiq incl CreateApp post Spin off
Segment operating income	$-	$1,633,375	$-	$4,942,392
Other corporate expenses, net	-	2,280,192	-	6,979,832
Total operating (loss)	-	(646,817)	-	(2,037,440)

DLQ incl DATALogiq
Segment operating income	$4,860,561	$3,316,601	$8,398,088	$8,112,968
Other corporate expenses, net	5,890,952	7,366,103	10,980,691	15,008,901
Total operating (loss)	(1,030,391)	(4,049,502)	(2,582,603)	(6,895,933)

Consolidated
Segment operating income	$4,860,561	$4,949,976	$8,398,088	$13,055,360
Other corporate expenses, net	8,425,776	11,410,817	24,411,803	23,496,725
Total operating (loss)	(3,565,215)	(6,460,841)	(16,013,715)	(10,441,365)

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

Depreciation and amortization

DataLogiq depreciation and amortization expenses were $389,361 for the three months ended June 30, 2023 compared to $999,647 for the same period in 2022, a decrease of $610,286 or 61.1%.

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

Consolidated Results of Operations

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$8,398,088	100.0%	$13,055,360	100.0%	$(4,657,272)	(35.7)%
Cost of revenues (service)	7,582,899	90.3	9,031,083	69.2	(1,448,184)	(16.0)
Gross profit	815,189	9.7	4,024,277	30.8	(3,209,088)	(79.7)

Depreciation and amortization	840,013	10.0	2,061,860	15.8	(1,221,847)	(59.3)
General and administrative	15,688,504	186.8	9,238,763	70.8	6,449,741	69.8
Sales and marketing	214,715	2.6	871,401	6.7	(656,686)	(75.4)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,296,178	17.6	(2,296,178)	(100.0)
Total operating expenses	16,743,232	199.4	14,468,202	110.8	2,275,030	15.7
(Loss) from operations	(15,928,043)	(189.7)	(10,443,925)	(80.0)	(5,484,118)	52.5

Other (Expenses)/Income, net	(85,672)	(1.0)	2,560	0.02	(88,232)	(3,446.6)
Net (Loss) before income tax	(16,013,715)	(190.7)	(10,441,365)	(80.0)	(5,572,350)	53.4
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(16,013,715)	(190.7)	(10,441,365)	(80.0)	(5,572,350)	53.4

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	62,566	-	-	-	62,566	100.0
General and administrative	13,206,918	-	1,507,992	-	11,698,926	775.8
Sales and marketing	154,715	-	-	-	154,715	100.0
Impairment loss	-		-	-	-	-
Research and development	-	-	-	-	-	-
Total operating expenses	13,424,199	-	1,507,992	-	11,916,207	790.2
(Loss) from operations	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(13,424,199)	-	(1,507,992)	-	(11,916,207)	790.2

GoLogiq including CreateApp results of operations, post Spin off

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$-	-%	$4,942,392	100.0%	$(4,942,392)	(100.0)%
Cost of revenues (service)	-	-	3,108,413	62.9	(3,108,413)	(100.0)
Gross profit	-	-	1,833,979	37.1	(1,833,979)	(100.0)

Depreciation and amortization	-	-	62,567	1.3	(62,567)	(100.0)
General and administrative	-	-	1,738,352	35.2	(1,738,352)	(100.0)
Sales and marketing	-	-	5,000	0.1	(5,000)	(100.0)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	2,065,500	41.8	(2,065,500)	(100.0)
Total operating expenses	-	-	3,871,419	78.3	(3,871,419)	(100.0)
(Loss) from operations	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(2,037,440)	(41.2)	2,037,440	(100.0)

DLQ including DataLogiq results of operations

	For the six months ended
	June 30, 2023		June 30, 2022		Change
Revenue (service)	$8,398,088	100.0%	$8,112,968	100.0%	$285,120	3.5%
Cost of revenues (service)	7,582,899	90.3	5,922,670	73.0	1,660,229	28.0
Gross profit	815,189	9.7	2,190,298	27.0	(1,375,109)	(62.8)

Depreciation and amortization	777,447	9.3	1,999,293	24.6	(1,221,846)	(61.1)
General and administrative	2,481,586	29.5	5,992,419	73.9	(3,510,833)	(58.6)
Sales and marketing	60,000	0.7	866,401	10.7	(806,401)	(93.1)
Impairment loss	-	-	-	-	-	-
Research and development	-	-	230,678	2.8	(230,678)	(100.0)
Total operating expenses	3,319,033	39.5	9,088,791	112.0	(5,769,758)	(63.5)
(Loss) from operations	(2,503,844)	(29.8)	(6,898,493)	(85.0)	4,394,649	(63.7)

Other (Expenses)/Income, net	(85,672)	(1.02)	2,560	0.03	(88,232)	(3,446.6)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(2,589,516)	(30.8)	(6,895,933)	(85.0)	4,306,417	(62.4)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(2,589,516)	(30.8)	(6,895,933)	(85.0)	4,306,417	(62.4)

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

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months June 30,
Cash flows:	2023	2022
Net cash (used in) operating activities	$(16,224,452)	$(7,023,953)
Net cash (used in) investment activities	$(483,921)	$(7,209,381)
Net cash (used in) financing activities	$(16,725,369)	$(1,355,304)

Operating Activities

During the six months ended June 30, 2023, (loss) from operations used ($16,224,452), compared to ($7,023,953) for the six months ended June 30, 2022. Our net (loss) for the six months ended June 30, 2023 decreased to ($16,013,715) and ($10,441,365) respectively compared to the same period last year. Depreciation and amortization decreased to $840,013 and $2,061,860 respectively compared to the same period last year.

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

