Form 10-Q/A
period 2023-09-30
LOGIQ, INC.
filed 2024-05-03
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Logiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on
May
1
, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the nine month ended September 30, 2023. Subsequent to the filing of the Original Form 10-Q, the Company determined that it had not properly value intangible assets associated with the former wholly owned subsidiary of the Company, GoLogiq Inc., and improperly treated the reverse acquisition of CreateApp business on January 27, 2022 within the reporting of subsequent events.

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
GoLogiq Inc
’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded.

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended September 30,2023 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consol ida
ted finan
ci
al statements.

LOGIQ INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.
Consolidated Balance Sheets

Restated

	September 30	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	5,622,156	7,119,111
Property and equipment, net	53,052	85,430
Goodwill	5,577,926	5,577,926
Total non-current assets	11,253,134	12,782,467

Current assets
Accounts receivable	595,323	1,649,632
Right to use assets - operating lease	-	58,122
Prepayment, deposit and other receivables	84,224	221,591
Amount due from related party	482,420	-
Cash and cash equivalents	392,853	472,206
Total current assets	1,554,820	2,401,551
Total assets	$12,807,954	$15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,943,738	5,073,315
Accruals	2,553,856	2,169,893
Lease liability - operating lease	-	16,589
Deposits received for share to be issued	-	260,220
Total current liabilities	5,497,594	7,520,017

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$5,507,594	$7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 129,379,314 and 55,118,520 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12,938	5,512
Additional paid-in capital	110,405,098	94,829,417
Capital reserves	28,543,604	24,532,194
Accumulated deficit brought forward	(131,661,280)	(111,713,122)
Total stockholder's equity	7,300,360	7,654,001

Total liabilities and stockholders' equity	$12,807,954	$15,184,018

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$3,265,674	$4,100,373	$11,663,762	$17,155,733
Cost of Service	3,207,706	2,792,499	10,790,605	11,823,582
Gross Profit	57,968	1,307,874	873,157	5,332,151

Operating Expenses
Depreciation and amortization	689,318	1,021,676	1,529,331	3,083,536
General and administrative	3,256,702	7,265,372	18,945,206	16,504,135
Sales and marketing	-	394,628	214,715	1,266,029
Research and development	-	321,000	-	2,617,178
Total Operating Expenses	3,946,020	9,002,676	20,689,252	23,470,878

(Loss) from Operations	(3,888,052)	(7,694,802)	(19,816,095)	(18,138,727)

Other (Expenses)/Income, net	(46,391)	3	(132,063)	2,563

Net (Loss) before income tax	(3,934,443)	(7,694,799)	(19,948,158)	(18,136,164)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	$(3,934,443)	$(7,694,799)	$(19,948,158)	$(18,136,164)

Net (Loss) profit per common share - basic and fully diluted:	(0.0387)	(0.2221)	(0.2318)	(0.5805)

Weighted average number of basic and fully diluted common shares outstanding	101,745,947	34,645,067	86,068,463	31,241,330

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

The accompanying notes are an integral part of these financial statements

LOGIQ INC.
Consolidated Statements of Stockholders’ Equity

Restated

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	28,138,696	(127,726,837)	8,625,875
Issuance of shares for proceeds	33,531,100	3,353	2,200,667	404,908	-	2,608,928
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(3,934,443)	(3,934,443)
Balance September 30, 2023	129,379,314	12,938	110,405,098	28,543,604	(131,661,280)	7,300,360

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of shares for proceeds	2,951,080	295	1,595,486	(4,380,399)	-	(2,784,618)
Cancellation of shares for proceeds	(132,320)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(3,980,524)	(3,980,524)
Balance March 31, 2022	29,169,516	2,917	84,068,490	24,969,396	(86,230,637)	22,810,166
Issuance of shares for proceeds	4,231,824	423	1,699,882	41,118	-	1,741,423
Cancellation of shares for proceeds	(6)	-	-	-	-	-
Net loss for the period	-	-	-	-	(6,460,841)	(6,460,841)
Balance June 30, 2022	33,401,334	3,341	85,768,372	25,010,514	(92,691,478)	18,090,748
Issuance of shares for proceeds	3,448,362	344	3,824,573	1,111	-	3,826,029
Cancellation of shares for proceeds	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(7,694,799)	(7,694,799)
Balance September 30, 2022	36,849,696	3,685	89,592,945	25,011,625	(100,386,277)	14,221,978

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
evaluation
, GoLogiq Inc
determined
that prior
quarter
adjustments were necessary. GoLogiq Inc
acquired substantially all the CreateApp assets from Logiq Inc in exchange for

26,350,756
of
GoLogiq Inc
’s common shares at a price per share of
 $
1.195411
(par value
$
0.001
).
The fair value of the common shares at the close of the transaction was
$
31,500,000
,
as determined by a valuation of the business, on the acquisition date, goodwill of
$
7,500,000

and intangible assets of
$
24,000,000

were recorded.

The value of CreateApp platform was revalued to $
11,800,000
on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

3. Re-audit:

I
n connection with the restatement of the consolidated financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected financial statements. The re-audit was performed in accordance with U.S. GAAP.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of September 30, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended September 30, 2023 filed with the SEC on November 14, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

Logiq, Inc.
Consolidated Balance Sheets

	As of September 30, 2023			Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated
ASSETS
Intangible assets, net	5,622,156	-	5,622,156	7,119,111	-	7,119,111
Property and equipment, net	53,052	-	53,052	85,430	-	85,430
Goodwill	5,577,926	-	5,577,926	5,577,926	-	5,577,926
Total non-current assets	11,253,134	-	11,253,134	12,782,467	-	12,782,467

Current assets
Accounts receivable	595,323	-	595,323	1,649,632	-	1,649,632
Right to use assets-operating lease	-	-	-	58,122	-	58,122
Prepayment, deposit and other receivables	84,224	-	84,224	221,591	-	221,591
Amount due from related party	482,420	-	482,420	-	-	-
Cash and cash equivalents	392,853	-	392,853	472,206	-	472,206
Total current assets	1,554,820	-	1,554,820	2,401,551	-	2,401,551

Total assets	12,807,954	-	12,807,954	15,184,018	-	15,184,018

LIABILITIES AND STOCKHOLDERS ’ EQUITY
Current Liabilities
Accounts payable	2,943,738	-	2,943,738	5,073,315	-	5,073,315
Accruals	2,553,856	-	2,553,856	2,169,893	-	2,169,893
Lease liability – operatig lease	-	-	-	16,589	-	16,589
Deposits received for share to be issued	-	-	-	260,220	-	260,220
Total current liabilities	5,497,594	-	5,497,594	7,520,017	-	7,520,017

Non-Current Liabilities
Other loan	10,000	-	10,000	10,000	-	10,000
Total non-current liabilities	10,000	-	10,000	10,000	-	10,000

Total Liabilities	5,507,594	-	5,507,594	7,530,017	-	7,530,017

STOCKHOLDERS ’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 129,379,314 and 55,118,520 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12,938	-	12,938	5,512	-	5,512
Additional paid-in capital	110,405,098	-	110,405,098	94,829,417	-	94,829,417
Capital reserves	48,243,604	(19,700,000)	28,543,604	44,232,194	(19,700,000)	24,532,194
Accumulated deficit brought forward	(151,361,280)	19,700,000	(131,661,280)	(131,413,122)	19,700,000	(111,713,122)
Total stockholders ’ equity	7,300,360	-	7,300,360	7,654,001	-	7,654,001

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	12,807,954	-	12,807,954	15,184,018	-	15,184,018

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

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement – Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement – Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 – Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11 – Leases (Topic 842): Targeted Improvements. The ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments in this Update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

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

No significant residual value is estimated for these intangible assets.

The estimated future amortization expense of intangible costs as of September 30, 2023 in the next five fiscal years and thereafter is as follows:

Remaining of 2023	$359,841
2024	1,510,945
2025	1,510,945
2026	1,510,945
2027 and thereafter	729,480
$5,622,156

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and 2022, the Company has the following amounts related to property and equipment:

	Leasehold	Computer and
	Improvements	Equipment	Total

Cost as of January 1, 2023	$165,957	$87,405	$253,362
Additions	$-	-	$-
Cost as of September 30, 2023	$165,957	$87,405	$253,362

Amortization
Brought forward as of January 1, 2023	$100,907	$67,025	$167,932
Charge for the period	$16,818	$15,560	$32,378
Accumulated depreciation as of September 30, 2023	$117,725	$82,585	$200,310

Net property and equipment as of September 30, 2023	$48,232	$4,820	$53,052

Net property and equipment as of December 31, 2022	$65,050	$20,380	$85,430

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $10,368 and $13,728, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $32,378 and $39,141, respectively.

NOTE 5 – GOODWILL

	As of	As of
	September 30,	December 31,
	2023	2022

Goodwill at cost – Push	$4,781,208	$4,781,208
Goodwill at cost – Fixel	296,882	296,882
Goodwill at cost – Rebel	499,836	499,836
Total	5,577,926	5,577,926
Accumulated impairment losses	$-	$-
Balance at end of period	$5,577,926	$5,577,926

Goodwill has been allocated for impairment testing purposes to the acquisition of the assets of Push Holdings Inc.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820-10-20). Liabilities were taken from Push Holdings Inc Consolidated Balance Sheet as of January 8, 2020.

NOTE 6 – ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2023	2022

Accounts receivable – gross	$1,198,074	$2,252,383
Allowance for doubtful debts	(602,751)	(602,751)
Accounts receivable – net	595,323	1,649,632
Movement in allowance for doubtful debts
Balance as at beginning of period	$602,751	$155,592
Provision for bad debts	-	447,159
Reversal of the provision	-	-
Balance at end of period	602,751	602,751

Age of Impaired trade receivables

Current	$362,015	30.2%
1 – 30 days	20,996	1.8%
31 – 60 days	(192,608)	(16.1)%
61-90 days	191,984	16.0%
91 and over	815,687	68.1%
Total	1,198,074	100.0%

NOTE 7 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

Deposit	$-	$180,000
Prepayments	84,224	41,591
	$84,224	$221,591

NOTE 8 – ACCRUALS

Accruals and other payable consist of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

Accruals	$2,553,856	$2,169,893
	$2,553,856	$2,169,893

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

NOTE 11 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended and nine months ended September 30, 2023 and 2022, respectively:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator – basic and diluted
Net (Loss)	(3,934,443)	(7,694,799)	(19,948,158)	(18,136,164)

Denominator
Weighted average number of common shares outstanding – basic and diluted	101,745,947	34,645,067	86,068,463	31,241,330
(Loss) per common share – basic and diluted	(0.0387)	(0.2221)	(0.2318)	(0.5805)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Operating lease

In 2020, through the Push acquisition, the Company was assigned an operating lease for approximately 30,348 square feet of office and wareho
u
se space located in Minneapolis, Minnesota, at a rate of $367,200 per annum
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

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months and nine months ended September 30, 2023 and 2022.

NOTE 14 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended		For the three months ended
	September 30,		September 30,
	2023	%	2022	%
Southeast Asia	$1,632,837	50.0	$1,882,692	45.9
EU	816,419	25.0	941,347	23.0
South Korea	489,851	15.0	564,808	13.8
Africa	326,567	10.0	376,539	9.2
North America	-	-	334,987	8.2
Total revenue	$3,265,674	100.0	$4,100,373	100.0

	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2023	%	2022	%
Southeast Asia	$5,831,881	50.0	$5,939,177	34.6
EU	2,915,941	25.0	2,969,589	17.3
South Korea	1,749,564	15.0	1,781,753	10.4
Africa	1,166,376	10.0	1,187,835	6.9
North America	-	-	5,277,379	30.8
Total revenue	$11,663,762	100.0	$17,155,733	100.0

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

Consolidated Cost of revenues were $10,790,605 and $11,823,582 for the nine months ended September 30, 2023 and 2022, respectively.

The CreateApp platform have been excluded after spin off.
Our DataLogiq platform cost of revenue was $10,790,605 compared to $8,535,590 for the nine months ended September 30, 2023 and 2022 respectively.
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
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months
	September 30,
	2023	2022
Cash flows:
Net cash (used in) operating activities	$(18,931,230)	$(10,977,411)
Net cash (cash in) provided by investment activities	$(482,420)	$7,209,381
Net cash provided by financing activities	$19,334,297	$2,570,043
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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
40