Form 10-K
period 2023-12-31
LOGIQ, INC.
filed 2024-05-03
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2023

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

+65 9366 2322
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol( s )	Name of each exchange on which registered
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
☐
Yes
☒
No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 202
3
, based upon the closing price of the registrant’s common stock as reported by the OTC:QX on such date, was approximately $25,465,605. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April
30
, 2024, the issuer had 219,786,751 shares of common stock issued and outstanding.

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

•
the consummation of that certain business combination with Abri SPAC I, Inc. (“Abri”) whereby DLQ, Inc., a Nevada corporation and wholly-owned subsidiary of the Company shall merge with a merger subsidiary of Abri and survive as a wholly-owned subsidiary of Abri, a special purpose acquisition company (SPAC);

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

ii

PA
RT I

It
em 1. Business

Corporate Information

Logiq, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City. The Company’s common stock is quoted on the OTC Markets under the symbol “LGIQ”.

Overview

Until November 2, 2023 the Company offered solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of ecommerce for their clients. The Company’s solutions are provided through “DataLogiq” business, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast ecommerce landscape.

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

As of December 31, 2023, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

On August 28, 2023, the Company, DLQ, Abri and Merger Sub entered into the Fourth Amendment to the Merger Agreement (the “Fourth Amendment”) to (i) increase the number of shares being distributed to public stockholders of the Company from approximately
25
% to approximately
33
% of the aggregate Merger Consideration, (ii) require DLQ to distribute
14
% of the Merger Consideration Shares to certain investors in DLQ, and (iii) reduce the number of Merger Consideration Shares subject to Lock-Up Agreements, effective as of Closing, from
75
% to
53
%.
On November 2, 2023, the Merger was completed and the Merger Agreement was successfully Closed. In connection to with the completion of the Merger, the Combined Company issued 3,762,000 of the Combined Company shares to the Company.
On the year ended December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

Products

The Company currently owns the IP from products and services not part of the Distribution and Spin Off in 2023 and is evaluating mergers and acquisitions in various industries that could, if completed, enhance shareholder value.

Employees

The Company currently has 2 contracted personnel in the United States. None of our employees are represented by a union or covered by a collective bargaining agreement.

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
4

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

2023
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

On November 2, 2023, the Merger was completed and the Merger Agreement was successfully Closed. In connection to with the completion of the Merger, the Combined Company issued 3,762,000 of the Combined Company shares to the Company.

At December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

It
em 1A. Risk Factors

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
6

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

To remain competitive as a mobile app provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever-evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies, or the emergence of new industry practices could render our solutions less competitive.

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

Our success depends to a significant extent on the continued services of our senior management and other members of management. We have contractual agreements with our CEO.

If our CEO does not continue in their present positions, our business may suffer. Because of the nature of our business, we are highly dependent upon attracting and retaining qualified personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in our industry. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key technical, UX, and managerial personnel in a timely manner, could harm our business.

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

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements
.

As a public company with common stock quoted on OTC Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC, may result in increased general and administrative expenses and a diversion of management’s time and attention as we respond to new requirements.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have limited operations and have sustained operating losses resulting in a deficit, substantial doubt exists regarding our ability to remain as a going concern. Accordingly, the report of Centurion ZD CPA & Co., our independent registered public accounting firm, with respect to our financial statements as of and for the year ended December 31, 2023, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

the laws of the United States change, it is possible that such changes could make our current auditor arrangement inadequate. In addition, while we currently do not conduct business in the PRC, the recent developments would add uncertainties to any potential business in the PRC and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us should we conduct any operations in the PRC in the future.

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
12

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
13

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2023, we have 74,397,046 shares of our common stock outstanding.
14

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

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilutio
n
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
15

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
16

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
The audit report included in this prospectus is prepared by an auditor who has been previously identified by the PCAOB as not previously being able to be inspected by the PCAOB and, as such, our investors may be deprived of the benefits of such inspection. In addition, although the PCAOB has vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions, the subsequent change or adoption of any rules, legislations or other efforts to increase U.S. regulatory access to audit information could cause uncertainty, and if such rules are changed and our audit firm is unable to meet the PCAOB inspection requirement in time frame provided by the HFCAA, our securities may be restricted from trading on a U.S. securities exchange or over-the-counter market.
As a public company with securities quoted on the OTC marketplace, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers available for regular inspections to assess its compliance with the applicable professional standards. Because our auditor is located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections because of positions taken by the authorities in that jurisdiction, including an approval requirement by such authorities, the PCAOB has indicated that it currently does not have free access to inspect the work of our auditor. The lack of access to the PCAOB inspection in Hong Kong prevents the PCAOB from fully evaluating audits and quality control procedures of our auditors based in Hong Kong. As a result, our investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of our auditor in Hong Kong makes it more difficult to evaluate the effectiveness of its audit procedures or quality control procedures as compared to auditors outside of Hong Kong and certain other foreign jurisdictions that are subject to the PCAOB inspections.

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
17

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
18

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

19

It
em 1B. Unresolved Staff Comments.

Not applicable.
It
em 2. Properties

Currently, we do not own any real estate.

Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, at a rate of $923 per month.

It
em 3. Legal Proceedings

On April 2, 2023, Logiq, Inc. was sued in the Fourth Judicial District, State of Minnesota (
David Niaz v. Logiq, Inc
., Case No. 27-CV-23-11953) by the listed Plaintiff, and the Complaint includes claims related to alleged unpaid compensation. We have yet to provide an answer to the Complaint as we are seeking proper legal representation in said matter. In addition, it is unclear if the Plaintiff’s Complaint is against the Company or against the Company’s former subsidiary, Logiq, Inc., a Nevada company, which became part of Collective Audience, Inc., on November 2, 2023 as shown in the Company’s filings with the SEC and as described in this Report.
We believe that the Plaintiff’s allegations are baseless and wholly without merit, and we plan to vigorously defend against this lawsuit. We have not accrued any expenses related to this lawsuit due to the loss not being probable.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.   These claims could subject us to costly litigation.  If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, and results of operations.  Additionally, any such claims, whether or not successful, could damage our reputation and business.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

It
em 4. Mine Safety Disclosures

Not applicable.

20

PA
RT II
It
em 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.0001 per share, is traded on the OTC Markets under the symbol “LGIQ”.

Trading of securities on the OTC:BB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTC:BB market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of April 30, 2024, there were 219,786,751 shares of our common stock outstanding held by approximately 626 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities.

During the year ended December 31, 2023, the Company engaged in the following sales and issuances of unregistered securities: a total of 50,500,568 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received.
21

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

Use of Proceeds

Not applicable.

Issuer Repurchases of Equity Securities

During the year ended December 31, 2023, there were no repurchases of the Company’s common stock by the Company.

It
em 6. Reserved

Not applicable.

22

It
em 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
23

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

As of December 31, 2023, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.
24

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

On November 2, 2023, the Merger was completed and the Merger Agreement was successfully Closed. In connection to with the completion of the Merger, the Combined Company issued 3,762,000 of the Combined Company shares to the Company.

At December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

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

Results of Operations for the fiscal years ended December 31, 2023 and 2022
The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2023, and December 31, 2022 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment). Logiq, Inc. (Delaware) results include our business segment APPLogiq, prior to the Spin off to GoLogiq Inc. and GoLogiq Inc. post Spin off while it remains a material subsidiary of the Company.

Consolidated Results of Continuing Operations

	For the year ended
	December 31, 2023		December 31, 2022		Change
Revenue (service)	$-	-%	$-	-%	$-	-
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	363,799	-	125,133	-	238,666	190.7
General and administrative	15,891,405	-	6,913,719	-	8,977,686	129.9
Sales and marketing	154,715	-	25,000	-	129,715	518.9
Research and development	-	-	2,887,525	-	(2,887,525)	(100.0)
Total operating expenses	16,409,919	-	9,951,377	-	6,458,542	64.9
(Loss) from operations	(16,409,919)	-	(9,951,377)	-	(6,458,542)	64.9

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(16,409,919)	-	(9,951,377)	-	(6,458,542)	64.9
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(16,409,919)	-	(9,951,377)	-	(6,458,542)	64.9

GoLogiq including CreateApp results of operations, post Spin off
	For the year ended
	December 31, 2023		December 31, 2022		Change
Revenue (service)	$-	-%	$5,454,119	100.0%	$(5,454,119)	(100.0)%
Cost of revenues (service)	-	-	3,382,954	62.0	(3,382,954)	(100.0)
Gross profit	-	-	2,071,165	38.0	(2,071,165)	(100.0)

General and administrative	-	-	3,503,764	64.2	(3,503,764)	(100.0)
Sales and marketing	-	-	5,000	0.1	(5,000)	(100.0)
Research and development	-	-	3,116,723	57.1	(3,116,723)	(100.0)
Total operating expenses	-	-	6,625,487	121.5	(6,625,487)	(100.0)
(Loss) from operations	-	-	(4,554,322)	(83.5)	4,554,322	(100.0)
Net (Loss) before income tax	-	-	(4,554,322)	(83.5)	4,554,322	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(4,554,322)	(83.5)	4,554,322	(100.0)
28

DLQ including DataLogiq results of operation
s, post Spin off

	For the year ended
	December 31, 2023		December 31, 2022		Change
Revenue (service)	$11,663,762	100.0%	$20,257,872	100.0%	$(8,594,110)	(42.4)%
Cost of revenues (service)	10,790,605	92.5	16,393,579	80.9	(5,602,974)	(34.2)
Gross profit	873,157	7.5	3,864,293	19.1	(2,991,136)	(77.4)

Depreciation and amortization	1,165,532	10.0	10,871,495	53.7	(9,705,963)	(89.3)
General and administrative	3,806,844	32.6	6,741,283	33.3	(2,934,439)	(43.5)
Sales and marketing	60,000	0.5	1,205,233	5.9	(1,145,233)	(95.0)
Total operating expenses	5,032,376	43.1	18,818,011	92.9	(13,785,635)	(73.3)
(Loss) from operations	(4,159,219)	(35.7)	(14,953,718)	(73.8)	10,794,499	(72.2)

Other (Expenses)/Income, net	(132,063)	(1.13)	(3,592)	(0.02)	(128,471)	3,576.6

Net (Loss) before income tax	(4,291,282)	(36.8)	(14,957,310)	(73.8)	10,666,028	(71.3)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(4,291,282)	(36.8)	(14,957,310)	(73.8)	10,666,028	(71.3)

Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $15,891,405 and $6,913,719 for the twelve months ended December 31, 2023 and 2022, respectively.

Sales and Marketing (S&M)

Consolidated S&M expense was $154,715 and $25,000 for the twelve months ended December 31, 2023 and 2022, respectively.

Research and Development (R&D)

Consolidated Research and Development expense were $nil and $2,887,525 for the twelve months ended December 31, 2023 and 2022, respectively.

Results of discontinued operations

GoLogiq including CreateApp results of operations

The CreateApp platform results have been excluded after spin off.

DATALogiq Business Segment Results of Operations

Geographical Information – Revenue

Revenue by geographical region for the years ended December 31, 2023 and 2022 were as follows:

	2023	%	2022	%
Southeast Asia	$5,831,881	50.0	10,128,936	50.0
EU	2,915,941	25.0	5,064,468	25.0
South Korea	1,749,564	15.0	3,038,681	15.0
Africa	1,166,376	10.0	2,025,787	10.0
Total revenue	$11,663,762	100.0	$20,257,872	100.0

Revenue (Service)

Service revenues were $11,663,762 and $20,257,872 for the twelve months ended December 31, 2023 and 2022, respectively.

Cost of Revenue (Service)

Cost of service was $10,790,605 and $16,393,579 for the twelve months ended December 31, 2023 and 2022, respectively.

Gross Profit

Gross Profit was $873,157 and $3,864,293 for the twelve months ended December 31, 2023 and 2022, respectively.

Consolidated Gross Profit margin was 7.5% and 19.1% for the twelve months ended December 31, 2023 and 2022, respectively.

Other Income/(Expenses)

Consolidated Other expenses was $132,063 and $3,592 for the twelve months ended December 31, 2023 and 2022, respectively.

Operating Expenses

General and Administrative (G&A)

General and administrative expenses were $3,806,844 and $6,741,283 for the twelve months ended December 31, 2023 and 2022, respectively.

Sales and Marketing (S&M)

S&M expense was $60,000 and $1,205,233 for the twelve months ended December 31, 2023 and 2022, respectively. The decrease is mainly due to the decrease in sales and marketing for DATALogiq of $1,145,233 or 95.0% from FY2022 to FY2023.

(Loss) from operations

The Company posted a loss from operations of $(4,159,219) and $(14,953,718) for the twelve months ended December 31, 2023 and 2022, respectively.

The increase in the loss is due to increased staff costs, travel, consultancy, professional and development fee for mobile app and increase in research & development on our platform as further described below.

Net (loss)/profit before income tax

The Company posted a net loss before income tax $(4,291,282) and $(14,957,310) for the twelve months ended December 31, 2023 and 2022, respectively.

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

Net (loss) income

The Company posted a net loss $(4,291,282) and $(14,957,310) for the twelve months ended December 31, 2023 and 2022, respectively.

The DataLogiq platform have been excluded after spin off since Q4 FY2023.

Liquidity and Capital Resources

During the year ended December 31, 2023, our primary sources of capital came from (i) cash flows from our operations, (ii) existing cash, and (iii) proceeds from third-party financings.

As of December 31, 2023, we currently have no material commitments for capital expenditures. Our capex & R&D plans are dependent on the availability of working capital and can be scaled back as required without penalty.

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

We know of no trends or demands reasonably likely to affect liquidity other than those listed as Risk Factors.

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
Cash flows:	2023	2022
Net cash (used in) continuing operating activities	$(16,981,468)	$(9,022,882)
Net cash (used in) discontinued and deconsolidation operating activities	(955,686)	(6,701,439)
Net cash (used in) provided by investment activities	$(482,420)	$7,209,381
Net cash provided by financing activities	$17,964,226	$7,400,881

Operating Activities

During the year ended December 31, 2023, loss from discontinued and deconsolidation operations used $(955,686) and loss from continuing operations used $(16,981,468), compared to $(6,701,439) and $(9,022,882) for the year ended December 31, 2022.

Investing Activities

During the year ended December 31, 2023, we have $(482,420) for investing activities in the Company’s financial asset investment.

Financing Activities

During the year ended December 31, 2023, we generated $17,964,226 from financing activities, compared to $7,400,881 of cash generated for the year ended December 31, 2022.

We estimate that based on current plans, assumptions and successful continuing fund raising plans, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, without further financing, for up to 12 months. We have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Contractual Obligations and Commitments

We have no material contractual obligations as of December 31, 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

It
em 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

It
em 8. Financial Statements and Supplementary Data

LOGIQ, INC.

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅 磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Re
port of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Logiq, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses of $16,409,919 and negative cash flows of $17,937,154 from operations for the year then ended December 31, 2023. As at December 31, 2023, the Company has a working capital deficit of $2,660,000 and an accumulated deficit of $390,680 and an accumulated deficit of $131,809,349. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the continued financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅 磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Logiq Inc. (continued)

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
Hong Kong
May 3 , 2024

We have served as the Company’s auditor since 2012
PCAOB ID # 2769

LOGIQ, INC.
C
onsolidated Balance Sheets

	December 31	December 31
	2023	2022
	(Audited)	(Audited)
ASSETS
Non-current assets
Intangible assets, net	-	363,799
Non-current assets of discontinued operations	-	12,418,668
Total non-current assets	-	12,782,467

Current assets
Prepayment, deposit and other receivables	152,000	190,000
Amount due from related party	482,420	-
Cash and cash equivalents	16,858	19,878
Current assets of discontinued operations	-	2,191,673
Total current assets	651,278	2,401,551
Total assets	$651,278	$15,184,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	991,958	965,140
Accruals	50,000	445,191
Deposits received for share to be issued	-	260,220
Current liabilities of discontinued operations	-	5,849,466
Total current liabilities	1,041,958	7,520,017

Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$1,051,958	$7,530,017

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 143,855,621 and 55,118,520 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14,386	5,512
Additional paid-in capital	109,364,314	94,829,417
Capital reserves	22,029,969	24,532,194
Accumulated deficit	(131,809,349)	(111,713,122)
Total stockholder's (deficit) equity	(400,680)	7,654,001
Total liabilities and stockholders' equity	$651,278	$15,184,018

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.
C
onsolidated Statements of Operations

	For the year ended December 31,
	2023	2022
	(Audited)	(Audited)

Service Revenue	$-	$-
Cost of Service	-	-
Gross Profit	-	-

Operating Expenses
Depreciation and amortization	363,799	125,133
General and administrative	15,891,405	6,913,719
Sales and marketing	154,715	25,000
Research and development	-	2,887,525
Total Operating Expenses	16,409,919	9,951,377

(Loss) from Operations	(16,409,919)	(9,951,377)

Other (Expenses)/Income, net	-	-

Net (Loss) before income tax	(16,409,919)	(9,951,377)
Income tax (Corporate tax)	-	-

Loss from continuing operations	(16,409,919)	(9,951,377)
Loss from discontinued and deconsolidation operations (Note 16)	(3,686,308)	(19,511,632)
Net (Loss)	$(20,096,227)	$(29,463,009)

Net (Loss) profit per common share - basic and fully diluted:
Continuing operations	(0.1635)	(0.2821)
Discontinued and deconsolidation operations	(0.0367)	(0.5531)

Weighted average number of basic and fully diluted common shares outstanding	100,388,763	35,277,343

*	The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements.

LOGIQ, INC.
C
onsolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
	(Audited)	(Audited)
OPERATING ACTIVITIES:
Net loss	$(20,096,227)	$(29,463,009)
Loss from discontinued and deconsolidation operations	3,686,308	19,511,632
Loss from continuing operations	(16,409,919)	(9,951,377)
Adjustments to reconciled net loss to net cash used by operating activities:
Amortization of intangible assets	363,799	125,133
Gain on deconsolidation of subsidiary	(604,974)	-
Changes in operating assets and liabilities:
Prepayments, deposit and other receivables	38,000	332,118
Accounts payable	26,817	312,244
Accruals	(395,191)	159,000
Net cash used in operating activities
From continuing operations	(16,981,468)	(9,022,882)
From discontinued and deconsolidation operations	(955,686)	(6,701,439)
	(17,937,154)	(15,724,321)

INVESTING ACTIVITIES:
Amount due from associate	-	7,208,700
Financial assets held for resale	-	681
Amount due from related party	(482,420)	-
Net cash (provided by) used in investing activities	(482,420)	7,209,381

FINANCING ACTIVITIES:
Proceeds from shares to be issued	(260,220)	(140,808)
Proceeds from stock issuance, net of expenses	18,224,446	7,541,689
Net cash provided by financing activities	17,964,226	7,400,881

DECREASE IN CASH AND CASH EQUIVALENTS	(455,348)	(1,114,059)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	472,206	1,586,265

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$16,858	$472,206

NON-CASH TRANSACTION
Issuance of shares for services received	$14,653,610	$10,840,852

The accompanying notes are an integral part of these consolidated financial statements

LOGIQ, INC.
C
onsolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2023 and 2022

	Common Stock *	Amount	Additional paid-in capital	Subscriptions received/Capital reserves	Accumulated (Deficit)	Stockholders’ (Deficit)/Equity
Balance December 31, 2021	26,350,756	$2,635	$82,473,004	$29,349,795	$(82,250,113)	$29,575,321
Issuance of Shares for proceeds	28,900,090	2,890	12,356,413	(4,817,601)	-	7,541,702
Cancellation of shares for proceeds	(132,326)	(13)	-	-	-	(13)
Net loss for the period	-	-	-	-	(29,463,009)	(29,463,009)
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	92,737,101	9,274	14,534,897	(2,502,225)	-	12,041,946
Cancellation of shares for proceeds	(4,000,000)	(400)	-	-	-	(400)
Net loss for the period	-	-	-	-	(20,096,227)	(20,096,227)
Balance December 31, 2023	143,855,621	14,386	109,364,314	22,029,969	(131,809,349)	(400,680)

*	The number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020

The accompanying notes are an integral part of these financial statements

Logiq, Inc.
DECEMBER 31, 2023 AND 2022
N
OTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City. The Company’s common stock is quoted on the OTC Markets under the symbol “LGIQ.

Business Overview

Until November 2, 2023 the Company offered solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of ecommerce for their clients. The Company’s solutions are provided through “DataLogiq” business, a digital marketing analytics business unit that offers proprietary data management, audience targeting and other digital marketing services that improve an SMB’s discovery and branding within the vast ecommerce landscape.

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

As of December 31, 2023, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

On November 2, 2023, the Merger was completed and the Merger Agreement was successfully Closed. In connection to with the completion of the Merger, the Combined Company issued 3,762,000 of the Combined Company shares to the Company.

At  December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the year ended December 31, 2023, the Company has incurred continuing operating losses of
$16,409,919
and has negative cash flows of $17,937,154 from operations for the year ended December 31, 2023. As at December 31, 2023, the Company has a working capital deficit of $(390,680) and an accumulated deficit of
$131,809,349.
These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

PRINCIPLES OF CONSOLIDATION

The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries.

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

On the year ended December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2023 and 2022.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of December 31, 202
3
.

AVAILABLE-FOR-SALE INVESTMENTS

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
.

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

See Note 1
1
, Stock-Based Compensation, for further details on our stock awards.

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

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for the Company on December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023–09.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – INTANGIBLE ASSETS, NET

As of December 31, 2023 and 2022, the Company has the following amounts related to intangible assets:

Logiq

Cost as of January 1, 2023	$1,885,330
Additions	$-
Cost as of December 31, 2023	$1,885,330

Amortization
Brought forward as of January 1, 2023	$1,521,531
Charge for the period	$363,799
Accumulated depreciation as of December 31, 2023	$1,885,330

Net intangible assets as of December 31, 2023	$-

Net intangible assets as of December 31, 2022	$363,799

Amortization expenses related to intangible assets for the twelve months ended December 31, 2023 and 2022 amounted to $363,799 and $125,133, respectively.

On the year ended December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At
 December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

NOTE 5 – GOODWILL

At
December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

NOTE 6 – ACCOUNTS RECEIVABLE

At December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

NOTE 7 – AMOUNT DUE FROM ASSOCIATE

The amount due from Associate is interest free, unsecured with no fixed repayment terms.

NOTE 8 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

The following amounts are outstanding at December 31, 2023 and December 31, 2022:

	As of December 31,	As of December 31,
	2023	2022

Deposit	$-	$180,000
Prepayments	152,000	10,000
	$152,000	$190,000

NOTE 9 – ACCRUALS

Accruals consist of the following:

	As of December 31,	As of December 31,
	2023	2022

Accruals	$50,000	$445,191
	$50,000	$445,191

NOTE 10 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State
o
f
Delaware in the U.S. and is subject

to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the year ended December 31, 2023 and 2022, and which is subject to U.S. federal corporate income tax rate of 21% and 21%, respectively.

	As of December 31, 2023	As of December 31, 2022
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of December 31, 2023, the Company does not have any deferred tax asset.

NOTE 1
1
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

2022

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

Stock-Based Compensation

During the year ended December 31, 2022, a total of 5,817,274 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

2023

During the year ended December 31, 2023, a total of 92,737,101 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the year ended December 31, 2023, 4,000,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

Stock-Based Compensation

During the year ended December 31, 2023, a total of 50,500,568 shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

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

During the year ended December 31, 2023, a total of 50,500,568 shares with par value of $0.0001 per share were issued for consultancy services received including shares issued to Senior Management, Directors, Operational Staff, Legal Consultants, Strategy Advisors and Technology Consultants received and 38,236,533 shares with par value of $0.0001 per share were issued to various stockholders.

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

During the year ended December 31, 2023, 4,000,000 shares with par value of $0.0001 per share were cancelled by various stockholders.

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

A summary of the Company’s stock option activity during the year ended December 31, 2023 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant- date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2014	250,000	0.6	2.8	0.67	$-
Less: Option expired	(250,000)	0.6	2.8	-	-
Options Outstanding, December 31, 2015	-	-	-	-	-
Options Outstanding, December 31, 2016	-	-	-	-	-
Options Outstanding, December 31, 2017	-	-	-	-	-
Options Outstanding, December 31, 2018	-	-	-	-	-
Options Outstanding, December 31, 2019	-	-	-	-	-
Options Outstanding, December 31, 2020	-	-	-	-	-
Options Outstanding, December 31, 2021	-	-	-	-	-
Options Outstanding, December 31, 2022	-	-	-	-	-
Options Outstanding, December 31, 2023	-	-	-	-	-

All options outstanding are fully expired as of December 31, 2020. No new options were granted in the fiscal year 2023 or 2022.

Stock-Based Compensation

For the fiscal year ended December 31, 2023, a total of 50,500,568shares of common stock was issued as stock-based compensation to directors, consultants, advisors and other professional parties.

NOTE 1
2
 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2023 and 2022, respectively:

	For the fiscal years ended December 31,
	2023	2022
Numerator - basic and diluted
Net (Loss) from continuing operations	(16,409,919)	(9,951,377)
Net (Loss) from discontinued and deconsolidation operations	(3,686,308)	(19,511,632)
Net (Loss)	(20,096,227)	(29,463,009)

Denominator
Weighted average number of common shares outstanding - basic and diluted	100,388,763	35,277,343
(Loss) per common share - basic and diluted
Continuing operations	(0.1635)	(0.2821)
Discontinued and deconsolidation operations	(0.0367)	(0.5531)

The weighted average number of shares of common stock has been retroactively restated to reflect the 1 for 13 reverse stock-split on February 25, 2020.

NOTE 1
3
 – COMMITMENTS AND CONTINGENCIES

Operating lease

On the year ended December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

Legal proceedings

None.

NOTE 1
4
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

The following table presents the segment information for the years ended December 31, 2023 and 2022:

	For the fiscal year ended December 31,
	2023	2022
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-
Other corporate expenses, net	16,409,919	9,951,377
Total operating (loss) income	(16,409,919)	(9,951,377)

Gologiq incl CreateApp post Spin off (discontinued operations)
Segment operating income	$-	$5,454,119
Other corporate expenses, net	-	10,008,441
Total operating (loss)	-	(4,554,322)

DLQ incl DATALogiq post Spin off (discontinued operations)
Segment operating income	$11,663,762	$20,257,872
Other corporate expenses, net	15,955,044	35,215,182
Total operating (loss)	(4,291,282)	(14,957,310)

Consolidated
Segment operating income	$11,663,762	$25,711,991
Other corporate expenses, net	32,364,963	55,175,000
Loss from Continuing operating	(16,409,919)	(9,951,377)
Loss Discontinued operating	(4,291,282)	(19,511,632)
Gain on deconsolidation	604,974	-
Total operating (loss)	(20,096,227)	(29,463,009)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues in 2023 and 2022.

NOTE 1
5
 – GEOGRAPHICAL INFORMATION

(Discontinued operations)

	2023	%	2022	%	2021	%
Southeast Asia	$5,831,881	50.0	10,128,936	39.4	-	-
EU	2,915,941	25.0	5,064,468	19.7	-	-
South Korea	1,749,564	15.0	3,038,681	11.8	-	-
Africa	1,166,376	10.0	2,025,787	7.9	-	-
North America	-	-	5,454,119	21.2	23,006,480	100.0
Total revenue	$11,663,762	100.0	$25,711,991	100.0	$23,006,480	100.0

NOTE 1
6
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

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s consolidated financial statements with reversed goodwill and intangible assets, and corresponding reversal of impairment loss on December 31, 2022

DataLogiq Spin-off

On September 9, 2022, the Company and the Company’s wholly-owned subsidiary, DLQ, Inc., a Nevada corporation (“DLQ”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abri SPAC I, Inc., a Delaware corporation, (“Abri”), and Abri Merger Sub (“Merger Sub”) wherein Merger Sub will merge with and into DLQ with DLQ being the surviving company (“Surviving Company”), and a wholly owned subsidiary of Abri. The Merger is expected to close after obtaining the required approval by the stockholders of Abri and the Company, and upon the satisfaction of certain other customary closing conditions (“Closing”).

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

On the year ended December 31, 2023, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of DLQ, Inc.

All expense incurred by Logiq, Inc. up to September 30, 2023 have been disclosed as discontinued operations, An analysis of the financial results of the discontinued operations are as follows.

	For the year ended December 31,
	2023	2022
	(Audited)	(Audited)
Service Revenue	$11,663,762	$25,711,991
Cost of Service	10,790,605	19,776,533
Gross Profit	873,157	5,935,458

Operating Expenses
Depreciation and amortization	1,165,532	10,871,495
General and administrative	3,806,844	10,245,047
Sales and marketing	60,000	1,210,233
Research and development	-	3,116,723
Total Operating Expenses	5,032,376	25,443,498

Other (Expenses)/Income, net	132,063	3,592

Net (Loss) from discontinued Operations	(4,291,282)	(19,511,632)

Upon consolidation, the Company recorded the following gain
Assets	13,322,699
Liabilities	5,246,231
Net Assets	8,076,468
Capital reverse	(7,471,494)
Gain on deconsolidation	604,974

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

On April 21, 2023, the Company received a cease trade order from the Ontario Securities Commission (“OSC”) and, on May 12, 2023, a corresponding notice of delisting related to its listing and trading in Canada on the NEO Exchange (now known as CBOE Canada). As a result of the OSC order and NEO notice, the Company no longer trades in Canada. The Company still is quoted on the OTC market in the United States as its primary market.

NOTE 1
7
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

It
em 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

It
em 9A. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It
em 9B. Other Information

None.

It
em 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

PA
RT III

It
em 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2023. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable.

Name	Age	Positions and Offices Held
Brent Suen	57	President, Chief Executive Officer, Principal Financial Officer and Director
Lionel Choong	62	Chief Financial Officer and Director
Ross O’Brien	56	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Brent Suen, age 57, President, Chief Executive Officer, Principal Financial Officer and Director

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

Lionel Choong, age 62, Chief Financial Officer, Principal Accounting Officer
,
Director

Lionel Choong has been Chief Financial Officer since July 17, 2015, and is a current member of our board. Since May 11, 2018, Mr. Choong is the audit committee chairman and independent non-executive director of Moxian Inc (NASD: MOXC). Previously, Mr. Choong was the Vice Chairman, audit committee chairman and an independent non-executive director of Emerson Radio Corp. (NYSE: MSN) from November 2013 to June 2017. Mr. Choong was acting Chief Financial Officer of Global Regency Ltd., between April 2009 and June 2015 and remains as a consultant thereafter. Mr. Choong is a director and consultant for Willsing Company Ltd., a position he has held since August 2004. Mr. Choong has a wide range of experience in a variety of senior financial positions with companies in China, Hong Kong SAR, and London, UK. His experience encompasses building businesses, restructuring insolvency, corporate finance, and initial public offerings in a number of vertical markets, including branded apparel, consumer and lifestyle, consumer products, pharmaceuticals, and logistics. From June 2008 to May 2011, Mr. Choong was acting Chief Financial Officer of Sinobiomed, Inc. (predecessor company of Logiq, Inc.).

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

Ross O’Brien, age 56, Independent Director

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

42

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

It
em 11. Executive Compensation

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and Position	Year	Salary paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Suen
President, Chairman, Chief Executive Officer, President, Principal Financial Officer and Director	2021	216,000	48,880	-	-	-	-	264,880
	2022	216,000	-	-	-	-	-	216,000
	2023	-	-	-	-	-	-	-

Tom Furukawa(1)
Chief Executive Officer (former)	2021	-	84,225	-	-	-	-	84,225
	2022	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-

Daniel Urbino, (1)
Chief Operating Officer (former)	2021	-	198,575	-	-	-	-	198,575
	2022	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-

Lionel Choong
Chief Financial Officer, Principal Accounting Officer and Director	2021	144,000	-	-	-	-	-	144,000
	2022	198,000	-	-	-	-	-	198,000
	2023	216,000	-	-	-	-	-	216,000

John MacNeil(1)
Chief Operating Officer, Chief of	2021	240,000	-	-	-	-	-	240,000
Staff and director (former)	2022	240,000	-	-	-	-	-	240,000
	2023	-	-	-	-	-	-	-

(1)	No longer an officer of the Company as of present date.

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2023 and 2022.

Narrative Disclosure to Compensation Tables

Mr. Suen is entitled to a base compensation of $0 per annum.

Mr. Choong is entitled to a base compensation of $216,000 per annum.

Mr. MacNeil is entitled to a base compensation of $240,000 per annum. Mr. MacNeil resigned as an officer on December 29, 2022.

Outstanding Equity Awards at Fiscal Year End

There are no shares of common stock underlying outstanding equity incentive plan awards for the executive officer as of December 31, 2023.

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

The following table sets forth information for the year ended December 31, 2023 and the year ended December 31, 2022, regarding the compensation awarded to, earned by or paid to our non-management directors who served on our Board during 2023 and 2022. It is estimated that the compensation awarded to non-management directors in 2023 will be substantially similar to what was paid in 2022.

Name	Year	Fees earned or paid in cash (US$)	Stock awards (US$)	Option- based awards (US$)		Non-equity incentive plan compensation (US$)	Nonqualified deferred compensation earnings (US$)	All other compensation (US$)	Total (US$)

Matthew Burlage(1)	2022	$216,000	$-		$-	$-	$-	$-	$216,000
	2023	$-	$-			$-	$-	$-	$-

Ross O’Brien	2022	$-	$-		$-	$-	$-	$-	$-
	2023	$-	$-		$-	-	$-	$-	$-

Brett Lay(1)	2022	$-	$-		$-	$-	$-	$-	$-
	2023	$-	$-		$-	$-	$-	$-	$-

Joshua Jacobs(1)	2022	$-	$-		$-	$-	$-	$-	$-
	2023	$-	$-		$-	$-	$-	$-	$-

Lea Hickman(1)	2022	$-	$-		$-	$-	$-	$-	$-
	2023	$-	$-	$		$-	$-	$-	$-

(1)	No longer currently a director of the company

Employment Agreements, Termination and Change of Control Benefits

The Company entered into an independent contractor agreement with Lionel Choong on August 1, 2020. The agreement is for a term of two years and can be terminated by either party for any reason with 90 days prior written notice. Pursuant to the agreement, Mr. Choong is entitled to receive US$18,000 per month effective July 1, 2022 (previously US$ 12,000 per month) in consideration for the performance of the professional services provided. There are no payments required to be made to Mr. Choong by the Company upon a termination of the agreement or a change of control of the Company.

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

It
em 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Unless otherwise specified, the address of each of the persons set forth below is in care of Logiq, Inc., 85 Broad Street, 16-079, New York, NY 10004.

Name of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors
Brent Suen	President, Chief Executive Officer, Chairman, Principal Financial Officer & Director	377,842	*
Lionel Choong	Chief Financial Officer, Principal Accounting Officer & Director	150,305	*
Ross O’Brien	Independent Director	102,307	*
All Directors and Officers as a group (3 persons)		630,454	*
5% or greater Shareholders
Timothy Ting Fai Wong(2)		5,100,000	2.3%
Amir Mehdi Safavi (2)		5,100,000	2.3%

Notes:

*	Less than 1%

(1)	Applicable percentage ownership is based on 219,786,751 shares of common stock outstanding as of April 30, 2024.

(2)	Based solely on that certain Schedule 13D filed by Mr. Wong on February 22, 2023

(3)	Based solely on that certain Schedule 13D filed by Mr. Safavi on February 17, 2023

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

It
em 13. Certain Relationships and Related Transactions, and Director Independence

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

It
em 14. Principal Accountant Fees and Services

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2023 and 2022:

	Financial Statements for the year ended December 31
	2023			2022
	Logiq	AppLogiq	DataLogiq	Logiq	AppLogiq	DataLogiq
Audit fees	37,500	-	-	45,000	40,000	55,000
Audit related fees	18,000	-	-	18,000	-	-
Tax fees
Other fees
Total fees	55,500	-	-	63,000	40,000	55,000

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

PA
RT IV

It
em 15. Exhibits and Financial Statement Schedules

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

It
em 16. Form 10-K Summary

Not applicable.

SI
GNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: May 3 , 2024	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	May 3 , 2024
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	May 3 , 2024
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	May 3 , 2024
Ross O’Brien

