Form 10-Q
period 2024-03-31
LOGIQ, INC.
filed 2024-06-21
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended
March 31, 2024

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
☐
Yes
☒
No

As of May 15, 2024, the issuer had 232,947,540 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

i

P
ART 1 - FINANCIAL INFORMATION

I
TEM 1. Financial Statements

LOGIQ INC.

C
onsolidated Balance Sheets

	March 31	December 31
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayment, deposit and other receivables	146,774	152,000
Amount due from related party	470,421	482,420
Cash and cash equivalents	50,918	16,858
Total current assets	668,113	651,278
Total assets	$668,113	$651,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,100,275	991,958
Accruals	68,000	50,000
Deposits received for share s to be issued	48,990	-
Total current liabilities	1,217,265	1,041,958
Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$1,227,265	$1,051,958
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 163,786,751 and 143,855,621 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16,379	14,386
Additional paid-in capital	109,868,878	109,364,314
Capital reserves	22,029,969	22,029,969
Accumulated deficit brought forward	(132,474,378)	(131,809,349)
Total stockholder's (deficit)	(559,152)	(400,680)
Total liabilities and stockholders' equity	$668,113	$651,278

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

C
onsolidated Statements of Operations

	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Service Revenue	$-	$3,537,527
Cost of Service	-	3,252,244
Gross Profit	-	285,283
Operating Expenses
Depreciation and amortization	-	419,369
General and administrative	665,029	12,164,647
Sales and marketing	-	110,000
Total Operating Expenses	665,029	12,694,016
(Loss) from Operations	(665,029)	(12,408,733)
Other (Expenses)/Income, net	-	(39,767)
Net (Loss) before income tax	(665,029)	(12,448,500)
Income tax (Corporate tax)	-	-
Net (Loss)	$(665,029)	$(12,448,500)
Net (Loss) profit per common share - basic and fully diluted:	(0.0043)	(0.1866)
Weighted average number of basic and fully diluted common shares outstanding	153,489,509	66,721,809

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

C
onsolidated Statements of Cash Flows

	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(665,029)	$(12,448,500)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	-	11,641
Amortization of intangible assets	-	407,728
Changes in operating assets and liabilities:
Accounts receivable	-	1,383,457
Prepayments, deposit and other receivables	5,226	(48,669)
Accounts payable	108,316	(2,180,726)
Accruals	18,000	(175,769)
Operating lease	-	31,150
Net cash (used in) operating activities	(533,487)	(13,019,688)
INVESTING ACTIVITIES:
Amount due from related party	12,000	(597,385)
Net cash provided by (used in) investing activities	12,000	(597,385)
FINANCING ACTIVITIES:
Proceeds from shares to be issued	48,990	(260,220)
Proceeds from stock issuance, net of expenses	506,557	14,156,150
Net cash provided by financing activities	555,547	13,895,930
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,060	278,857
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,858	472,206
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$50,918	$751,063
NON-CASH TRANSACTION
Issuance of shares for services received	$496,557	$10,781,703
The accompanying notes are an integral part of these financial statements

LOGIQ INC.

C
onsolidated Statements of Stockholders’ Equity

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2023	143,855,621	$14,386	$109,364,314	$22,029,969	$(131,809,349)	$(400,680)
Issuance of shares for proceeds	19,931,130	1,993	504,564	-	-	506,557
Net loss for the period	-	-	-	-	(665,029)	(665,029)
Balance March 31, 2024	163,786,751	16,379	109,868,878	22,029,969	(132,474,378)	(559,152)

				Subscriptions
	Common		Additional	received/Capital	Accumulated	Stockholders’
	Stock	Amount	paid-in capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651

The accompanying notes are an integral part of these financial statements

N
OTES TO UNAUDITED CONDENSED

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

As of Mar 31, 2024, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the three months ended March 31, 2024 and 2023.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the three months ended March 31, 2024 and 2023 amounted to $nil and $419,369, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-life assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv)
finite
– life intangible
asset
s.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of March 31, 2024.

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

See Note 5, Stockholders’ Equity, for further details on our stock awards.

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

NOTE 2 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of March 31,	As of December 31,
	2024	2023

Prepayments	$146,774	$152,000
	$146,774	$152,000

NOTE 3 – ACCRUALS

Accruals and other payable consist of the following:

	As of March 31,	As of December 31,
	2024	2023

Accruals	$68,000	$50,000
	$68,000	$50,000

NOTE 4 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the three months ended March 31, 2024 and 2023, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of March 31, 2024	As of December 31, 2023
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of March 31, 2024, the Company does not have any deferred tax assets.

NOTE 5– STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock

During the three months ended March 31, 2024, a total of 19,931,130 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the three months ended March 31, 2024 no shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2024 for Logiq, Inc., a total of 9,931,130 shares of common stock were issued for stock-based compensation to consultants.

NOTE 6 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
	2024	2023

Numerator - basic and diluted
Net (Loss)	(665,029)	(12,448,500)

Denominator
Weighted average number of common shares outstanding - basic and diluted	153,489,509	66,721,809
(Loss) per common share - basic and diluted	(0.0043)	(0.1866)

Legal proceedings

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 7 – SEGMENT INFORMATION

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

The following table presents the segment information for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-
Other corporate expenses, net	665,029	10,889,375
Total operating (loss) income	(665,029)	(10,889,375)
Gologiq incl CreateApp post Spin off
Segment operating income	$-	$-
Other corporate expenses, net	-	-
Total operating (loss)	-	-
DLQ incl DATALogiq
Segment operating income	$-	$3,537,527
Other corporate expenses, net	-	5,096,652
Total operating (loss)	-	(1,559,125)
Consolidated
Segment operating income	$-	$3,537,527
Other corporate expenses, net	665,029	15,986,027
Total operating (loss)	(665,029)	(12,448,500)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the three months ended March 31, 2024 and 2023.

NOTE 8 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
	2024	%	2023	%
Southeast Asia	$-	-	1,768,764	50.0
EU	-	-	884,382	25.0
South Korea	-	-	530,629	15.0
Africa	-	-	353,752	10.0
North America	-	-	-	-
Total revenue	$-	-	$3,537,527	100.0

NOTE 9 – SUBSEQUENT EVENTS

Logiq, Inc. Signs Letter of Intent to acquire Privately Held Biotech Company MedLab Essentials, LLC in $100MM Valuation Deal

On May 21, 2024 — Logiq, Inc. (OTC Markets: LGIQ) (“Logiq” or “the Company”), a pioneering force in digital consumer acquisition solutions, today revealed the signing of a binding letter of intent (LOI) to acquire MedLab Essentials, LLC (“MedLab”), www.cgtmed.com a trailblazer in cell and gene therapy innovation, in which Logiq will acquire MedLab in a share exchange of newly issued shares of LGIQ shared for 100%of of the shareholder interests of MedLab.MedLab will become wholly owned subsidiary of the Company and is expected to place executives in senior management positions.

This acquisition, valued at an estimated $100 million, marks a significant milestone for Logiq as it diversifies into the burgeoning biotech sector.

I
tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) and set forth elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

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

As of March 31, 2024, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

Results of Operation

Results of Operations for the Three Months ended March 31, 2024 and 2023

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended March 31, 2024 and 2023 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	March 31, 2024		March 31, 2023		Change
Revenue (service)	$-	-%	$3,537,527	100.0%	$(3,537,527)	(100.0)%
Cost of revenues (service)	-	-	3,252,244	91.9	(3,252,244)	(100.0)
Gross profit	-	-	285,283	8.1	(285,283)	(100.0)

Depreciation and amortization	-	-	419,369	11.9	(419,369)	(100.0)
General and administrative	665,029	-	12,164,647	343.9	(11,499,618)	(94.5)
Sales and marketing	-	-	110,000	3.1	(110,000)	(100.0)
Total operating expenses	665,029	-	12,694,016	358.8	(12,028,987)	(94.8)
(Loss) from operations	(665,029)	-	(12,408,733)	(350.8)	11,743,704	(94.6)

Other (Expenses)/Income, net	-	-	(39,767)	(1.12)	39,767	(100.0)
Net (Loss) before income tax	(665,029)	-	(12,448,500)	(351.9)	11,783,471	(94.7)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(665,029)	-	(12,448,500)	(351.9)	11,783,471	(94.7)

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the three month ended
	March 31, 2024		March 31, 2023		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	-	-	31,283	-	(31,283)	(100.0)
General and administrative	665,029	-	10,808,092	-	(10,143,063)	(93.8)
Sales and marketing	-	-	50,000	-	(50,000)	(100.0)
Total operating expenses	665,029	-	10,889,375	-	(10,224,346)	(93.9)
(Loss) from operations	(665,029)	-	(10,889,375)	-	10,224,346	(93.9)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(665,029)	-	(10,889,375)	-	10,224,346	(93.9)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(665,029)	-	(10,889,375)	-	10,224,346	(93.9)

DLQ including DataLogiq results of operations, post Spin off

	For the three months ended
	March 31, 2024		March 31, 2023		Change
Revenue (service)	$-	-%	$3,537,527	100.0%	$(3,537,527)	(100.0)%
Cost of revenues (service)	-	-	3,252,244	91.9	(3,252,244)	(100.0)
Gross profit	-	-	285,283	8.1	(285,283)	(100.0)

Depreciation and amortization	-	-	388,086	11.0	(388,086)	(100.0)
General and administrative	-	-	1,356,555	38.3	(1,356,555)	(100.0)
Sales and marketing	-	-	60,000	1.7	(60,000)	(100.0)
Total operating expenses	-	-	1,804,641	51.0	(1,804,641)	(100.0)
(Loss) from operations	-	-	(1,519,358)	(42.9)	1,519,358	(100.0)

Other (Expenses)/Income, net	-	-	(39,767)	(1.1)	39,767	(100.0)
Net (Loss) before income tax	-	-	(1,559,125)	(44.1)	1,559,125	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(1,559,125)	(44.1)	1,559,125	(100.0)

Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $665,029 and $12,164,647 for the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2024 and 2023 was $496,557 and $10,781,703, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $nil and $110,000 for the three months ended March 31, 2024 and 2023, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $nil and ($39,767) for the three months ended March 31, 2024 and 2023 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($665,029) and ($12,448,500) for the three months ended March 31, 2024 and 2023, respectively.

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

DATALogiq Business Segment Results of Operations

The DataLogiq platform results have been excluded after spin off.

Liquidity and Capital Resources

During the three months ended March 31, 2024, our primary sources of capital came from (i) existing cash and (ii) proceeds from third-party financings.

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the three months March 31,
	2024	2023
Cash flows:
Net cash (used in) operating activities	$(533,487)	$(13,019,688)
Net cash provided by (used in) investment activities	$12,000	$(597,385)
Net cash provided by financing activities	$555,547	$13,895,930

Operating Activities

During the three months ended March 31, 2024, (loss) from operations used ($533,487), compared to ($13,019,688) for the three months ended March 31, 2023. Our net (loss) for the three months ended March 31, 2024 decreased to ($665,029) and ($12,448,500) respectively compared to the same period last year. Depreciation and amortization decreased to $nil and $419,369 respectively compared to the same period last year.

Investing Activities

During the three months ended March 31, 2024, we provided cash $12,000 for investing activities compared to ($597,385) during the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024 we generated $555,547 from financing activities, compared to $13,895,930 for the three months ended March 31, 2023, primarily from the proceeds from the sale of common stock.

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

I
tem 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

I
tem 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

P
ART II – OTHER INFORMATION

I
tem 1. Legal Proceedings

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

I
tem 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 3, 2024 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

I
tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, a total of 19,931,130 shares with par value of $0.0001 per share were issued to various stockholders.

I
tem 3. Defaults Upon Senior Securities

None.

I
tem 4. Mine Safety Disclosures.

Not applicable.

I
tem 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

I
tem 6. Exhibits

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

S
IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Logiq, Inc.

Date: June 20, 2024	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	June 20, 2024
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	June 20, 2024
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	June 20, 2024
Ross O’Brien

