Form 10-Q
period 2024-06-30
LOGIQ, INC.
filed 2024-09-26
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended
June 30, 2024

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
☐
Yes
☒
No

As of August 19, 2024, the issuer had 279,447,540 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

LOGIQ INC.

Consolidated Balance Sheets

	June 30	December 31
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayment, deposit and other receivables	146,774	152,000
Amount due from related party	449,421	482,420
Cash and cash equivalents	9,587	16,858
Total current assets	605,782	651,278
Total assets	$605,782	$651,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	741,342	991,958
Accruals	47,000	50,000
Total current liabilities	788,342	1,041,958
Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$798,342	$1,051,958
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 277,947,540 and 143,855,621 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	27,795	14,386
Additional paid-in capital	110,439,517	109,364,314
Capital reserves	22,029,969	22,029,969
Accumulated deficit brought forward	(132,689,841)	(131,809,349)
Total stockholder's (deficit)	(192,560)	(400,680)
Total liabilities and stockholders' equity	$605,782	$651,278

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$-	$4,860,561	$-	$8,398,088
Cost of Service	-	4,330,655	-	7,582,899
Gross Profit	-	529,906	-	815,189

Operating Expenses
Depreciation and amortization	-	420,644	-	840,013
General and administrative	215,463	3,523,857	880,492	15,688,504
Sales and marketing	-	104,715	-	214,715
Total Operating Expenses	215,463	4,049,216	880,492	16,743,232

(Loss) from Operations	(215,463)	(3,519,310)	(880,492)	(15,928,043)

Other (Expenses)/Income, net	-	(45,905)	-	(85,672)

Net (Loss) before income tax	(215,463)	(3,565,215)	(880,492)	(16,013,715)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	$(215,463)	$(3,565,215)	$(880,492)	$(16,013,715)

Net (Loss) profit per common share - basic and fully diluted:	(0.0015)	(0.0399)	(0.0056)	(0.2050)

Weighted average number of basic and fully diluted common shares outstanding	143,855,621	89,352,752	158,638,130	78,099,797

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(880,492)	$(16,013,715)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	-	22,010
Amortization of intangible assets	-	818,003
Changes in operating assets and liabilities:
Accounts receivable	-	812,171
Prepayments, deposit and other receivables	5,226	(60,654)
Accounts payable	(250,618)	(1,928,659)
Accruals	(3,000)	84,859
Operating lease	-	41,533
Net cash (used in) operating activities	(1,128,884)	(16,224,452)
INVESTING ACTIVITIES:
Amount due from related party	33,000	(483,921)
Net cash provided by (used in) investing activities	33,000	(483,921)
FINANCING ACTIVITIES:
Proceeds from shares to be issued	-	(260,220)
Proceeds from stock issuance, net of expenses	1,088,613	16,985,589
Net cash provided by financing activities	1,088,613	16,725,369
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,271)	16,996
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,858	472,206
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,587	$489,202
NON-CASH TRANSACTION
Issuance of shares for services received	$954,596	$12,539,023

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2023	143,855,621	$14,386	$109,364,314	$22,029,969	$(131,809,349)	$(400,680)
Issuance of shares for proceeds	19,931,130	1,993	504,564	-	-	506,557
Net loss for the period	-	-	-	-	(665,029)	(665,029)
Balance March 31, 2024	163,786,751	16,379	109,868,878	22,029,969	(132,474,378)	(559,152)
Issuance of shares for proceeds	114,160,789	11,416	570,639	-	-	582,055
Net loss for the period	-	-	-	-	(215,463)	(215,463)
Balance June 30, 2024	277,947,540	27,795	110,439,517	22,029,969	(132,689,841)	(192,560)

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	28,138,696	(127,726,837)	8,625,875

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information

Logiq, Inc., is a Delaware corporation that was incorporated in 2004. Logiq is headquartered in New York, with offices in New York City. The Company’s common stock is quoted on the OTC Markets under the symbol “LGIQ
”
.

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

The Company, through its DataLogiq platform offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis. The Company provides its digital marketing to SMBs in a wide variety of industry sectors. The Company believe
s
that SMBs can increase their sales, reach more customers, and promote their products and services using its
affordable and cost-effective solutions. The Company recognizes revenue on its
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

•	On November 2, 2020, the Company completed the acquisition of Fixel AI Inc., further expanding its DataLogiq product suite with its self-serve MarTech Audience Targeting platform.

•	On March 29, 2021, the Company completed the acquisition of Rebel AI, Inc., further expanding its DataLogiq product suite with its “The Rebel AI” advertising platform.

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

As of June 30, 2024, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

CERTAIN RISKS AND UNCERTAINTIES

The Company relies on cloud-based hosting through a global accredited hosting provider. While management believes that alternate sources are available, disruption or termination of this current relationship could adversely affect its operating results in the near-term.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the six months ended June 30, 2024 and 2023.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the six months ended June 30, 2024 and 2023 amounted to $nil and $840,013, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of June 30, 2024.

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

NOTE 2 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of June 30,	As of December 31,
	2024	2023

Prepayments	$146,774	$152,000
	$146,774	$152,000

NOTE 3 – AMOUNT DUE FROM RELATED PARTY

Amount due from related party consist of the following:

	As of June 30,	As of December 31,
	2024	2023

Amount due from related party	$449,421	$482,420
	$449,421	$482,420

The amount due from related party pertains to expenses paid on behalf of GoLogiq Inc. This amount is interest-free, unsecured and does not have fixed repayment terms.

NOTE 4 – ACCRUALS

Accruals and other payable consist of the following:

	As of June 30,	As of December 31,
	2024	2023

Accruals	$47,000	$50,000
	$47,000	$50,000

NOTE 5 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the six months ended June 30, 2024 and 2023, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of June 30, 2024	As of December 31, 2023
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of June 30, 2024, the Company does not have any deferred tax assets.

NOTE 6– STOCKHOLDERS’ EQUITY

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

The Reverse Stock Split did not change the Company’s current authorized number of shares of Common Stock or its par value. As such, the Company is authorized to issue up to 300,000,000 shares of Common Stock, par value $0.0001.

Issuance of Common Stock

During the three months ended March 31, 2024, a total of 19,931,130 shares with par value of $0.0001 per share were issued to various stockholders.

During the three months ended June 30, 2024, a total of 114,160,789 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the three months ended March 31, 2024 no shares were cancelled.

During the three months ended June 30, 2024 no shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2024 for Logiq, Inc., a total of 9,931,130 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2024 for Logiq, Inc., a total of 9,160,789 shares of common stock were issued for stock-based compensation to consultants.

NOTE 7 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2024 and 2023, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Numerator - basic and diluted
Net (Loss)	(215,463)	(3,565,215)	(880,492)	(16,013,715)

Denominator
Weighted average number of common shares outstanding - basic and diluted	143,855,621	89,352,752	158,638,130	78,099,797
(Loss) per common share - basic and diluted	(0.0015)	(0.0399)	(0.0056)	(0.2050)

Legal proceedings

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 8 – SEGMENT INFORMATION

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

The following table presents the segment information for the six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	215,463	2,534,824	880,492	13,424,199
Total operating (loss) income	(215,463)	(2,534,824)	(880,492)	(13,424,199)

Gologiq incl CreateApp post Spin off
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	-	-	-	-
Total operating (loss)	-	-	-	-

DLQ incl DATALogiq post Spin off
Segment operating income	$-	$4,860,561	$-	$8,398,088
Other corporate expenses, net	-	5,890,952	-	10,987,604
Total operating (loss)	-	(1,030,391)	-	(2,589,516)

Consolidated
Segment operating income	$-	$4,860,561	$-	$8,398,088
Other corporate expenses, net	215,463	8,425,776	880,492	24,411,803
Total operating (loss)	(215,463)	(3,565,215)	(880,492)	(16,013,715)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the six months ended June 30, 2024 and 2023.

NOTE 9 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2024	%	2023	%
Southeast Asia	$-	-	2,430,281	50.0
EU	-	-	1,215,140	25.0
South Korea	-	-	729,084	15.0
Africa	-	-	486,056	10.0
North America	-	-	-	-
Total revenue	$-	-	$4,860,561	100.0

	For the six months ended June 30,		For the six months ended June 30,
	2024	%	2023	%
Southeast Asia	$-	-	4,199,044	50.0
EU	-	-	2,099,522	25.0
South Korea	-	-	1,259,713	15.0
Africa	-	-	839,809	10.0
North America	-	-	-	-
Total revenue	$-	-	$8,398,088	100.0

NOTE 10 – SUBSEQUENT EVENTS

Logiq, Inc. Signs Letter of Intent to acquire Privately Held Biotech Company MedLab Essentials, LLC in $100MM Valuation Deal

On May 21, 2024 — Logiq, Inc. (OTC Markets: LGIQ) (“Logiq” or “the Company”), a pioneering force in digital consumer acquisition solutions, today revealed the signing of a binding letter of intent (LOI) to acquire MedLab Essentials, LLC (“MedLab”), www.cgtmed.com a trailblazer in cell and gene therapy innovation, in which Logiq will acquire MedLab in a share exchange of newly issued shares of LGIQ shared for 100%of of the shareholder interests of MedLab. MedLab will become wholly owned subsidiary of the Company and is expected to place executives in senior management positions.

This acquisition, valued at an estimated $100 million, marks a significant milestone for Logiq as it diversifies into the burgeoning biotech sector.

The acquisition is expected to close no later than October 31, 2024.

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

As of June 30, 2024, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

Results of Operation

Results of Operations for the Three Months ended June 30, 2024 and 2023

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended June 30, 2024 and 2023 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$4,860,561	100.0%	$(4,860,561)	(100.0)%
Cost of revenues (service)	-	-	4,330,655	89.1	(4,330,655)	(100.0)
Gross profit	-	-	529,906	10.9	(529,906)	(100.0)

Depreciation and amortization	-	-	420,644	8.7	(420,644)	(100.0)
General and administrative	215,463	-	3,523,857	72.5	(3,308,394)	(93.9)
Sales and marketing	-	-	104,715	2.2	(104,715)	(100.0)
Research and development	-	-	-	-	-	-
Total operating expenses	215,463	-	4,049,216	83.3	(3,833,753)	(94.7)
(Loss) from operations	(215,463)	-	(3,519,310)	(72.4)	3,303,847	(93.9)

Other (Expenses)/Income, net	-	-	(45,905)	(0.94)	45,905	(100.0)

Net (Loss) before income tax	(215,463)	-	(3,565,215)	(73.3)	3,349,752	(94.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(215,463)	-	(3,565,215)	(73.3)	3,349,752	(94.0)

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the three months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	-	-	31,283	-	(31,283)	100.0
General and administrative	215,463	-	2,398,827	-	(2,183,364)	(91.0)
Sales and marketing	-	-	104,715	-	(104,715)	-
Research and development	-	-	-	-	-	-
Total operating expenses	215,463	-	2,534,825	-	(2,319,362)	(91.5)
(Loss) from operations	(215,463)	-	(2,534,825)	-	2,319,362	(91.5)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(215,463)	-	(2,534,825)	-	2,319,362	(91.5)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(215,463)	-	(2,534,825)	-	2,319,362	(91.5)

DLQ including DataLogiq results of operations, post Spin off

	For the three months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$4,860,561	100.0%	$(4,860,561)	(100.0)%
Cost of revenues (service)	-	-	4,330,655	89.1	(4,330,655)	(100.0)
Gross profit	-	-	529,906	10.9	(529,906)	(100.0)

Depreciation and amortization	-	-	389,361	8.0	(389,361)	(100.0)
General and administrative	-	-	1,125,031	23.1	(1,125,031)	(100.0)
Sales and marketing	-	-	-	-	-	-
Research and development	-	-	-	-	-	-
Total operating expenses	-	-	1,514,392	31.2	(1,514,392)	(100.0)
(Loss) from operations	-	-	(984,486)	(20.3)	984,486	(100.0)

Other (Expenses)/Income, net	-	-	(45,905)	(0.94)	45,905	(100.00)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(1,030,391)	(21.2)	1,030,391	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(1,030,391)	(21.2)	1,030,391	(100.0)

Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $215,463 and $3,523,857 for the three months ended June 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

Stock-based compensation

Stock-based compensation expenses for the three months ended June 30, 2024 and 2023 was $458,039 and $1,757,320, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $nil and $104,715 for the three months ended June 30, 2024 and 2023, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $nil and ($45,905) for the three months ended June 30, 2024 and 2023 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($215,463) and ($3,565,215) for the three months ended June 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

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

Results of Operations for the Six Months ended June 30, 2024 and 2023

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the six months ended June 30, 2024 and 2023 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the six months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$8,398,088	100.0%	$(8,398,088)	(100.0)%
Cost of revenues (service)	-	-	7,582,899	90.3	(7,582,899)	(100.0)
Gross profit	-	-	815,189	9.7	(815,189)	(100.0)

Depreciation and amortization	-	-	840,013	10.0	(840,013)	(100.0)
General and administrative	880,492	-	15,688,504	186.8	(14,808,012)	(94.4)
Sales and marketing	-	-	214,715	2.6	(214,715)	(100.0)
Total operating expenses	880,492	-	16,743,232	199.4	(15,862,740)	(94.7)
(Loss) from operations	(880,492)	-	(15,928,043)	(189.7)	15,047,551	(94.5)

Other (Expenses)/Income, net	-	-	(85,672)	(1.02)	85,672	(100.0)
Net (Loss) before income tax	(880,492)	-	(16,013,715)	(190.7)	15,133,223	(94.5)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(880,492)	-	(16,013,715)	(190.7)	15,133,223	(94.5)

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the six months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	-	-	62,566	-	(62,566)	(100.0)
General and administrative	880,492	-	13,206,918	-	(12,326,426)	(93.3)
Sales and marketing	-	-	154,715	-	(154,715)	(100.0)
Total operating expenses	880,492	-	13,424,199	-	(12,543,707)	(93.4)
(Loss) from operations	(880,492)	-	(13,424,199)	-	12,543,707	(93.4)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(880,492)	-	(13,424,199)	-	12,543,707	(93.4)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(880,492)	-	(13,424,199)	-	12,543,707	(93.4)

DLQ including DataLogiq results of operations, post Spin off

	For the six months ended
	June 30, 2024		June 30, 2023		Change
Revenue (service)	$-	-%	$8,398,088	100.0%	$(8,398,088)	(100.0)%
Cost of revenues (service)	-	-	7,582,899	90.3	(7,582,899)	(100.0)
Gross profit	-	-	815,189	9.7	(815,189)	(100.0)

Depreciation and amortization	-	-	777,447	9.3	(777,447)	(100.0)
General and administrative	-	-	2,481,586	29.5	(2,481,586)	(100.0)
Sales and marketing	-	-	60,000	0.7	(60,000)	(100.0)
Total operating expenses	-	-	3,319,033	39.5	(3,319,033)	(100.0)
(Loss) from operations	-	-	(2,503,844)	(29.8)	2,503,844	(100.0)

Other (Expenses)/Income, net	-	-	(85,672)	(1.0)	85,672	(100.0)
Net (Loss) before income tax	-	-	(2,589,516)	(30.8)	2,589,516	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(2,589,516)	(30.8)	2,589,516	(100.0)
Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $880,492 and $15,688,504 for the six months ended June 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2024 and 2023 was $954,596 and $12,539,023, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $nil and $214,715 for the six months ended June 30, 2024 and 2023, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $nil and ($85,672) for the six months ended June 30, 2024 and 2023 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($880,492) and ($16,013,715) for the six months ended June 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

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

Liquidity and Capital Resources

During the six months ended June 30, 2024, our primary sources of capital came from (i) existing cash and (ii) proceeds from third-party financings.

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the six months June 30,
	2024	2023
Cash flows:
Net cash (used in) operating activities	$(1,128,884)	$(16,224,452)
Net cash provided by (used in) investment activities	$33,000	$(483,921)
Net cash provided by financing activities	$1,088,613	$16,725,369

Operating Activities

During the six months ended June 30, 2024, (loss) from operations used ($880,492), compared to ($15,928,043) for the six months ended June 30, 2023. Our net (loss) for the six months ended June 30, 2024 decreased to ($880,492) and ($16,013,715) respectively compared to the same period last year. Depreciation and amortization decreased to $nil and $840,013 respectively compared to the same period last year.

Investing Activities

During the six months ended June 30, 2024, we provided cash $33,000 for investing activities compared to ($483,921) cash used during the six months ended June 30, 2023.

Financing Activities

During the six months ended June 30, 2024 we generated $1,088,613 from financing activities, compared to $16,725,369 for the six months ended June 30, 2023, primarily from the proceeds from the sale of common stock.

The Company estimate that based on current plans, assumptions and fund raising, that our available cash and the cash we generate from our core operations will generally be sufficient to satisfy our capital expenditures under our present operating expectations, for up to 12 months. We believe that we have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. However, we shall continue to evaluate our capital expenditure needs based upon factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, or delay our expansion plans or pay our obligations, diversify our geographical reach, and grow our Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the COSO framework.  Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2023 was not effective as we did not maintain effective controls over the selection and application of U.S. Generally Accepted Accounting Principles (“GAAP”) related to classification of capital transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. These material weaknesses resulted in the restatement of our financial statements for the year ended December 31, 2023. Our management concluded that the Company’s previously issued financial statements for the year ended December 31, 2023 should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 and concluded each was ineffective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In particular, management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

•
Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

•	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP, and

•	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

Remediation Efforts to Address Significant Deficiencies

In 2024, the Board has provided training to our finance personnel for the application of SEC regulations, and the preparation of financial statements and their related disclosures to remediate the weakness in our internal control.

We also intend to take the following actions to address the material weaknesses described above:

•
Management will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations.  We expect to provide it to our staff throughout the year of 2024;

•
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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defence and settlement costs, diversion of management resources, and other factors.

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

During the three months ended June 30, 2024, a total of 114,160,789 shares with par value of $0.0001 per share were issued to various stockholders.

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

Logiq, Inc.

Date: September 26, 2024	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	September 26, 2024
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	September 26, 2024
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	September 26, 2024
Ross O’Brien

