Form 10-Q
period 2024-09-30
LOGIQ, INC.
filed 2025-01-15
CIK 1335112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended
September 30
, 2024

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
☐
Yes
☒
No

As of November 8, 2024, the issuer had 279,447,540 shares of common stock issued and outstanding.

LOGIQ INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

i

P
ART 1 - FINANCIAL INFORMATION

I
TEM 1. Financial Statements

LOGIQ INC.

C
onsolidated Balance Sheets

	September 30	December 31
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayment, deposit and other receivables	146,774	152,000
Amount due from related party	445,421	482,420
Cash and cash equivalents	1,006	16,858
Total current assets	593,201	651,278
Total assets	$593,201	$651,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	827,420	991,958
Accruals	49,000	50,000
Deposits received for share to be issued	21,690	-
Total current liabilities	898,110	1,041,958
Non-Current Liabilities
Other loan	10,000	10,000
Total non-current liabilities	10,000	10,000
Total liabilities	$908,110	$1,051,958
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 279,447,540 and 143,855,621 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	27,945	14,386
Additional paid-in capital	110,514,367	109,364,314
Capital reserves	22,029,969	22,029,969
Accumulated deficit brought forward	(132,887,190)	(131,809,349)
Total stockholder's (deficit)	(314,909)	(400,680)
Total liabilities and stockholders' equity	$593,201	$651,278

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

C
onsolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service Revenue	$-	$3,265,674	$-	$11,663,762
Cost of Service	-	3,207,706	-	10,790,605
Gross Profit	-	57,968	-	873,157

Operating Expenses
Depreciation and amortization	-	689,318	-	1,529,331
General and administrative	197,349	3,256,702	1,077,841	18,945,206
Sales and marketing	-	-	-	214,715
Total Operating Expenses	197,349	3,946,020	1,077,841	20,689,252

(Loss) from Operations	(197,349)	(3,888,052)	(1,077,841)	(19,816,095)

Other (Expenses)/Income, net	-	(46,391)	-	(132,063)

Net (Loss) before income tax	(197,349)	(3,934,443)	(1,077,841)	(19,948,158)
Income tax (Corporate tax)	-	-	-	-
Net (Loss)	$(197,349)	$(3,934,443)	$(1,077,841)	$(19,948,158)

Net (Loss) profit per common share - basic and fully diluted:	(0.0007)	(0.0387)	(0.0049)	(0.2318)

Weighted average number of basic and fully diluted common shares outstanding	279,170,366	101,745,947	219,612,537	86,068,463

The accompanying notes are an integral part of these financial statements.

LOGIQ INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,077,841)	$(19,948,158)
Adjustments to reconciled net loss to net cash used by operating activities:
Depreciation of property, plant, and equipment	-	32,378
Amortization of intangible assets	-	1,496,955
Changes in operating assets and liabilities:
Accounts receivable	-	1,054,309
Prepayments, deposit and other receivables	5,226	137,367
Accounts payable	(164,540)	(2,129,577)
Accruals	(1,000)	383,963
Operating lease	-	41,533
Net cash (used in) operating activities	(1,238,155)	(18,931,230)
INVESTING ACTIVITIES:
Amount due from related party	37,000	(482,420)
Net cash provided by (used in) investing activities	37,000	(482,420)
FINANCING ACTIVITIES:
Proceeds from shares to be issued	21,690	(260,220)
Proceeds from stock issuance, net of expenses	1,163,613	19,594,517
Net cash provided by financing activities	1,185,303	19,334,297
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,852)	(79,353)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,858	472,206
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,006	$392,853
NON-CASH TRANSACTION
Issuance of shares for services received	$1,029,596	$14,135,579

The accompanying notes are an integral part of these financial statements

LOGIQ INC.

Consolidated Statements of Stockholders’ Equity

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2023	143,855,621	$14,386	$109,364,314	$22,029,969	$(131,809,349)	$(400,680)
Issuance of shares for proceeds	19,931,130	1,993	504,564	-	-	506,557
Net loss for the period	-	-	-	-	(665,029)	(665,029)
Balance March 31, 2024	163,786,751	16,379	109,868,878	22,029,969	(132,474,378)	(559,152)
Issuance of shares for proceeds	114,160,789	11,416	570,639	-	-	582,055
Net loss for the period	-	-	-	-	(215,463)	(215,463)
Balance June 30, 2024	277,947,540	27,795	110,439,517	22,029,969	(132,689,841)	(192,560)
Issuance of shares for proceeds	1,500,000	150	74,850	-	-	75,000
Net loss for the period	-	-	-	-	(197,349)	(197,349)
Balance September 30, 2024	279,447,540	27,945	110,514,367	22,029,969	(132,887,190)	(314,909)

			Additional	Subscriptions
	Common		paid-in	received/Capital	Accumulated	Stockholders’
	Stock *	Amount	capital	reserves	(Deficit)	(Deficit)/Equity
Balance December 31, 2022	55,118,520	$5,512	$94,829,417	$24,532,194	$(111,713,122)	$7,654,001
Issuance of shares for proceeds	19,278,526	1,928	11,064,408	3,089,814	-	14,156,150
Net loss for the period	-	-	-	-	(12,448,500)	(12,448,500)
Balance March 31, 2023	74,397,046	7,440	105,893,825	27,622,008	(124,161,622)	9,361,651
Issuance of shares for proceeds	21,451,168	2,145	2,310,606	516,688	-	2,829,439
Net loss for the period	-	-	-	-	(3,565,215)	(3,565,215)
Balance June 30, 2023	95,848,214	9,585	108,204,431	28,138,696	(127,726,837)	8,625,875
Issuance of shares for proceeds	33,531,100	3,353	2,200,667	404,908	-	2,608,928
Net loss for the period	-	-	-	-	(3,934,443)	(3,934,443)
Balance September 30, 2023	129,379,314	12,938	110,405,098	28,543,604	(131,661,280)	7,300,360

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED

C
ONSOLIDATED FINANCIAL STATEMENTS

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

The Company, through its DataLogiq platform offers online marketing solutions on a performance marketing and self-serve, Software as a Service (“SaaS”) basis. The Company provides its digital marketing to SMBs in a wide variety of industry sectors. The Company believes that SMBs can increase their sales, reach more customers, and promote their products and services using its affordable and cost-effective solutions. The Company recognizes revenue on its SaaS platform when provisioning services for their marketing campaigns. They also recognize revenue on CPL and other metrics for engagements undertaken on a performance marketing basis.

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

As of September 30, 2024, the Company controlled, through one of its subsidiaries, approximately 7.6% of the GoLogiq’s issued and outstanding shares of common stock.

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

GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the nine months ended September 30, 2024 and 2023.

The Company’s intangible assets consist of software technology, which is amortized using the straight-line method over five years. Amortization expense for the nine months ended September 30, 2024 and 2023 amounted to $nil and $1,529,331, respectively, which was included in the amortization of intangible assets expense of the accompanying consolidated statements of operations.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of September 30, 2024.

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

NOTE 2 – PREPAYMENTS, DEPOSIT AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following:

	As of September 30,	As of December 31,
	2024	2023

Other receivables	$146,774	$152,000
	$146,774	$152,000

NOTE 3 – AMOUNT DUE FROM RELATED PARTY

Amount due from related party consist of the following:

	As of September 30,	As of December 31,
	2024	2023

Amount due from related party	$445,421	$482,420
	$445,421	$482,420

The amount due from related party pertains to expenses paid on behalf of GoLogiq Inc. This amount is interest-free, unsecured and does not have fixed repayment terms.

NOTE 4 – ACCRUALS

Accruals and other payable consist of the following:

	As of September 30,	As of December 31,
	2024	2023

Accruals	$49,000	$50,000
	$49,000	$50,000

NOTE 5 – INCOME TAX

The United States of America

Logiq, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The Company generated no taxable income for the nine months ended September 30, 2024 and 2023, which, had the Company generated any taxable income, would have been subject to U.S. federal corporate income tax rate of 21% and 34%, respectively.

	As of September 30, 2024	As of December 31, 2023
U.S. statutory tax rate	21.00%	21.00%
Effective tax rate	21.00%	21.00%

As of September 30, 2024, the Company does not have any deferred tax assets.

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

During the three months ended September 30, 2024, a total of 1,500,000 shares with par value of $0.0001 per share were issued to various stockholders.

Cancellation of Common Stock

During the three months ended March 31, 2024 no shares were cancelled.

During the three months ended June 30, 2024 no shares were cancelled.

During the three months ended September 30, 2024 no shares were cancelled.

Stock-Based Compensation

For the three months ended March 31, 2024 for Logiq, Inc., a total of 9,931,130 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended June 30, 2024 for Logiq, Inc., a total of 9,160,789 shares of common stock were issued for stock-based compensation to consultants.

For the three months ended September 30, 2024 for Logiq, Inc., a total of 1,500,000 shares of common stock were issued for stock-based compensation to consultants.

NOTE 7 – (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2024 and 2023, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Numerator - basic and diluted
Net (Loss)	(197,349)	(3,934,443)	(1,077,841)	(19,948,158)

Denominator
Weighted average number of common shares outstanding - basic and diluted	279,170,366	101,745,947	219,612,537	86,068,463
(Loss) per common share - basic and diluted	(0.0007)	(0.0387)	(0.0049)	(0.2318)

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

The following table presents the segment information for the nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Logiq (Delaware) prior to Spin off CreateApp
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	197,349	2,232,677	1,077,841	15,656,876
Total operating (loss)	(197,349)	(2,232,677)	(1,077,841)	(15,656,876)

Gologiq incl CreateApp post Spin off
Segment operating income	$-	$-	$-	$-
Other corporate expenses, net	-	-	-	-
Total operating (loss)	-	-	-	-

DLQ incl DATALogiq post Spin off
Segment operating income	$-	$3,265,674	$-	$11,663,762
Other corporate expenses, net	-	4,967,440	-	15,955,044
Total operating (loss)	-	(1,701,766)	-	(4,291,282)

Consolidated
Segment operating income	$-	$3,265,674	$-	$11,663,762
Other corporate expenses, net	197,349	7,200,117	1,077,841	31,611,920
Total operating (loss)	(197,349)	(3,934,443)	(1,077,841)	(19,948,158)

Significant Customers

No revenues from any single customer exceeded 10% of total net revenues for the nine months ended September 30, 2024 and 2023.

NOTE 9 – GEOGRAPHICAL INFORMATION

Revenue by geographical region for the nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,		For the three months ended September 30,
	2024	%	2023	%
Southeast Asia	$-	-	1,632,837	50.0
EU	-	-	816,419	25.0
South Korea	-	-	489,851	15.0
Africa	-	-	326,567	10.0
North America	-	-	-	-
Total revenue	$-	-	$3,265,674	100.0

	For the nine months ended September 30,		For the nine months ended September 30,
	2024	%	2023	%
Southeast Asia	$-	-	5,831,881	50.0
EU	-	-	2,915,941	25.0
South Korea	-	-	1,749,564	15.0
Africa	-	-	1,166,376	10.0
North America	-	-	-	-
Total revenue	$-	-	$11,663,762	100.0

NOTE 10 – SUBSEQUENT EVENTS

Logiq, Inc. Signs Letter of Intent to acquire Privately Held Biotech Company MedLab Essentials, LLC in $100MM Valuation Deal

On May 21, 2024 — Logiq, Inc. (OTC Markets: LGIQ) (“Logiq” or “the Company”), a pioneering force in digital consumer acquisition solutions, today revealed the signing of a binding letter of intent (LOI) to acquire MedLab Essentials, LLC (“MedLab”), www.cgtmed.com a trailblazer in cell and gene therapy innovation, in which Logiq will acquire MedLab in a share exchange of newly issued shares of LGIQ shared for 100% of the shareholder interests of MedLab. MedLab will become wholly owned subsidiary of the Company and is expected to place executives in senior management positions.

This acquisition, valued at an estimated $100 million, marks a significant milestone for Logiq as it diversifies into the burgeoning biotech sector.

The acquisition is expected to close no later than January 31, 2025.

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
100
% of the GoLogiq Shares to the Company’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every
1
share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra) upon completion of the Distribution.

On July 27, 2022, the Company completed the Distribution and Spin Off. As a result, the Company no longer has a direct equity ownership of GoLogiq.

As of September 30, 2024, the Company controlled, through one of its subsidiaries, approximately
7.6
% of the GoLogiq’s issued and outstanding shares of common stock.

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

On May 1, 2023, the Company and DLQ into an amendment to the Merger Agreement (the “First Amendment”) with the other parties thereto, to remove the requirement that Abri have at least $
5,000,001
of net tangible assets either immediately prior to or upon consummation of the Merger.

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

On July 20, 2023, the Company, DLQ, Abri and Merger Sub entered into the Third Amendment to the Merger Agreement (the “Third Amendment”) to (i) remove provisions related to the transfer of certain intellectual property assets of Fixel AI, Inc. (“Fixel”) and Rebel AI, Inc. (“Rebel”), (ii) change the name of the Surviving Corporation to “Collective Audience, Inc.”, and (iii) increase the size of the senior financing facility from $
25
Million to $
30
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

Results of Operation

Results of Operations for the Three Months ended September 30, 2024 and 2023

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the three months ended September 30, 2024 and 2023 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the three months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$3,265,674	100.0%	$(3,265,674)	(100.0)%
Cost of revenues (service)	-	-	3,207,706	98.2	(3,207,706)	(100.0)
Gross profit	-	-	57,968	1.8	(57,968)	(100.0)

Depreciation and amortization	-	-	689,318	21.1	(689,318)	(100.0)
General and administrative	197,349	-	3,256,702	99.7	(3,059,353)	(93.9)
Total operating expenses	197,349	-	3,946,020	120.8	(3,748,671)	(95.0)
(Loss) from operations	(197,349)	-	(3,888,052)	(119.1)	(3,690,703)	(94.9)

Other (Expenses)/Income, net	-	-	(46,391)	(1.42)	(46,391)	(100.0)

Net (Loss) before income tax	(197,349)	-	(3,934,443)	(120.5)	(3,737,094)	(95.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(197,349)	-	(3,934,443)	(120.5)	(3,737,094)	(95.0)

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the three months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	-	-	301,233	-	(301,233)	100.0
General and administrative	197,349	-	1,931,444	-	(1,734,095)	(89.9)
Sales and marketing	-	-	-	-	-	-
Total operating expenses	197,349	-	2,232,677	-	(2,035,328)	(91.2)
(Loss) from operations	(197,349)	-	(2,232,677)	-	(2,035,328)	(91.2)

Other (Expenses)/Income, net	-	-	-	-	-	-
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	(197,349)	-	(2,232,677)	-	(2,035,328)	(91.2)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(197,349)	-	(2,232,677)	-	(2,035,328)	(91.2)

DLQ including DataLogiq results of operations, post Spin off

	For the three months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$3,265,674	100.0%	$(3,265,674)	(100.0)%
Cost of revenues (service)	-	-	3,207,706	98.2	(3,207,706)	(100.0)
Gross profit	-	-	57,968	1.8	(57,968)	(100.0)

Depreciation and amortization	-	-	388,085	11.9	(388,085)	(100.0)
General and administrative	-	-	1,325,258	40.6	(1,325,258)	(100.0)
Total operating expenses	-	-	1,713,343	52.5	(1,713,343)	(100.0)
(Loss) from operations	-	-	(1,655,375)	(50.7)	(1,655,375)	(100.0)

Other (Expenses)/Income, net	-	-	(46,391)	(1.42)	(46,391)	(100.00)
Impairment loss on investment in associate	-	-	-	-	-	-
Net (Loss) before income tax	-	-	(1,701,766)	(52.1)	(1,701,766)	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(1,701,766)	(52.1)	(1,701,766)	(100.0)

Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $
197,349
and $
3,256,702
for the three months ended September 30, 2024 and 2023, respectively. The reduction was due to the spin-off of the CreateApp and DataLogiq platforms.

Stock-based compensation

Stock-based compensation expenses for the three months ended September 30, 2024 and 2023 was $
75,000
and $
1,596,556
, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $nil and ($
46,391
) for the three months ended September 30, 2024 and 2023 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($
197,349
) and ($
3,934,443
) for the three months ended September 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

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

Results of Operations for the Nine Months ended September 30, 2024 and 2023

The following sets forth selected items from our statements of operations and the percentages that such items bear to net sales for the nine months ended September 30, 2024 and 2023 (Because of rounding, numbers may not foot). The Consolidated results include Logiq, Inc. (a Delaware Corporation) and its subsidiaries, DLQ, Inc (a Nevada Corporation)(formerly Logiq, Inc. (Nevada), Fixel AI Inc. and Rebel Inc. (collectively, also known as the DataLogiq segment).

Consolidated Results of Operations

	For the nine months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$11,663,762	100.0%	$(11,663,672)	(100.0)%
Cost of revenues (service)	-	-	10,790,605	92.5	(10,790,605)	(100.0)
Gross profit	-	-	873,157	7.5	(873,157)	(100.0)

Depreciation and amortization	-	-	1,529,331	13.1	(1,529,331)	(100.0)
General and administrative	1,077,841	-	18,945,206	162.4	(17,867,365)	(94.3)
Sales and marketing	-	-	214,715	1.8	(214,715)	(100.0)
Total operating expenses	1,077,841	-	20,689,252	177.4	(19,611,411)	(94.8)
(Loss) from operations	(1,077,841)	-	(19,816,095)	(169.9)	(18,738,254)	(94.6)

Other (Expenses)/Income, net	-	-	(132,063)	(1.1)	(132,063)	(100.0)
Net (Loss) before income tax	(1,077,841)	-	(19,948,158)	(171.0)	(18,870,317)	(94.6)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,077,841)	-	(19,948,158)	(171.0)	(18,870,317)	(94.6)

Logiq (Delaware) including AppLogiq results of operations, post Spin off

	For the nine months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$-	-%	$-	-%
Cost of revenues (service)	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Depreciation and amortization	-	-	363,799	-	(363,799)	(100.0)
General and administrative	1,077,841	-	15,138,362	-	(14,060,521)	(92.9)
Sales and marketing	-	-	154,715	-	(154,715)	(100.0)
Total operating expenses	1,077,841	-	15,656,876	-	(14,579,035)	(93.1)
(Loss) from operations	(1,077,841)	-	(15,656,876)	-	(14,579,035)	(93.1)

Other (Expenses)/Income, net	-	-	-	-	-	-
Net (Loss) before income tax	(1,077,841)	-	(15,656,876)	-	(14,579,035)	(93.1)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	(1,077,841)	-	(15,656,876)	-	(14,579,035)	(93.1)

DLQ including DataLogiq results of operations, post Spin off

	For the nine months ended
	September 30, 2024		September 30, 2023		Change
Revenue (service)	$-	-%	$11,663,762	100.0%	$(11,663,762)	(100.0)%
Cost of revenues (service)	-	-	10,790,605	92.5	(10,790,605)	(100.0)
Gross profit	-	-	873,157	7.5	(873,157)	(100.0)

Depreciation and amortization	-	-	1,165,532	10.0	(1,165,532)	(100.0)
General and administrative	-	-	3,806,844	32.6	(3,806,844)	(100.0)
Sales and marketing	-	-	60,000	0.5	(60,000)	(100.0)
Total operating expenses	-	-	5,032,376	43.1	(5,032,376)	(100.0)
(Loss) from operations	-	-	(4,159,219)	(35.7)	(4,159,219)	(100.0)

Other (Expenses)/Income, net	-	-	(132,063)	(1.1)	(132,063)	(100.0)
Net (Loss) before income tax	-	-	(4,291,282)	(36.8)	(4,291,282)	(100.0)
Income tax (expense)	-	-	-	-	-	-
Net (Loss)	-	-	(4,291,282)	(36.8)	(4,291,282)	(100.0)
Consolidated Results of continuing operations

Consolidated Revenue (Service) and Cost of Revenue (Service)

The Revenues and Cost of revenue from the CreateApp and DataLogiq platform have been excluded after spin off.

Consolidated Operating Expenses

General and Administrative (G&A)

Consolidated General and administrative expenses were $
1,077,841
and $
18,945,206
for the nine months ended September 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2024 and 2023 was $
1,029,596
and $
14,135,579
, respectively.

Sales and Marketing (S&M)

Consolidated Sales and Marketing expenses were $nil and $
214,715
for the nine months ended September 30, 2024 and 2023, respectively.

Consolidated Other Income/(Expenses)

Consolidated Other income (expenses), net was $nil and ($
132,063
) for the nine months ended September 30, 2024 and 2023 respectively.

Consolidated Net (Loss) Before Income Tax

The Company posted a net loss before income tax ($
1,077,841
) and ($
19,948,158
) for the nine months ended September 30, 2024 and 2023, respectively. The reduction was due to the spin off of the CreateApp and DataLogiq platforms.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2024, our primary sources of capital came from (i) existing cash and (ii) proceeds from third-party financings.

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months September 30,
	2024	2023
Cash flows:
Net cash (used in) operating activities	$(1,238,155)	$(18,931,230)
Net cash provided by (used in) investment activities	$37,000	$(482,420)
Net cash provided by financing activities	$1,185,303	$19,334,297

Operating Activities

During the nine months ended September 30, 2024, (loss) from operations used ($
1,238,155
), compared to ($
18,931,230
) for the nine months ended September 30, 2023. Our net (loss) for the nine months ended September 30, 2024 decreased to ($
1,077,841
) and ($
19,948,158
) respectively compared to the same period last year. Depreciation and amortization decreased to $
nil
and $
1,529,331
respectively compared to the same period last year.

Investing Activities

During the nine months ended September 30, 2024, we provided cash $
37,000
for investing activities compared to ($
482,420
) cash used during the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024 we generated $
1,185,303
from financing activities, compared to $
19,334,297
for the nine months ended September 30, 2023, primarily from the proceeds from the sale of common stock.

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2024, a total of 1,500,000 shares with par value of $0.0001 per share were issued to various stockholders.
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

Logiq, Inc.

Date: January 15, 2025	By:	/s/ Brent Suen
Brent Suen, Chief Executive Officer, Principal Executive & Financial Officer

By:	/s/ Lionel Choong
Lionel Choong Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent Suen	Chief Executive Officer, President, Executive Chairman &	January 15, 2025
Brent Suen	Director (Principal Executive and Financial Officer)

/s/ Lionel Choong	Chief Financial Officer, Director	January 15, 2025
Lionel Choong	(Principal Accounting Officer)

/s/ Ross O’Brien	Independent Director	January 15, 2025
Ross O’Brien

